Form 10QSB
period 1996-04-30
MACGREGOR SPORTS & FITNESS INC
filed 1996-06-20
CIK 867347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)
  ( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1996
                                       OR
  ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______
                         Commission file number 0-19817

                       MACGREGOR SPORTS AND FITNESS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                          41-1652566
- -------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer I.D. #)
incorporation or organization)

                   8100 White Horse Road, Greenville, SC 29611
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (864) 294-5230
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES        NO
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,698,002 common shares, par value $.02 per share, outstanding at June 3, 1996.

                    Page 1 of 17 total pages on this document

                       MACGREGOR SPORTS AND FITNESS, INC.

                                AND SUBSIDIARIES







PART I.       FINANCIAL INFORMATION



PART II.      OTHER INFORMATION

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1996 AND JULY 31, 1995

                                     ASSETS






                                                    APRIL 30, 1996       JULY 31, 1995
                                                   ---------------       -------------
                                                      (Unaudited)

CURRENT ASSETS:
  CASH                                                $    4,646          $    2,846
  TRADE  RECEIVABLES, NET OF
    ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $4,000 AT JULY 31, 1995                                        1,329
  INVENTORIES                                                                  6,450
  ROYALTY RECEIVABLE, RELATED PARTY                       77,190
                                                      ----------          ----------

TOTAL CURRENT ASSETS                                      81,836              10,625
                                                      ----------          ----------

OFFICE FURNITURE AND EQUIPMENT                                                 8,414
LESS ACCUMULATED DEPRECIATION
  AND AMORTIZATION                                                            (6,723)
                                                      ----------          ----------

                                                                               1,691
                                                      ----------          ----------

OTHER ASSETS:
  TRADEMARKS AND LICENSE AGREEMENTS
     NET OF ACCUMULATED AMORTIZATION
     ($2,439,225, APRIL 30, 1996; $1,099,612
     JULY 31, 1995)                                    2,932,880           4,272,492
                                                      ----------          ----------

                                                      $3,014,716          $4,284,808
                                                      ==========          ==========


                                  (CONTINUED)

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                       APRIL 30, 1996 AND JULY 31, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                      APRIL 30, 1996      JULY 31, 1995
                                                      --------------      -------------
                                                        (Unaudited)
CURRENT LIABILITIES:
  LINES OF CREDIT                                      $                   $   380,677
  NOTES PAYABLE, SHAREHOLDERS                                                   91,306
  CURRENT PORTION OF LONG-TERM DEBT,
   SHAREHOLDER                                                                  27,000
  INVESTMENT FEES PAYABLE TO RELATED PARTY                                     281,500
  ACCRUED INTEREST AND OTHER, RELATED PARTY                                    379,180
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        953,013
  DEFERRED ROYALTY REVENUE                                                      64,477
                                                       -----------         -----------

TOTAL CURRENT LIABILITIES                                                    2,177,153
                                                       -----------         -----------

LONG-TERM DEBT, SHAREHOLDER                                                    225,020
                                                       -----------         -----------

CLASS A 10% MANDATORY REDEEMABLE
  CONVERTIBLE PREFERRED STOCK, LIQUIDATION
  PREFERENCE $610,000 PLUS UNPAID DIVIDENDS, IF
  AND WHEN DECLARED; ISSUED AND OUTSTANDING -
  0 SHARES AT APRIL 30, 1996 AND 610 SHARES
  AT JULY 31, 1995.                                                            610,000
                                                       -----------         -----------

SHAREHOLDERS' EQUITY:
  CLASS C CONVERTIBLE PREFERRED STOCK,
    LIQUIDATION PREFERENCE OF $1,000 PLUS
    DIVIDEND PREFERENCE OF $70 PER SHARE
    PER YEAR, ISSUED AND OUTSTANDING 0 SHARES
    AT APRIL 30, 1996 AND 1000 SHARES AT
    JULY 31, 1995.                                                           1,000,000
  COMMON STOCK, PAR VALUE $.02; AUTHORIZED
    25,000,000 SHARES, ISSUED AND OUTSTANDING
    11,698,002  SHARES AT APRIL 30, 1996
    AND 8,249,423 SHARES AT JULY 31, 1995                  233,959             164,988
  ADDITIONAL PAID-IN CAPITAL                            11,934,013           7,397,429
  WARRANTS                                               1,093,988               3,588
  DEFICIT                                              (10,247,244)         (7,293,370)
                                                       -----------         -----------

                                                         3,014,716           1,272,635
                                                       -----------         -----------

                                                       $ 3,014,716         $ 4,284,808
                                                       ===========         ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                                  (UNAUDITED)





                                                APRIL 30, 1996     APRIL 30, 1995
                                                --------------     --------------

SALES                                             $                 $    129,931
COST OF SALES                                                            111,447
                                                  ------------      ------------

GROSS PROFIT                                                              18,484
                                                  ------------      ------------

ROYALTY INCOME:
  RELATED PARTY                                                           76,665
                                                  ------------      ------------

OPERATING EXPENSES:
  GENERAL AND ADMINISTRATIVE                         1,422,448           124,715
  DEPRECIATION AND AMORTIZATION                         36,661            69,521
                                                  ------------      ------------

                                                     1,459,109           194,236
                                                  ------------      ------------

OPERATING INCOME (LOSS)                             (1,459,109)          (99,087)
                                                  ------------      ------------

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE:
    RELATED PARTY                                       (6,301)          (26,657)
    OTHER                                               (3,092)           (8,507)
  OTHER                                                     81             4,046
                                                  ------------      ------------

                                                        (9,312)          (31,118)
                                                  ------------      ------------

NET LOSS                                          $ (1,468,421)     $   (130,205)
                                                  ============      ============

LOSS PER COMMON SHARE                             $       (.13)     $       (.02)
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES            11,599,113         8,249,423
                                                  ============      ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE  MONTHS ENDED APRIL 30, 1996  AND 1995

                                  (UNAUDITED)





                                                  APRIL 30, 1996    APRIL 30, 1995
                                                  --------------    --------------

SALES                                              $                  $  450,450
COST OF SALES                                                            328,239
                                                   -----------        ----------

GROSS PROFIT                                                             122,211
                                                   -----------        ----------

ROYALTY INCOME:
  RELATED PARTY                                        141,667           176,665
                                                   -----------        ----------

OPERATING EXPENSES:
  GENERAL AND ADMINISTRATIVE                         1,824,539           355,790
  DEPRECIATION AND AMORTIZATION                        140,459           219,521
  WRITE DOWN OF TRADEMARK COSTS (NOTE 4)             1,200,000
                                                   -----------        ----------

                                                     3,164,998           575,311
                                                   -----------        ----------

OPERATING  LOSS                                     (3,023,331)         (276,435)
                                                   -----------        ----------

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE:
    RELATED PARTY                                      (38,338)          (80,952)
    OTHER                                              (12,830)          (28,149)
  OTHER                                                    838            17,020
                                                   -----------        ----------

                                                       (50,330)          (92,081)
                                                   -----------        ----------

LOSS  BEFORE EXTRAORDINARY ITEM                     (3,073,661)         (368,516)
                                                   -----------        ----------

EXTRAORDINARY ITEM, GAIN FROM
  EXTINGUISHMENT OF DEBT                               119,787
                                                   -----------        ----------

NET LOSS                                           $(2,953,874)       $ (368,516)
                                                   ===========        ==========

LOSS PER COMMON SHARE:  BEFORE
  EXTRAORDINARY ITEM                               $      (.32)       $     (.05)
                                                   ===========        ==========

LOSS PER COMMON SHARE:                             $      (.31)       $     (.05)
                                                   ===========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             9,652,274         8,143,312
                                                   ===========        ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       NINE MONTHS  ENDED APRIL 30, 1996
                                  (Unaudited)


                                                    CLASS C
                                                PREFERRED STOCK              COMMON STOCK
                                             SHARES         AMOUNT        SHARES        AMOUNT
                                             ------         ------        ------        ------

Balance, July 31, 1995                        1,000      $ 1,000,000    8,249,423    $ 164,988

Common stock issued as collateral
  for line of credit                                                      228,667        4,573

Common stock issued in conversion of
  notes payable shareholders                                               42,056          841

Common stock issued in conversion
  of  Class C convertible
  preferred shares                           (1,000)      (1,000,000)   1,000,000       20,000

Common stock issued in conversion
  of  Class A redeemable convertible
  preferred stock                                                         165,920        3,318

Class A dividends declared

Common stock issued in payment
  of accrued Class A dividends                                            112,000        2,240

Common Stock issued in payment
  of $1,053,005  of accounts payable and
  accrued expenses, $324,924 accrued
  interest and other related parties,
  $281,500 investment fees related
  party, $252,020 long-term debt
  shareholder, $49,250 notes payable
  shareholders (Note 8).                                                1,271,936       25,439

Common stock sold at:
  200,000 shares  at  $.50                                                200,000        4,000
  128,000 shares  at  $.75                                                128,000        2,560
  200,000 shares  at  $1.25                                               200,000        4,000

Sale of previously issued common stock
  (344,000 shares)
  (228,667 shares)

Common stock issued in exercise of
  employee stock option                                                   100,000        2,000

Warrants issued in connection of
  services provided

Net Loss
                                             ------       ----------   ----------    ---------

Balance, April  30, 1996                          0                0   11,698,002    $ 233,959
                                             ======       ==========   ==========    =========

                                            ADDITIONAL
                                              PAID-IN
                                              CAPITAL       WARRANTS    DEFICIT         TOTAL
                                              -------       --------    -------         -----

Balance, July 31, 1995                     $ 7,397,429   $    3,588   $ (7,293,370)  $ 1,272,635

Common stock issued as collateral
  for line of credit                            (4,573)

Common stock issued in conversion of
  notes payable shareholders                    41,215                                    42,056

Common stock issued in conversion
  of  Class C convertible
  preferred shares                             980,000

Common stock issued in conversion
  of  Class A redeemable convertible
  preferred stock                              606,682                                   610,000

Class A dividends declared                    (280,000)                                 (280,000)

Common stock issued in payment
  of accrued Class A dividends                 277,760                                   280,000

Common Stock issued in payment
  of $1,053,005  of accounts payable and
  accrued expenses, $324,924 accrued
  interest and other related parties,
  $281,500 investment fees related
  party, $252,020 long-term debt
  shareholder, $49,250 notes payable
  shareholders (Note 8).                     1,935,260                                 1,960,699

Common stock sold at:
  200,000 shares  at  $.50                      96,000                                   100,000
  128,000 shares  at  $.75                      93,440                                    96,000
  200,000 shares  at  $1.25                    246,000                                   250,000

Sale of previously issued common stock
  (344,000 shares)                             172,000                                   172,000
  (228,667 shares)                             274,800                                   274,800

Common stock issued in exercise of
  employee stock option                         98,000                                   100,000

Warrants issued in connection of
  services provided                                       1,090,400                    1,090,400

Net Loss                                                               (2,953,874)    (2,953,874)
                                           -----------   ----------  ------------    -----------

Balance, April  30, 1996                   $11,934,013   $1,093,988  $(10,247,244)   $ 3,014,716
                                           ===========   ==========  ============    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE  MONTHS  ENDED  APRIL  30, 1996 AND 1995

                                  (UNAUDITED)


                                                               APRIL 30, 1996      APRIL 30, 1995
                                                               --------------      --------------

NET CASH  PROVIDED BY  (USED IN) OPERATING ACTIVITIES             $(610,322)          $  1,414
                                                                  ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PAYMENTS UNDER REVOLVING CREDIT AGREEMENTS                   (380,677)           (13,158)
  PROCEEDS FROM ISSUANCE OF SHARES OF COMMON STOCK                  992,799
  PROCEEDS FROM ISSUANCE OF NOTE PAYABLE, SHAREHOLDER               164,000
  PAYMENTS TO NOTES PAYABLE, SHAREHOLDER                           (164,000)
  INCREASE (DECREASE) IN BANK OVERDRAFT                                                (16,153)
                                                                  ---------           --------

NET CASH PROVIDED BY  (USED IN)  INVESTING ACTIVITIES               612,122            (29,311)
                                                                  ---------           --------

INCREASE (DECREASE) IN CASH                                           1,800            (27,897)
                                                                  ---------           --------

CASH, BEGINNING OF PERIOD                                             2,846             35,738
                                                                  ---------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   4,646           $  7,841
                                                                  =========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                        $  42,148           $ 24,535
                                                                  =========           ========

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITY:

  DURING THE QUARTER ENDED OCTOBER 31, 1994, $191,000 OF
    ACCOUNTS PAYABLE WITH THIRD PARTIES WERE CONVERTED
    477,500 SHARES OF THE COMPANY'S COMMON STOCK.

  DURING THE QUARTER ENDED OCTOBER  31, 1995, THE COMPANY
    ISSUED 228,667  SHARES OF COMMON STOCK TO ITS SUBSIDIARY,
    CTS, AS ADDITIONAL COLLATERAL  TO BE PLEDGED FOR ITS
    LINE OF CREDIT ARRANGEMENT.

  DURING THE QUARTER ENDED OCTOBER 31, 1995, $42,056 OF
    NOTES  PAYABLE SHAREHOLDERS  WERE CONVERTED TO
    42,056  SHARES OF THE COMPANY'S COMMON STOCK.

  DURING THE QUARTER ENDED JANUARY 31, 1996, 1,000 SHARES
    OF  CLASS C CONVERTIBLE PREFERRED SHARES,  LIQUIDATION
    PREFERENCE OF $1,000 PER SHARE WERE CONVERTED TO
    1,000,000 SHARES OF THE COMPANY'S COMMON STOCK.

  DURING THE QUARTER ENDED JANUARY 31, 1996, DIVIDENDS OF
    $280,000  WERE DECLARED ON THE CLASS A MANDATORY
    REDEEMABLE CONVERTIBLE PREFERRED STOCK AND THE
    OUTSTANDING 610 SHARES OF CLASS A PREFERRED STOCK
    AND CUMULATIVE DIVIDENDS (TOTAL LIQUIDATION PREFERENCE
    OF $890,000) WERE CONVERTED TO 277,920  SHARES OF THE
    COMPANY'S COMMON STOCK.  THE PREFERRED STOCK WAS
    CONVERTED AT THE PRESCRIBED CONVERSION RATE OF 272
    SHARES OF COMMON STOCK TO 1 SHARE OF PREFERRED STOCK
    RESULTING IN 165,920 SHARES OF COMMON STOCK.  THE
    CUMULATIVE DIVIDENDS WERE CONVERTED AT AN AGREED
    UPON VALUE OF $2.50 PER SHARE OF COMMON STOCK RESULTING
    IN 112,000  SHARES OF COMMON STOCK.

  DURING THE QUARTER ENDED  APRIL  30, 1996,  $1,960,699
    LIABILITIES WERE CONVERTED TO 1,271,936 SHARES OF
    COMMON STOCK (NOTE 8).

  DURING THE QUARTER ENDED  APRIL  30, 1996,  THE COMPANY
    ISSUED 200,000 WARRANTS TO ACQUIRE 200,000 SHARES OF
    THE COMPANY'S COMMON STOCK IN RETURN FOR CONSULTING
    SERVICES PROVIDED.

  DURING THE QUARTER ENDED  APRIL  30, 1996,  THE COMPANY
    ISSUED 395,200 WARRANTS TO PURCHASE 395,200 SHARES OF
    THE COMPANY'S COMMON STOCK FOR SERVICES PROVIDED.


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                             APRIL 30, 1996 AND 1995
                                   (UNAUDITED)


1.       THE INTERIM FINANCIAL STATEMENTS:

         MacGregor Sports and Fitness, Inc. (the "Company" or "MSF"), through its wholly-owned subsidiary, MacGregor Sports Product, Inc. ("MSP") owns the worldwide rights to the use of the MacGregor name for a broad range of sports. Roadmaster Corporation (an affiliate of the Company), through a distribution agreement, markets these recreational and fitness products. Carolina Team Sports ("CTS") is also a wholly-owned subsidiary. CTS had no significant operations during the nine months ended April 30, 1996.

         The interim financial statements have been prepared by MSF and, in the opinion of management, reflect all material adjustments (including normal recurring adjustments) which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 1995, annual report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading.

2.       ORGANIZATION:

         The Company was formed on December 30, 1991 through a merger between Vida Ventures, LTD. ("VIDA") and Sports Acquisition Company ("SAC"). SAC was formed in February 1991, and on May 9, 1991, it acquired certain assets of MacGregor Sporting Goods, Inc. ("MSI"). The primary assets were worldwide rights to use the MacGregor name on sporting, recreational and fitness products.

3.       AGREEMENT AND PLAN OF  THE MERGER:

         On January 16, 1996, the Company entered an agreement and plan of a merger with Technical Publishing Solutions, Inc., a Minnesota Corporation ("TPSI"). TPSI is a technology company focused on document-based information management systems. Under the merger agreement, MSP will be merged with and into TPSI with TPSI as the surviving corporation and further, with the result that TPSI will become a wholly-owned subsidiary of MSF. Each of the owners of issued and outstanding TPSI common stock will be entitled to receive approximately 1.74 shares of MSF's common stock in exchange and conversion for each share of TPSI common stock held and each option or warrant to purchase one share of the common stock of TPSI outstanding will become an option or warrant to purchase approximately 1.74 shares of MSF common stock. For accounting purposes, the exchange will be treated as an acquisition of the Company by TPSI and as a recapitalization of TPSI. Included under the terms and conditions of the agreement are:

         a. The balance sheet of the Company is to have at least $3 million of liquid tangible net worth and cash of at least $1.0 million.

         b. The Company is to have paid or otherwise satisfied all debt and all current liabilities, or otherwise removed them from the Company's balance sheet.

         c. The Company may not have more than 12,000,000 million shares of common stock outstanding. Included in this amount would be any shares subject to an option or warrant with exercise prices of less than $1.00 per share. The Company may not have more than 2,200,000 outstanding warrants and options.

         d. The Company is to, subject to its shareholder approval, have completed the sale of substantially all of its assets (Note
                  4).

         e. Certain other requirements including a satisfactory due diligence and approval by the Company's stockholders.

         To meet the above requirements, it is necessary for the Company to satisfy all of its obligations or otherwise remove those liabilities from its balance sheet. The Company intends to sell stock or take other actions as management determines necessary to meet this requirement.

         TPSI will record the transaction as an acquisition and recapitalization. Accordingly, for accounting purposes, TPSI is assumed to be the acquirer. Subsequently to the transaction, the historical financial statements will be those of TPSI.

         MacGregor will change its fiscal year end to March 31. Accordingly, assuming the Merger closes prior to July 31, 1996, the end of the Company's current fiscal year, MacGregor will not file a year-end report on Form 10-KSB for the fiscal year ended July 31, 1996, but will file forms 10-QSB for the fiscal quarters ending June 30, September 30 and December 31 of 1996, and its next year-end annual report for the year ended March 31, 1997.

4.       AGREEMENT TO SELL LICENSE RIGHTS:

         In February 1996, the Company entered an agreement with an affiliate. Under the terms of the agreement, the Company will sell all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for cash at closing of $1,000,000 plus $1,910,000 to be paid in twelve equal monthly installments. In response to the agreement, the Company reduced the carrying amount of its intangible assets at January 31, 1996 by $1,200,000. Previously, the Company was anticipating realizing approximately $4 million on its sale of the MacGregor Rights. However, in late 1995, due to the competitive retail environment that the MacGregor trademarks operate in, Management believes the $2.9 million sales price stated in the agreement is the maximum amount a buyer would offer. Management has investigated the sale of the MacGregor Rights to other parties and believes the proposed transaction offers the best outcome for the Company and its shareholders.

5.       DISTRIBUTION AGREEMENT:

         Effective October 7, 1993, the Company entered an agreement with Roadmaster Corporation ("RMC") by which RMC acquired the exclusive rights to distribute MacGregor products, subject to certain worldwide territorial limitations and restrictions set forth in the Company's other licensing agreements. The agreement continues for five years, with an option to renew for an additional five year term with a minimum annual royalty. The agreement provides that RMC will pay the Company on a quarterly basis percentage-based royalties on net revenues generated from sales of the MacGregor products with minimum cumulative royalties.

         Under the agreement, the Company received cash of approximately $1,631,000 in exchange for accounts receivable with a book value of $427,000, $623,000 of inventory, and $30,000 of equipment, resulting in a $551,000 write off the carrying value of the MacGregor license costs. The purchase price included payment of the revolving line of credit for $440,000, payment for $276,000 to satisfy commissions owed and to settle the exclusive representation agreement with a company that had been marketing the Company's products, $186,000 for the reduction of certain notes payable, and $729,000 for the reduction of certain accounts payable and accrued expenses.

         Roadmaster markets its products (principally bicycles and fitness equipment) under the brand names of Roadmaster and Vitamaster. Roadmaster, through its independent representatives and key account managers, sells its and MacGregor's products to retail sporting good stores and large retailers such as discount stores, department stores and other mass merchant outlets.

6.       LOSS PER SHARE:

         Loss per share is computed based on the weighted average number of shares actually outstanding. Although no dividends have accumulated on the Class A Preferred Stock during the years ended July 31, 1994 and 1995, net loss has been adjusted to reflect the dividends as if they had been accumulated. Outstanding warrants, options and convertible preferred stock are not considered in the calculations as they would decrease loss per share.

7.       EXTRAORDINARY ITEM:

         During the nine months ended April 30, 1996, the Company settled certain payables and accrued expenses with vendors and realized a gain on debt extinguishment of $119,787.

8.       CONVERSION OF LIABILITIES TO COMMON STOCK:

         During the quarter ended April 30, 1996, the following liabilities were converted to 1,271,963 shares of common stock:

                  Accounts payable and accrued expense          $1,053,005
                  Accrued interest and other, related parties      324,924
                  Investment fees payable to related party         281,500
                  Long-term debt, shareholder                      252,020
                  Notes payable shareholders                        49,250
                                                                ----------
                                                                $1,960,699
                                                                ==========

9.       WARRANTS:

         During March 1996, the Company finalized an agreement to issue a consultant warrants to acquire 200,000 shares of the Company's common stock in return for services provided to the Company. The exercise price of the warrants was, in the aggregate $200,000 below the trading price of the Company's common stock on the date of issue of approximately $3.00 per share. The warrants expire five-years from the date of issuance. As a result of this transaction, the Company recognized an expense of $200,000 during the month of March 1996.

         During April 1996, the Company finalized an agreement to issue warrants to acquire 395,200 (250,200 of which were issued to the Chairman of the Board) shares of the Company's common stock in return for services provided to the Company. The exercise price of the warrants was, in the aggregate, $790,400 below the trading price of the Company's common stock on the date of issue of approximately $3.00 per share. The warrants expire five-years from the date of issuance. As a result of this transaction, the Company recognized an expense of $790,400 during the month of April 1996.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



- -        INTRODUCTION:

         The Company, through one of its wholly owned subsidiaries MacGregor Sports Products, Inc. ("MSPI") is in the business of marketing and distributing through its exclusive distributor, Roadmaster Corporation ("RMC"), (an affiliate of the Registrant) a broad range of athletic products and sporting goods under the MacGregor trademark.

- -        RESULTS OF OPERATIONS:

         Effective October 7, 1993, the Company entered an agreement with RMC by which RMC acquired the exclusive rights to distribute MacGregor products, subject to certain worldwide territorial limitations and restrictions set forth in the Company's other licensing agreements. The agreement continues for a period of five years, with an option to renew for an additional five year terms with a minimum annual royalty. The agreement provides that RMC will pay the Company on a quarterly basis percentage royalties on net revenues generated from sales of the MacGregor products with minimum cumulative royalties.

         Under the agreement, the Company received cash of approximately $1,631,000 in exchange for accounts receivable with a book value of $427,000, $623,000 of inventory, and $30,000 of equipment, resulting in a $551,000 write-off of the carrying value of the MacGregor license costs. The purchase price included payment of the revolving line of credit for $440,000, payment for $276,000 to satisfy commissions owed to and to settle the exclusive representation agreement with a company that had been marketing the Company's products, $361,000 for the reduction of certain notes payable and long-term debt and $554,000 for the reduction of certain accounts payable and accrued expenses.

         The independent auditor's report on the MacGregor's financial statements for the year ended July 31, 1995, included a "going concern" explanatory paragraph which means that the auditors have expressed substantial doubt about MacGregor's ability to continue as a going concern. Management's plans in regard to the factors which prompted the explanatory paragraph are discussed in Note 2 of MacGregor's July 31, 1995 financial statements.

         There were no sales revenue for the three and nine months ended April 30, 1996. Revenues from CTS retail operations for the three and nine months ended April 30, 1995 were $129,931 and $450,450, respectively.

         Royalty income decreased by $76,665 and $34,998 for the three and nine months ending April 30, 1996 compared with April 30, 1995 as the Company did not record the minimum royalty under the Roadmaster agreement in the current quarter. MacGregor did not record the royalties because the Hutch transaction was considered by the parties, and, pursuant to APB 16, has been accounted for, as completed as of the date of the Hutch agreement was signed, January 31, 1996, and therefore no further royalties would accrue after that date.

         Operating expenses for the three months ended April 30, 1996 and 1995 were $1,459,109 and $194,236, respectively. Operating expenses for the nine months ended April 30, 1996 were $3,164,998 compared with $575,311 for the nine months ended April 30, 1995.

         The main reasons for the increase in the comparable quarters ended April 30 were that in 1996, MacGregor a) issued 595,200 warrants to acquire 595,200 shares of the Company's common stock. The exercise prices were in the aggregate of $695,200 which was approximately $1,090,400 below the trading price of the Company's common stock. The Company recognized this amount as an expense of financial consulting and other services provided the Company in connection with the Merger as further described in Note 3, b) accrued the remainder of office rent ($134,159) due for its lease through March 31, 1998, and c) additional accounting and legal services of approximately $98,000.

         For the nine month period, in addition to the above, MacGregor also realized operating services provided by an affiliate of approximately $256,000, and as further described in liquidity and capital resources wrote-down its trademark and license agreement by $1,200,000.

         Net loss for quarter ended April 30, 1996 was $1,468,421 compared with a net loss of $130,205 for the quarter ended April 30, 1995. Net loss for the nine months ended April 30, 1996 was $2,953,874 compared with a net loss of $368,516 for the nine months ended April 30, 1995. The main reason for the increase in the losses were the write-down of the trademark costs of $1,200,000 and the costs recorded to conclude the sale of the MacGregor Rights. This was partially offset by gains realized on certain extinguishment of debt.

- -        LIQUIDITY AND CAPITAL RESOURCES:

         At April 30, 1996, MacGregor had current assets of $81,836 with no current liabilities. As discussed in Note 5 to the financial statements, MacGregor has entered into a distribution agreement with Roadmaster. However, the level of cash flow from the royalties under the distribution agreement does not provide assurance on an ongoing basis that MacGregor will have sufficient cash flow to pay for its operating and other expenses. Additionally, it does not provide a capital base for MacGregor to engage in other business opportunities. Under the terms of the definitive agreement for MacGregor to sell its MacGregor Rights, as further discussed in Note 4 to the financial statements, MacGregor will receive $1,000,000 in cash at closing and a $1,910,000 note, payable in twelve equal installments. This transaction will enable MacGregor to meet one of the conditions necessary to effect the Merger as described in Note 3 to the financial statements. As a result of the agreement to sell the MacGregor Rights, MacGregor has reduced the carrying amount of its intangible assets by $1,200,000.

         From August 1995 through April 1996, MacGregor sold 1,200,667 shares of its stock at prices of $.50 to $1.25 for proceeds of $992,800 and received $164,000 from a shareholder in exchange for a 10% note. The total proceeds of $1,156,800 were used to repay the $164,000 shareholder note payoff its indebtedness to BB&T of $402,786, and certain liabilities of MacGregor, as well as to fulfill MacGregor's obligation under its license from Equilink.

         In February 1994, the Company issued 344,000 shares of Common Stock to BB&T to collateralize $175,000 of the $400,000 line of credit to CTS. In October 1995, BB&T required MacGregor to cause the shares to be purchased by Equitex's designee at a price of $.50 per share. The proceeds of $172,000 reduced the BB&T indebtedness. In October 1995, MacGregor agreed to issue 228,667 shares of its Common Stock to CTS, and CTS pledged these shares to the bank as collateral for its then remaining indebtedness of approximately $225,000. In February 1996, BB&T required MacGregor to cause the shares to be purchased by Equitex's designee. Of the total proceeds of $274,800, $230,786 inclusive of interest accrued, was used to pay off in full the remaining indebtedness to BB&T.

         As disclosed in MacGregor's statement of cash flow for the nine months ended April 30, 1996, the Class A preferred stock, the Class C preferred stock and certain other liabilities were converted to MacGregor's Common Stock.

                                     PART II

                                OTHER INFORMATION





ITEM 1           LEGAL PROCEEDINGS:

                 None


ITEM 2           CHANGES IN SECURITIES:

                 None


ITEM 3           DEFAULTS UPON SENIOR SECURITIES:

                 Not Applicable


ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:

                 None


ITEM 5           OTHER INFORMATION:

                 None


ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K:

                 (a)     Exhibits

                         None

                 (b)     Reports on Form 8-K

                         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MACGREGOR SPORTS AND FITNESS, INC.



Date: June 12, 1996                          By: /s/Michael S. Casazza
                                                 ---------------------
                                                 Michael S. Casazza
                                                 President





Date: June 12, 1996                          By: /s/Barry S. Hollander
                                                 ---------------------
                                                 Barry S. Hollander
                                                 Chief Financial Officer