Form 10KSB/A
period 1995-07-31
MACGREGOR SPORTS & FITNESS INC
filed 1996-07-03
CIK 867347

                                FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) for the fiscal year ended July 31, 1995, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-19817

                       MACGREGOR SPORTS AND FITNESS, INC.
             (Exact name of registrant as specified in its charter)



                MINNESOTA                                         41-1652566
(State or other jurisdiction of incorporation)         (IRS Employer Identification No.)

8100 WHITE HORSE ROAD, GREENVILLE, SOUTH CAROLINA                   29611
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (864) 294-5230



Securities registered pursuant to Section 12(b) of the Act:                NONE
Securities registered pursuant to Section 12(g) of the Act:   COMMON SHARES, PAR VALUE $.02 PER SHARE, AND
                                                              WARRANTS TO PURCHASE COMMON SHARES


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
YES  [X] NO  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB [___].

The issuer's revenues for the fiscal year ended July 31, 1995 were $518,971

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliates in Rule 12b-2 of the Exchange Act).

As of November 20, 1995, there were 8,249,423 outstanding Common Shares, par value $.02 per share of the Registrant.

Documents Incorporated by Reference:  NONE.

                                     PART 1


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

MacGregor Sports and Fitness, Inc. (the "Registrant"), a Minnesota Corporation, through its wholly owned subsidiaries, MacGregor Sports Products, Inc., a Delaware Corporation ("MacGregor"); and Carolina Team Sports, Inc. ("CTS"); is in the business of marketing and distributing through its exclusive distributor, Roadmaster Corporation (an affiliate of the Registrant) ("Roadmaster"), a broad range of sports, recreational and fitness products under the MacGregor trademark. CTS is no longer in business as described below. The MacGregor trademark, first used circa 1870, is not only one of the oldest names in the sporting goods industry, but also one of the most widely recognized names. All references to the Registrant shall include MacGregor unless otherwise specified.

In December 1994, the Company entered into a letter of potential interest with an affiliate. Under the terms of the letter, as amended in November 1995, the Company will grant the affiliate an option to extend the existing distribution agreement (Note 1) for two additional five-year periods with increased minimum royalty requirements. In addition, the Company will grant the affiliate an option to acquire all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for a cash payment of $675,000 plus a three-year note representing the then existing present value of the remaining minimum payments under the distribution agreement, including all extensions. Management and the affiliate believe that the foregoing structure recognizes a value for the MacGregor rights at an amount in excess of $4,100,000. In response to the November 1995 amendment to the letter of interest, the Company has reduced the carrying amount of its intangible assets at July 31, 1995 by $500,000. Management intends to use the proceeds of the distribution agreement and sale, should it occur, to pay current obligations and investigate mergers, acquisitions and other potential investment opportunities.

In December 1993, management elected to restructure CTS. The restructure included the novation of a government contract effective December 1, 1993, the elimination of the team division sales organization and support staff and the closure of a team sports operation in Spartanburg, South Carolina. These actions were taken to reduce costs and minimize usage of working capital.

In conjunction with the restructure, approximately $175,000 of inventory and $50,000 of book value of fixed assets were sold to an unrelated third party for $208,000. The proceeds were used to reduce the Branch Bank & Trust's (BB&T) revolving line of credit from $569,000 to $400,000, and to repay certain trade accounts payable.

In May 1995, CTS did not renew its retail lease, ceased operations, and is currently selling its remaining inventory. Its furniture and equipment was sold for a loss of approximately $19,000.

On October 7, 1993, MacGregor entered into a 5-year exclusive distributorship agreement with Roadmaster. Roadmaster paid the Registrant $1,631,000 for all the inventory and accounts receivables and certain fixed assets of MacGregor. The proceeds were used to pay off the revolving loan with Security Pacific Business Credit ("SPBC"), commissions due to its independent sales agents, certain notes of the Registrant to certain shareholders, and legal and accounting bills. The remainder of the proceeds were used to pay certain accounts payable of MacGregor. Additionally, the agreement requires Roadmaster to pay a quarterly percentage-based royalty on net sales with minimum cumulative royalties over the term of the agreement. The agreement grants Roadmaster the exclusive rights to distribute MacGregor products worldwide, excluding the Western Pacific Region and certain non-retail channels of trade in the U.S., Canada and Mexico.

Roadmaster, through its independent representatives and key account managers, sells its and MacGregor's products to retail sporting goods stores and large retailers such as discount stores, department stores and other mass merchant outlets.

Among the products on which Roadmaster has the right to use the MacGregor trademark are baseballs, softballs, bats, gloves, protective equipment, various accessories, basketballs, footballs, soccer balls, volleyballs, playground balls, hockey equipment, juvenile products, bicycles and fitness equipment.

The Registrant retained the rights to market products in Australia, New Zealand and Japan which are contingent upon meeting certain goals. If these goals are not met, Roadmaster would obtain the marketing rights to these territories.

The Registrant's income from the Roadmaster royalty during the fiscal years ended July 31, 1994 and 1995 amounted to approximately $166,000 and $247,000, respectively, based on the minimum royalty required by the agreement. In addition, Roadmaster has made advances of future minimum royalty payments to MacGregor to enable MacGregor to meet certain financial obligations.

Prior to October 7, 1993, MacGregor's product line was being marketed in North America, South America, and Europe under an exclusive sales agent agreement with KSG, Inc. ("KSG"). In conjunction with acquiring the Roadmaster agreement, the Registrant terminated an agreement with KSG, and as a condition of the termination issued 185,640 shares of its common stock to KSG and recognized $140,000 of expense.

In February 1992, the Registrant sold certain trademark rights to be used in team sports institutional channels. Sports Supply Group of Dallas, Texas ("SSG"), paid $1,500,000 for the use of the MacGregor brand in such channels. Proceeds from the sale were used to reduce the Registrant's term debt.

On May 9, 1991, the Registrant acquired from MacGregor Sports, Inc. ("MSI") certain assets, including accounts receivable, inventory, minor or other trademarks, general intangibles, securities and other miscellaneous assets (but specifically excluding real estate, machinery and equipment). MSI had filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code.

Also in 1991, MacMark, the owner of the trademarks under which the Registrant's products are sold, and Equilink, a MacMark licensee, entered into new license agreements with MacGregor. The new license agreements, replaced and expanded upon the licenses pursuant to which MSI had used the MacGregor trademark. The MacMark license provides for the grant of the exclusive right to use the MacGregor trademarks, in connection with various articles used in certain sports, including baseball/softball, basketball, soccer, football, volleyball, certain types of exercise equipment, hockey, lawn and garden games, and miscellaneous racquet sports royalty free (see MacGregor trademark).

In connection with the Equilink license, the Registrant has the right to the MacGregor trademark for bicycles and all other forms of exercise and fitness products not covered by the MacMark license. This license required a minimum of royalty of $40,000 the first year, adjusted annually for changes in the consumer price index. The Registrant has relied upon the advance payments from Roadmaster to provide the funds to meet this obligation.

The Registrant's executive offices are located at 8100 White Horse Road, Greenville, South Carolina 29611 and its telephone number is (803) 294-5230.

DEVELOPMENT OF BUSINESS

Prior to December 30, 1991, the Registrant had been known as Vida Ventures, Ltd. ("Vida"), a company that was organized under Minnesota law in November, 1989.

Beginning in 1991, Equitex, Inc. ("Equitex"), a business development company and a principal shareholder of the Registrant, had advanced funds to MacGregor, in amounts, as of the current date totaling $1,252,020. In April 1995, Equitex converted $1,000,000 of these advances into 1,000 shares of the Registrant's newly created Class C (Class C) Convertible Preferred Stock. The Class C stock is not redeemable and has no voting rights. The Class C stock has a liquidation preference of $1,000 per share, a dividend preference of $70 per share and, commencing May 1, 1996, is convertible into the Registrant's common stock at the lesser of $1.00 per share or 80% of the average market price for the Registrant's common stock at the time of conversion.

In connection with the May 9, 1991 lending arrangements, MacGregor issued to SPBC five-year warrants for the purchase of the Class B (non-voting) Common Stock in an amount equal to five percent (5%) of the outstanding common stock. The Registrant and SPBC entered into a supplemental agreement providing that such warrants would entitle SPBC to purchase 237,575 Class B (non-voting) common shares of the Registrant.

PRODUCTS, SALES AND MARKETING

MacGregor retail branded products are currently being marketed by Roadmaster under its five-year exclusive distributor agreement. Roadmaster distributes the MacGregor product to major retail chains including mass merchants through independent representatives. The products marketed by Roadmaster include baseballs, softballs, bats, gloves, basketballs, footballs, soccer balls, volleyballs, playground balls and juvenile products. Additionally, SSG is distributing through catalogs and telemarketing all of the above products as well as many types of gym and other sports equipment used in the institutional channels of distribution. This equipment includes field hockey equipment, tennis nets and racquets, baseball and umpire protective equipment and soccer goals and nets.

SUBLICENSING AND THIRD-PARTY MARKETING

On December 7, 1992, MacGregor executed a perpetual sublicense agreement and a marketing agreement through June 30, 1994 with 2 Bi 2, Inc. of St. Louis, Missouri, a distributor of a patented unique two-wheel drive bicycle. The Registrant received a non-refundable royalty prepayment of $200,000 and the sublicense agreement provides for a continuing 3% royalty on net sales of the products licensed. Additionally, the Registrant received $100,000 for marketing services to be provided through June 30, 1994. In June 1994, the Company became aware that 2 Bi 2, Inc. abandoned this line of business and became defunct and, consequently defaulted on its obligations under the agreement. Accordingly, the Registrant recognized approximately $282,000 of other royalty income for the year ended July 31, 1994.

MANUFACTURING AND SUPPLIERS

Roadmaster, through its five-year exclusive retail distributorship agreement sources from independent suppliers the products it sells. Additionally, SSG through its institutional license agreement sources the product it sells from independent suppliers. MacGregor retains the right to inspect all products to ensure they meet standards acceptable to MacGregor.

THE MACGREGOR TRADEMARK

The Registrant believes that brand recognition is important in the marketing of sporting goods. Roadmaster and SSG are dependent on MacGregor's two licenses to use the trademark for sourcing, importing, advertising and sale of MacGregor's products. The licenses grant the exclusive right, to use the MacGregor trademark worldwide, in perpetuity, subject to certain conditions.

Conditions for the continuation of the licenses include MacGregor's maintaining a ratio of current asset to current liabilities of 1.2 to 1, on a quarterly basis. For the purposes of the licenses, current assets and current liabilities are calculated so that revolving loan debt secured in whole or in part by current assets is classified as a current liability, and term loan debt is not classified as a current liability. At July 31, 1995, the Company was not in compliance with certain financial covenants. However, Equitex, Inc. (a shareholder of the Company) has committed to the Company, if necessary for the continuation of the Company's licenses, to provide or cause to be provided such current assets as may be needed. Other conditions of the licenses include furnishing Equilink and MacMark with financial statements, records showing the number and dates of sale of all licensed articles sold or otherwise transferred, and notifying them of changes in ownership or management.
However, as described below in "Management's Discussion and Analysis" (Item 6), certain shareholders of the Registrant have agreed to assist the Registrant in curing any default in the agreements should the licensor declare default. Consequently, management does not believe that this license will be terminated by the licensor.

COMPETITION

MacGregor's brand of products competes with the brands of numerous other companies in the marketing and distribution of sporting goods, some which may have greater capital available to them than the Registrant or Roadmaster, and some of which may manufacture the products they market and distribute. There can be no assurance that the MacGregor products can compete effectively. These competitors include manufacturers of sporting goods, such as Wilson Sporting Goods Company, Spalding Sports Worldwide, Inc., and Rawlings Sporting Goods Company.

Competition in the channels of distribution in which Roadmaster markets MacGregor products is fierce, and is based on price, quality, service and brand recognition. Roadmaster products do not directly compete with MacGregor products.

EMPLOYEE

The Registrant has 1 full-time employee. The Registrant's employee is not represented by a union, and the Registrant believes its relations with its employee to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Registrant and CTS lease office space in Greenville, South Carolina. The five-year lease terminates in 1998 and the monthly base rent is $5,833. CTS previously had a retail store lease which expired in May 1995.

ITEM 3. LEGAL PROCEEDINGS

THE Registrant has been named in an action filed in the Supreme Court of the State of New York alleging personal injury from a batting helmet allegedly sold by the Company. The claimed defect is that the helmet did not include a face mask and that the plaintiff was injured when he was struck in the face with a baseball. The complaint seeks damages of $5 million. The Company has referred the complaint to its insurer for the relative period, and believes (a) that the claim is covered by insurance in its entirety, subject to relevant deductibles, which would not be material to the Company's financial position; and (b) that the likelihood of loss is remote. An answer has been filed denying the allegations of the complaint relevant to the Company based on the Company's belief that it neither manufactured, sourced nor distributed the product which is the subject of the suit. No amounts have been accrued in the financial statements with respect to the referenced action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1995.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY STOCK MATTERS

Common Shares and Warrants of the Registrant are traded in the over-the-counter market and have been quoted on the NASDAQ Small Cap Market since April 14, 1992 under the symbols MACG (Common Shares), and MACGW (Warrants).

The following table sets forth the quarterly high and low bid information for the Common Stock for the periods indicated. These market quotations reflect the inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions. The Registrant has extended the expiration date of the warrants to October 31, 1996 and they have an exercise price of $1.00.




                                                   COMMON SHARES
                                                   -------------
                                              HIGH BID         LOW BID
                                              --------         -------
1992
- ----
       Third calendar quarter                  2-3/8            1-5/8
       Fourth calendar quarter                  2               1-3/4

1993
- ----
       First calendar quarter                  1-5/8             7/8
       Second calendar quarter                 1-3/8             3/4
       Third calendar quarter                  1-1/2            1-5/16
       Fourth calendar quarter                 1-5/8              1

1994
- ----
       First calendar quarter                  1-3/16             1/2
       Second calendar quarter                  5/8              13/32
       Third calendar quarter                   3/4              11/32
       Fourth calendar quarter                 13/16             21/32

1995
- ----
       First calendar quarter                  1-1/16            20/32
       Second calendar quarter                   1               23/32
       Third calendar quarter                  1 9/16             3/4

As of October 31, 1995, there were issued and outstanding 8,249,423 Common Shares, which were held of record by 112 persons. Record ownership includes nominees who hold equity securities of the Registrant for multiple beneficial owners. The Registrant also has outstanding 800,000 publicly registered Warrants, 216,400 warrants that were issued to eleven accredited investors in a private placement and 120,000 warrants held by the underwriter in the Registrant's initial public offering.

To date, the Registrant has not paid any cash dividends on its securities. The Registrant currently intends to retain any earnings for use in its operation and does not anticipate paying cash dividends in the foreseeable future. The Company does not have any contractual restrictions to declare dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Due to the distributorship agreement with Roadmaster and the Company's future plans, it is anticipated that the reported financial information indicated herein will not be indicative of future operating results.

     The independent auditor's report on the MacGregor's financial statements for the year ended July 31, 1995, included a "going concern" explanatory paragraph, which means that the auditors have expressed substantial doubt about the MacGregor's ability to continue as a going concern. Management's plans in regard to the factors which prompted the explanatory paragraph are discussed in
Note 2 to the MacGregor's July 31, 1995 financial statements.

Revenues were significantly less in fiscal year ended July 31, 1995 compared with July 31, 1994 as management reacted to the changing institutional sporting goods market. As more and more sporting goods manufacturers and distributors sell direct to the institutional accounts, those accounts no longer require sporting goods dealers such as CTS. In December 1993, CTS eliminated its team division sales organization and novated a government contract. During the fourth quarter of the current fiscal year, management took actions to curtail its retail operations.

RESULTS OF OPERATIONS

The Registrant's sales were $518,971 and $2,237,601 for the fiscal years ended July 31, 1995 and 1994, respectively which were mostly derived from CTS. The decline in revenues was attributable to the December 1993 decision to eliminate its unprofitable team sales division and a novation of a government contract. The revenues in fiscal year July 31, 1994 attributed to such activities were 1,022,148 and 212,791, respectively.

Gross profits were $72,500 and $365,403 or 14.0% and 16.3% of sales for the fiscal years ended July 31, 1995 and 1994, respectively.

Royalty income decreased to $246,664 from $447,332  in year ended July 31, 1995
compared with July 31, 1994.   During 1994, the Registrant received
non-recurring royalties of approximately $282,000 (see Note 11 to the financial statements). In 1994, the Registrant earned royalties under its distribution agreement with Roadmaster of $165,000 which increased by approximately $82,000 to $247,000 in 1995.

General and administrative expenses decreased to  $517,246 in the year ended
July 31, 1995 from  $1,758,205 in 1994.   The decrease is directly attributable
to the Company's curtailment of CTS activities during 1994 and continuing into
1995.   During the year ended July 31, 1995, as further discussed  under
LIQUIDITY AND CAPITAL RESOURCES, the Company wrote down its trademark and license agreement by $500,000. Also, during the fiscal year ended July 31, 1994 charges of $281,710 were incurred for the write-off of goodwill, and $148,689 for the write-down of trademarks.

The Registrant experienced net losses of $1,145,000 and $1,855,267 for the fiscal years ended July 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1995, the Company's current liabilities exceeded its current assets by approximately $2,167,000. As discussed in Note 1 to the financial statement, MacGregor has entered into a distribution agreement with Roadmaster. Under the terms of the distribution agreement, the Company will receive royalties from Roadmaster Corporation, including certain cumulative minimum royalties throughout the term of the agreement. Through July 31, 1995, Roadmaster has paid 1994 and 1995 minimum royalties totaling approximately $412,000 and has advanced approximately $64,000 against future royalties. $300,000 of the proceeds were used to terminate the Company's license with MacGregor Golf Company in exchange for its releasing the Company from future minimum royalties of $395,000 and $520,000 for the twelve months ended February 1995 and 1996 respectively. Additionally, proceeds were used to pay quarterly minimum license payments to Equilink under its license agreement and certain trade liabilities of the Company. In connection with the Roadmaster distribution agreement, the Company has established and implemented a program whereby the selling, general and administrative expenses related to the former distribution operations of MSP have been substantially eliminated.

In December 1994, the Company entered into a letter of potential interest with an affiliate. Under the terms of the letter, as amended in November 1995, the Company will grant the affiliate an option to extend the existing distribution agreement (Note 1) for two additional five-year periods with increased minimum royalty requirements. In addition, the Company will grant the affiliate an option to acquire all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for a cash payment of $675,000 plus a three-year note representing the then existing present value of the remaining minimum payments under the distribution agreement, including all extensions. Management and the affiliate believe that the foregoing structure recognizes a value for the MacGregor rights at an amount in excess of $4,100,000. In response to the November 1995 amendment to the letter of interest, the Company has reduced the carrying amount of its intangible assets at July 31, 1995 by $500,000. Management intends to use the proceeds of the distribution agreement and sale, should it occur, to pay current obligations and investigate mergers, acquisitions and other potential investment opportunities.

        In August through October 1995, MacGregor sold 308,000 shares of its stock at an average price of $.59 for proceeds of $181,000, pursuant to prior agreements as follows: Ralph Grills Family Ltd. Partnership, Wayne R.
Mills and Bruce Reichert. The average price reflects a modest discount from the then prevailing market price in light of the restricted nature of the shares. MacGregor also received $50,000 from a shareholder in exchange for a 10% note. The total proceeds of $231,000 were used to pay certain liabilities of MacGregor, as well as MacGregor's obligation under its license from Equilink.

In February 1994, the Company issued 344,000 shares of Common Stock to BB&T
Bank of Greenville, CTS' lender to collateralize $175,000 of BB&T's then outstanding $400,000 line of credit to CTS. In October 1995, BB&T required the Company to cause the shares to be purchased by Equitex's designee at a price of $.50 per share. The proceeds of $172,000 reduced the BB&T indebtedness. In October 1995, the Company agreed to issue 228,677 shares of its Common Stock to CTS, and CTS pledged these shares to the bank as colleteral for its remaining indebtedness. The shares are to be returned to the Company when the indebtedness is paid in full. If the bank determines to foreclose on the shares, the Company will be required to either register the shares at its expense, or cause the shares to be purchased by Equitex, Inc. or its designee at $1.00 per share.

It is possible that cash flow from MacGregor's royalties will not provide sufficient cash flow to the Company to pay for its operating and other expenses during fiscal 1996. A prepayment of the minimum royalty payments due from Roadmaster for the remainder of calendar year 1995 in the amount of $116,420 has been received in fiscal 1995 to enable MacGregor to pay certain current obligations.

Management is actively investigating various merger possibilities and other business combinations, whereby a privately-held issuer may desire to merge his business into a public company, such as MacGregor. Management has held discussions with an unaffiliated private company, as a potential merger candidate, but there can be no assurance that any such transaction can be accomplished on reasonable terms. Furthermore, such reorganizations are subject to regulation, and will only be accomplished in compliance with all applicable federal and state securities regulations.

Additionally, if unanticipated factors arise that would cause the cash flow of the Company to fall short of needed levels, or if the Company is unable to complete the sale of the MacGregor rights under the terms of the letter of potential interest, management has developed alternative plans to continue operations. These plans include:

A. Equitex, Inc. (a shareholder of the Company) providing financing, or causing financing to be provided, of any expenses of the Company. The Company would assign its rights to future Roadmaster Corporation royalty streams to Equitex, Inc. to the extent that such expenses were so funded by Equitex, Inc.

B. Investigating receiving a prepayment of a portion of the 1996 minimum royalty due from Roadmaster.

C.   Investigating additional  merger possibilities.

D. Investigating increases in ownership equity to provide funds to meet current obligations.

E.   Investigating the sale of MacGregor rights to other parties.

Management believes that these plans would be adequate and will enable the Company to effectively continue its operations.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 is effective for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets, and addresses disclosure requirements for derivative financial instruments. As the Company currently does not hold any derivative financial instruments, management does not believe that the Company's financial position or results of operations will be materially affected by the implementation of SFAS No. 119.

The Registrant's business and operations have not been materially affected by inflation.

Item 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF THE REGISTRANT

Report of Gelfond Hochstadt Pangburn & Co., independent auditors, regarding the financial statements of the Registrant for the years ended July 31, 1995 and 1994.

Consolidated Balance Sheet, July 31, 1995.

Consolidated Statements of Operations, years ended July 31, 1995  and 1994.

Consolidated Statements of Changes in Shareholders' Equity, years ended July 31, 1995 and 1994.

Consolidated Statements of Cash Flows, years ended July 31, 1995  and 1994.

Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors of the Registrant hold office until their successors have been elected and qualified or until their death, resignation or removal.


                           POSITION                   PRINCIPAL OCCUPATION
NAME                 AGE  WITH REGISTRANT               OR EMPLOYMENT
- -------------------  ---  --------------------------  --------------------------------------

Henry Fong           59   Chairman of the Board,      President, Chief Executive Officer,
                           Director                   and Director of
                                                      Roadmaster Industries,

Michael S. Casazza   45   President, Chief Executive  President and Chief Executive Officer,
                          Officer and Director        California Pro Sports, Inc.

Robert C. Engelstad  63   Director                    Chief Executive Officer of Pet Food
                                                      Warehouse, Inc.

David C. Johnston    62   Director                    Retired tax partner,
                                                      Arthur Andersen & Co.

Michael C. Brandt    45   Director                    Business Management &
                                                      Marketing Consultant

Barry S. Hollander   38   Chief Financial Officer     Treasurer and Chief Financial Officer


HENRY FONG. Mr. Fong, a founder and promoter of the entity that merged with and into the Company on December 30, 1991, served as its Chairman of the Board of Directors and Treasurer from February 1991, until the merger, at which time he was elected Chairman of the Board and Secretary of the Company. From July 1989 until September 1990, he served as a Director of MacGregor Sports, Inc., the wholly owned operating subsidiary of MacGregor Sporting Goods Corporation, which on February 15, 1991, filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Fong has been the President, a Director and controlling shareholder of Equitex, Inc., a Denver-based business development company, since January 1983. He has been the President, Chief Executive Officer and a Director of Roadmaster Industries, Inc., since 1987. Equitex and Roadmaster are subject to SEC reporting requirements.

In August 1994, Mr. Fong, resolved a pending matter administratively with the Securities and Exchange Commission. The sole alleged violation occurred over seven years ago when Mr. Fong did not obtain technical approval from the Commission for two transactions in certain securities that Equitex, Inc., a business development company under the Investment Company Act of 1940, owned in an invested company. Without admitting or denying any violation, Mr. Fong agreed to cease and desist from committing or causing a violation of Section 57(a) (1) and (4) of the Investment Act. Mr. Fong also agreed that while he is associated with Equitex, Inc., he will obtain legal advice before he buys or sells securities in a company with which he is associated or affiliated. Mr. Fong has returned the profit made on the transaction, $73,775 plus interest.

MICHAEL S. CASAZZA. Mr. Casazza has been President, Chief Executive Officer and a Director of the Registrant since the date of the merger, December 30, 1991. From February 1991 to December 30, 1991, he was President, Secretary and Director of MacGregor. From November 1990 to May 1991, Mr. Casazza served as President of Ajay Leisure Products, Inc., a wholly owned subsidiary of Ajay Sports, Inc., a principal shareholder of the Registrant. During November and December 1990, Mr. Casazza also served as a Consultant to MacGregor Sporting Goods, Inc. From 1988 to 1990, Mr. Casazza was Vice President/General Manager, Golf Division for Wilson Sporting Goods Company. Prior to that he held various positions with Dunlop Slazenger Corporation, including President of its Racquet Sports Division and National Sales Manager of its Golf Division. Mr. Casazza has also been President and Chief Executive Officer of California Pro Sports, Inc., a distributor of in-line skates, since April 1993.

ROBERT C. ENGELSTAD. Prior to the merger, Mr. Engelstad was President of Vida Ventures, Ltd., from its inception until December 30, 1991. Mr. Engelstad has been CEO of Pet Food Warehouse, Inc., a Minnesota-based chain of retail pet products superstores, since January 1, 1992. From January 1989 until December 1990, he was President of VersaLink, Inc., a computer hardware and software
company located in Edina, Minnesota.   From 1980, to 1988, Mr. Engelstad was a
50% owner and President or Chairman of Rosco Manufacturing Company, a road construction equipment manufacturing company. He was President of Morton Pet Food Company, a pet food manufacturer from 1978 to 1980. Prior to 1978, he was a partner in the Minneapolis office of Arthur Andersen & Company, a certified public accounting firm. Mr. Engelstad is Chairman of the Board of Acquire II, Incorporated, the publicly held parent corporation of Pet Food Warehouse. He is a founder and promoter of the Company.

MICHAEL C. BRANDT. Mr. Brandt is currently a Business Management and Marketing Consultant. He was the President and Chief Executive Officer of Mario Fernandez, Inc., the Fountainhead Corporation and Fernandez Limited Editions, affiliated companies located in Edina, Minnesota, in the business of creating, selling, marketing and distributing fine art and related products, from September 1989 until July 1990. From September 1985 until September 1989, Mr. Brandt was a Business Management and Marketing Consultant, whose clients have included the Carlson Companies, Jacobs Management, Concorde Marketing, Insty Prints, Inc., Edina Realty, Inc., Kauffman/Steward and ArtCo, Inc.

From 1974 to 1985, Mr. Brandt was the President and Owner of Brandt/Stewart Advertising, Inc. Representative clients at that advertising agency included Anheuser-Busch (Budweiser), B. Dalton (Pickwick Books), Dayton-Hudson, Branden's, International Multifoods, Pizza Hut, Ralston Purina, Honeywell and others. He received a B.A. in marketing and journalism from the University of Minnesota.

DAVID C. JOHNSTON. Mr. Johnston has served as a Director of the Company since its inception in November 1989. Mr. Johnston, a founder and promoter of the Company, served as its Chairman of the Board and Secretary from November 17, 1989 (inception) until December 30, 1991. Mr. Johnston is a retired tax partner with Arthur Andersen & Company, Certified Public Accountants. Mr. Johnston began his association with Arthur Andersen in 1957, and was admitted to the partnership in the Minneapolis office in 1970. In 1979 and 1980, he served as Vice President of Administration of Byerly's, Inc., a regional group of retail stores. From 1981 until his retirement in 1988, he served as tax partner to Arthur Andersen & Company in its Salt Lake City Office.

BARRY S. HOLLANDER. Mr. Hollander has been Vice President of Operations of MacGregor since May, 1991, and has continued in that capacity following the merger. Since January 1993, Mr. Hollander has been Chief Financial Officer of MacGregor. From August 1989 until May 1991, Mr. Hollander was employed in various positions with MSI, including Chief Financial Officer, Vice President of Athletic Products Division and General Manager. From 1986 to 1989, Mr. Hollander held various positions with MacGregor Sporting Goods, Inc., including Accounting Manager and Chief Financial Officer of its Athletic Products Division. He has been a Certified Public Accountant since 1984. Mr. Hollander is also the Chief Financial Officer of California Pro, Inc., a distributor of in-line skates, since April 1993.

FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who owns more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by certain regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that during the Company's fiscal year ended July 31, 1994, all filing requirements applicable to its officers and directors and greater than 10% beneficial owners are in compliance.

ITEM 10. EXECUTIVE COMPENSATION

GENERAL INFORMATION

Executive compensation is determined by the Board of Directors. The following is compensation paid or to be paid by the Company for services rendered during the fiscal year ended July 31, 1995, for (i) The Chief Executive Officer. No other Executive Officer of the Registrant received total compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE



                             Long Term Compensation
                             ----------------------
       Annual Compensation                      Awards           Payouts
       -------------------------------------------------------------------
(a)          (b)     (c)    (d)     (e)         (f)            (g)        (h)         (i)

                                  Other
Name                              Annual     Restricted
and                               Compen-      Stock                     LTIP       All Other
Principal          Salary  Bonus  sation       Award(s)     Options/    Payouts    Compensa-
Position     Year   $       $      $             $           SARs (#)       $         tion ($)
- -----------  ----  ------  -----  -----------  -----------  ---------  --------  ----------------

Michael S.
Casazza,
CEO          1995   None
             1994   48,000
             1993   134,000


EXECUTIVE COMPENSATION PLANS

During the fiscal year ended July 31, 1995, the Executive Officers of the Company had no retirement, pension, profit sharing, insurance or medical reimbursement plans other than insurance and medical benefits available generally to full-time employees of the Company. The Company does have a Stock Option Plan for its key employees.

In the year ended July 31, 1995, there were no options granted.

There were no fees or other compensation paid to directors. There was no repricing of any options.

                       AGGREGATED OPTION/SAR EXERCISES IN
                              LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES



                                                                 NUMBER OF UNEXERCISED
                          SHARES ACQUIRED      VALUE          OPTIONS/SARS AT FY END (#)
       NAME                 ON EXERCISE     REALIZED ($)     EXERCISABLE/UNEXERCISABLE (1)
       ----               ---------------   ------------     -----------------------------
Michael S. Casazza             -0-              -0-                     50,000


(1) The unexercised options are not in-the-money.

EMPLOYMENT AGREEMENTS

The Company currently does not have any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 1995, the ownership of the Company's Common Shares by each person or entity known by the Company to be the beneficial owner of more than five percent (5%) of the Company's issued and outstanding Common Shares by each Director and by all Officers and Directors of the Company as a group:


NAME AND ADDRESS                NUMBER OF SHARES         PERCENTAGE
- -----------------------         ----------------         ----------

Henry Fong (1) (2)
7315 E. Peakview Avenue
Englewood, CO  80111                1,835,780               22.3%

Equitex, Inc. (1) (3)
7315 E. Peakview Avenue
Englewood, CO  80111                1,279,046               15.5%

Michael S. Casazza (4)
139 Sun Meadow Road
Greer, SC  29650                      108,800                1.3%

Barry S. Hollander
109 Brook Bend Court
Mauldin, SC  29662                    100,000                1.2%

         NAME AND ADDRESS              NUMBER OF SHARES     PERCENTAGE
         ----------------------------  ----------------  -------------

         Robert C. Engelstad
         265 Lindawood Lane
         Wayzata, Minnesota  55391           200,000           2.4%

         David C. Johnston
         787 Northpoint Drive
         Salt Lake City, Utah  84102         250,000           3.0%

         Michael C. Brandt
         2222 Oakland Road
         Minnetonka, Minnesota  55305         87,500           1.1%

         Roadmaster Corporation (6)
         Post Office Box 344
         Olney, Illinois  62450              556,734           6.7%

         All Officers and Directors        2,582,080          31.3%
         as a group (6 persons) (1)



(1) Mr. Fong, who owns no shares in his own name, may be, through his control of certain entities, as described below, deemed to be a beneficial owner of shares held by such entities. The shares of such entities are, therefore, duplicated in the table above.

(2) Henry Fong is President and a Director of Equitex, Inc. and President and Chairman of Roadmaster Industries, Inc. The shares of such entities may be deemed to be beneficially owned by Mr. Fong. Roadmaster Industries, Inc., directly or indirectly through its subsidiary Roadmaster Corporation, owns 446,734 Common Shares and has been pledged an additional 110,000 shares by Ajay Sports, Inc.

(3) In addition to Roadmaster Industries, Inc. and Ajay Sports, Inc., other portfolio companies of Equitex, Inc. own a total of 53,946 Common Shares of the Company. Equitex disclaims direct and indirect beneficial ownership of all such shares.

(4) Such shares are held of record by Gail Casazza, the wife of Mr. Casazza, as to which Mr. Casazza shares investment and voting power. Includes options to purchase 50,000 shares of common stock at $2.238 per share.

(5) Represents options to purchase 100,000 shares of common stock at $1.00 per share.

(6) Of such shares, 446,734 are held of record. Roadmaster Corporation has entered into an agreement with Ajay Sports, Inc. wherein an additional 110,000 shares have been pledged by Ajay Sports, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Henry Fong is President, Chairman of the Board and indirectly a controlling shareholder of Roadmaster Industries, Inc., a manufacturer of junior products, bicycles and fitness equipment. Edward Shake is President of Roadmaster Corporation, the wholly owned operating subsidiary of Roadmaster Industries, Inc. In October 1993, the Company entered into a distribution agreement with Roadmaster as further described in Item 1.

In order for MacGregor to have met certain obligations it received from
Roadmaster  an advance of   minimum royalties due through December 1995.

Henry Fong is a Principal Owner, Director and President of Equitex, Inc., to which the Company is obligated, under certain circumstances, to pay certain management fees under an agreement with the Company's former principal lender, Security Pacific Business Credit. In addition, Equitex has advanced the
Company $1,252,020.   In April 1995, Equitex has converted $1,000,000 of this
amount into 1,000 shares of the Registrant's newly created Class C Convertible Preferred Stock. The Company has entered into an understanding with Equitex under which the Company will repay in full the remaining principal balance and interest on its obligations to Equitex subsequent to July 31, 1995.

Equitex has also committed to the Company if necessary for the continuation of the Company's licenses, to provide or cause to be provided such current assets as may be need.

See Management's Discussion of Analysis for a discussion of certain proposed and consummated related transactions.






                  (remainder of page left blank intentionally)

                                    PART IV



ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   1.    EXHIBITS

            Exhibits filed as part of this Report are listed in the Exhibit Index, which follows the Signature page.

(b)         REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1995, the period covered by this report on Form 10-KSB.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  MACGREGOR SPORTS AND FITNESS, INC.



Dated: November 30, 1995          By: /s/  MICHAEL S. CASAZZA
                                     ------------------------------------
                                           Michael S. Casazza
                                     President, Chief Executive Officer
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

NAME                                             TITLE                                           DATE
- ----                                             -----                                           ----
/s/ MICHAEL S. CASAZZA           President, Chief Executive Officer                         November 21, 1995
- ---------------------------        (Principal Executive Officer) and Director
Michael S. Casazza

/s/ BARRY S. HOLLANDER           Chief Financial Officer (Principal                         November 21, 1995
- ---------------------------       Financial and Principal Accounting Officer)
Barry S. Hollander

/s/ HENRY FONG                   Chairman of the Board of Directors                         November 21, 1995
- ---------------------------       and Secretary
Henry Fong


ROBERT C. ENGELSTAND             Director                                                   November 21, 1995
- ---------------------------
Robert C. Engelstad


DAVID C. JOHNSTON                Director                                                   November 21, 1995
- ---------------------------
David C. Johnston

/s/ MICHAEL C. BRANDT            Director                                                   November 21, 1995
- ---------------------------
Michael C. Brandt



The above represents a majority of the members of the Board of Directors.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                      YEARS ENDED JULY 31, 1995 AND 1994


                                   CONTENTS



                                                                        Page
                                                                        ----
Independent auditors' report                                            F-1

Consolidated financial statements:

        Balance sheet                                                   F-2
        Statements of operations                                        F-3
        Statements of shareholders' equity                              F-4
        Statements of cash flows                                        F-5

Notes to consolidated financial statements                              F-7

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
MacGregor Sports and Fitness, Inc.
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of MacGregor Sports and Fitness, Inc. and subsidiaries as of July 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MacGregor Sports and Fitness, Inc. and subsidiaries as of July 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses, and at July 31, 1995 its current liabilities exceed its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gelfond Hochstadt Pangburn & Co.

Denver, Colorado
November 30, 1995

MACGREGOR SPORTS AND FITNESS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 31, 1995

 ASSETS
Current assets:
     Cash                                                    $       2,846
     Trade receivables, net of allowance for doubtful
          accounts of $4,000                                         1,329
     Inventories                                                     6,450
                                                             -------------
          Total current assets                                      10,625
                                                             -------------

     Furniture and equipment                                         8,414
     Less accumulated depreciation                                   6,723
                                                             -------------

                                                                     1,691
                                                             -------------

     Trademarks and license agreements, net of
          accumulated amortization of $1,099,612
         (Notes 1, 2, and 4)                                     4,272,492
                                                             -------------

                                                             $   4,284,808
                                                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Lines of credit (Note 5)                                $     380,677
     Notes payable, shareholders (Note 6)                           91,306
     Current portion of long-tem debt, shareholder (Note 6)         27,000
     Investment fees payable to related party (Note 10)            281,500
     Accrued interest and other, related parties (Note 10)         379,180
     Accounts payable and accrued expenses                         953,013
     Deferred royalty revenue                                       64,477
                                                             -------------

          Total current liabilities                              2,177,153
                                                             -------------

Long-term debt, shareholder (Note 6)                               225,020
                                                             -------------

Commitments (Notes 4, 7, 10, and 11)

Class A 10% mandatory redeemable convertible preferred stock, liquidation preference $610,000 plus unpaid dividends,
     if and when declared; 610 shares issued and
     outstanding (Note 7)                                          610,000
                                                             -------------

Shareholders' equity (Note 7):
     Class C convertible preferred stock, liquidation
          preference $1,000,000 plus dividend preference
          of $70 per share per year, issued and
          outstanding 1,000 shares                               1,000,000
    Common stock, par value $.02; authorized 25,000,000
          shares, issued and outstanding 8,249,423 shares          164,988
     Additional paid-in capital                                  7,397,429
     Warrants                                                        3,588
     Deficit                                                    (7,293,370)
                                                             -------------

                                                                 1,272,635
                                                             -------------

                                                             $   4,284,808
                                                             =============




See notes to consolidated financial statements.

MACGREGOR SPORTS AND FITNESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS  ENDED JULY  31, 1995 AND 1994


                                                         1995               1994
Sales                                              $      518,971   $      2,237,601
Cost of Sales                                            (446,471)        (1,872,198)
                                                   --------------   ----------------
Gross profit                                               72,500            365,403
                                                   --------------   ----------------
Royalty Income:
     Related  party                                       246,664            165,548
     Other                                                                   281,784
                                                   --------------   ----------------

                                                          246,664            447,332
                                                   --------------   ----------------
Operating expenses:
     General and administrative                           517,246          1,758,205
     Depreciation and amortization                        281,411            349,736
     Write off of goodwill (Note 8)                                          281,710
     Write down of trademark costs (Note 2)               500,000            148,689
                                                   --------------   ----------------

                                                        1,298,657          2,538,340
                                                   --------------   ----------------

Operating loss                                           (979,493)        (1,725,605)
                                                   --------------   ----------------
Other income  (expense):
     Interest expense:
          Related parties                                 (36,204)          (113,276)
          Other                                          (112,650)           (51,585)
     Other                                                (16,456)            35,199
                                                   --------------   ----------------

                                                         (165,310)          (129,662)
                                                   --------------   ----------------

Net loss                                           $   (1,144,803)  $     (1,855,267)
                                                   ==============   ================

Loss per common share                              $         (.14)  $           (.26)
                                                   ==============   ================

Weighted average number of common shares                8,169,622          7,376,483
                                                   ==============   ================




See  notes to consolidated  financial  statements.

MACGREGOR SPORTS AND FITNESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED JULY 31, 1995 AND 1994

                                                                                               Additional
                                 Class C preferred Stock      Common stock                       paid-in
                                   Shares         Amount        Shares         Amount           capital
                                   ------         ------        ------         ------         -----------
Balances,
   August 1, 1993                                              6,857,283  $        137,146  $    6,709,271

Common stock
   issued in connection with
   the termination of marketing
   agreement (Note 9)                                            185,640             3,713         136,287

Common stock
   issued in conversion of 385,000
   shares of Class B preferred
   stock (Note 7)                                                385,000             7,700         377,300

Common stock
   issued as collateral for line
   of credit (Note 5)                                            344,000             6,880          (6,880)
                                                              ----------  ----------------  --------------
Net loss

Balances,
   July 31, 1994                                               7,771,923  $        155,439  $    7,215,978

Common stock
   issued in conversion of
   accounts payable (Note 7)                                     477,500             9,549         181,451

Class C preferred stock
   issued in conversion of  notes
   payable,shareholder (Note 7)        1,000  $    1,000,000

Net loss
                                  ----------  --------------  ----------  ----------------  ---------------

Balances,
   July 31, 1995                       1,000  $    1,000,000   8,249,423  $        164,988  $    7,397,429
                                  ==========  ==============  ==========  ================  ===============




                                         Warrants        Deficit          Total
                                         --------        -------          -----
Balances,
   August 1, 1993                       $     3,588  $  (4,293,300)   $    2,556,705

Common stock
   issued in connection with
   the termination of marketing
   agreement (Note 9)                                                        140,000

Common stock
   issued in conversion of 385,000
   shares of Class B preferred
   stock (Note 7)                                                            385,000

Common stock
   issued as collateral for line
   of credit (Note 5)

Net loss                                                (1,855,267)       (1,855,267)
                                        -----------  -------------  ----------------
Balances,
   July 31, 1994                        $     3,588  $  (6,148,567) $      1,226,438

Common stock
   issued in conversion of
   accounts payable (Note 7)                                                 191,000

Class C preferred stock
   issued in conversion of  notes
   payable,shareholder (Note 7)                                            1,000,000

Net loss                                                (1,144,803)       (1,144,803)
                                        -----------  -------------  ----------------
Balances,
   July 31, 1995                        $     3,588  $  (7,293,370) $      1,272,635
                                        ===========  =============  ================



See notes to consolidated financial statements.

MACGREGOR SPORTS AND FITNESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS  ENDED  JULY  31, 1995 AND 1994



                                                                              1995               1994
Cash flows from operating activities:
     Net loss                                                            $   (1,144,803)    $   (1,855,267)
                                                                         --------------     --------------
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Proceeds from distribution agreement (Note 1)                                          1,626,523
          Proceeds from sale of certain CTS assets (Note 8)                                        150,000
          Write off of trademark license costs (Note 2)                         500,000            148,689
          Write off of  goodwill  (Note 8)                                                         281,710
          Marketing expense incurred on issuance of common
             stock (Note 9)                                                                        140,000
          Depreciation and amortization                                         281,411            349,737
          Write off of obsolete inventory                                        17,440
          Loss on sale of furniture and equipment                                19,374             22,250
          Changes in assets and liabilities:
               (Increase) decrease in assets:
                    Accounts receivables                                         16,458          1,129,502
                    Inventories                                                 247,568            402,809
                    Prepaid expenses                                             17,680             83,824
               (Increase) decrease in liabilities:
                    Accounts payable and accrued expenses                       101,041           (941,646)
                    Deferred royalty revenue                                   (101,953)          (112,514)
                                                                         --------------     --------------
                   Total adjustments                                          1,099,019          3,280,884
                                                                         --------------     --------------

Net cash provided by (used in) operating activities                             (45,784)         1,425,617
                                                                         --------------     --------------

Cash flows from investing activities:
     Purchase of property and equipment                                                             (2,000)
     Sale of furniture and equipment                                             12,056
     Proceeds from sale of property and
          equipment in connection with
          distribution agreement (Note 1)                                                            4,477
     Proceeds from sale of certain CTS
          equipment (Note 8).                                                                       58,000

                                                                         --------------     --------------
Net cash provided by (used in) investing activities                              12,056             60,477
                                                                         --------------     --------------

Cash flows from financing  activities:
     Increase (decrease) in bank overdraft                                      (17,474)            15,152
     Net payments under revolving credit arrangement                            (13,073)        (1,102,895)
     Proceeds from issuance of notes payable                                     31,383             27,000
     Principal payments of notes payable                                 $                  $     (389,613)
                                                                         --------------     --------------

Net cash provided by (used in) financing activities                      $          836     $   (1,450,356)
                                                                         --------------     --------------

(Continued)

MACGREGOR SPORTS AND FITNESS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS  ENDED  JULY  31, 1995 AND 1994





                                                                                                1995              1994
                                                                                                ----              ----
Increase (decrease) in cash                                                                 $     (32,892)     $     35,738

Cash, beginning of period                                                                          35,738
                                                                                            -------------      ------------
Cash, end of period                                                                         $       2,846      $     35,738
                                                                                            -------------      ------------




Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                  $     36,833      $     78,627
                                                                                            =============      ============

Supplemental disclosure of noncash investing and financing activities:
     During 1994, the Company issued 344,017 shares of common stock to its lender as additional collateral for its revolving credit arrangement.  In addition, the Company converted 385,000 shares of its Class B redeemable convertible preferred stock to 385,000 shares of common stock.

     During 1995, accounts payable of $191,000 were converted to 477,500 shares of common stock (Note 7) and $1,000,000 of notes payable, shareholder were converted to 1,000 shares of Class C preferred stock (Note 6).





See notes to consolidated financial statements.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

        BUSINESS OF THE COMPANY AND PRINCIPLES OF CONSOLIDATION:

        MacGregor Sports and Fitness, Inc. (the "Company" or "MSF"), through its wholly-owned subsidiary, MacGregor Sports Products, Inc.
        ("MSP") owns the worldwide rights to the use of the MacGregor name (Note 4) and markets and distributes a broad range of sports, recreational, and fitness products under its distribution agreement with Roadmaster Corporation. Carolina Team Sports, Inc. ("CTS") is also a wholly-owned subsidiary. Significant intercompany balances and transactions have been eliminated.


        ORGANIZATION AND MERGER:

        The Company was formed on December 31, 1991 through a merger between Vida Ventures, Ltd. ("Vida") and Sports Acquisition Corporation ("SAC"). SAC was formed in February 1991, and on May 9, 1991, it acquired certain assets of MacGregor Sporting Goods, Inc. ("MSI"). The primary assets acquired were worldwide rights to use the MacGregor name on sporting, recreational, and fitness products.

        INVENTORIES:

        Inventories consist of sports, recreational, and fitness products held for resale, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        FURNITURE, EQUIPMENT, AND DEPRECIATION:

        Furniture and equipment are recorded at cost. The assets are depreciated over their estimated useful lives of five to seven years using the straight-line method.

        TRADEMARKS AND LICENSE AGREEMENTS:
        Trademark and license agreements relate to costs incurred in acquiring use of the MacGregor trademark (the "MacGregor Rights") (Note 4) and are being amortized using the straight-line method over 25 years.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)

        INTANGIBLE ASSETS (CONTINUED):

        The Company periodically evaluates the carrying amount of its intangible assets. The Company determined that the net realizable value of the MacGregor license agreements at July 31, 1994 was less than the carrying amount and the difference of $148,689 was charged to operations. As further discussed in Note 2, at July 31, 1995, the Company determined that the carrying value of its intangible assets should be reduced by an additional $500,000. During the year ended July 31, 1994, the Company also determined that goodwill related to the acquisition of Carolina Team Sports, Inc. had been impaired and $281,710 was charged to operations (Note 8). At July 31, 1995, no remaining goodwill is included in the financial statements.

        DISTRIBUTION AGREEMENT:

        Effective October 7, 1993, the Company entered into an agreement with Roadmaster Corporation ("RMC") whereby RMC acquired the exclusive rights to distribute MacGregor products, subject to certain worldwide territorial limitations and restrictions set forth in the Company's other licensing agreements. The agreement continues for a period of five years, with an option to renew for an additional five year term with a minimum annual royalty. The agreement provides that RMC will pay the Company on a quarterly basis percentage-based royalties on net revenues generated from sales of the MacGregor products with minimum cumulative royalties. The agreement pertains only to distribution of MacGregor products. RMC did not acquire the MacGregor Rights. The chairman of the Company's Board of Directors, is also the president and chairman of the board, and indirectly a controlling shareholder of RMC's parent company. RMC is also a shareholder of the Company.

        Under the agreement, the Company received cash of approximately $1,631,000 in exchange for all of the accounts receivable, inventory and certain equipment with book values of $427,000, $623,000, and $30,000, respectively, resulting in a $551,000 write off of the carrying value of the MacGregor license costs (Note 2). The purchase price included payment of the revolving line of credit in the amount of $440,000 (note 5), payment in the amount of $276,000 to satisfy commissions owed to and to settle the exclusive representation agreement with a company which had been marketing the Company's products, $186,000 for the reduction of certain notes payable, and $729,000 for the reduction of certain accounts payable and accrued expenses.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


2. RESULTS OF OPERATIONS, LETTER OF POTENTIAL INTEREST TO ACQUIRE LICENSE RIGHTS AND MANAGEMENT'S PLANS:

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net losses of approximately $1,145,000 and $1,855,000 for the years ended July 31, 1995 and 1994, respectively. Further, at July 31, 1995, the
        Company's current liabilities exceeded its current assets by approximately $2,167,000. Therefore, the continuity of operations and realization of assets and liquidation of liabilities is subject to uncertainty. However, management believes that the going concern basis is appropriate based on the events and plans described below.

        In December 1994, the Company entered into a letter of potential interest with an affiliate. Under the terms of the letter, as amended in November 1995, the Company will grant the affiliate an option to extend the existing distribution agreement (Note 1) for two additional five-year periods with increased mimimum royalty requirements. In addition, the Company will grant the affiliate an option to acquire all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for a cash payment of $675,000 plus a three-year note representing the then existing present value of the remaining minimum payments under the distribution agreement, including all extensions. Management and the affiliate believe that the foregoing structure recognizes a value for the MacGregor rights at an amount in excess of $4,200,000. In response to the November 1995 amendment to the letter of interest, the Company has reduced the carrying amount of its intangible assets at July 31, 1995 by $500,000. Management intends to use the proceeds of the distribution agreement and sale, should it occur, to pay current obligations and investigate mergers, acquisitions and other potential investment opportunities.

        Management believes that the proceeds from the extended royalty agreement, and sale of the MacGregor Rights, should it occur, when considered with the curtailment of CTS operations discussed in Note 8 will enable the Company to meet its current obligations and continue operations. If unanticipated factors arise that would cause the cash flow of the Company to fall short of needed levels, or if the Company is unable to complete the sale of the MacGregor Rights under the terms of the letter of potential interest, management has developed alternative plans to continue operations. These plans include:

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      YEARS ENDED JULY 31, 1995 AND 1994


2. RESULTS OF OPERATIONS, LETTER OF POTENTIAL INTEREST TO ACQUIRE LICENSE RIGHTS AND MANAGEMENT'S PLANS (CONTINUED):

        a. Equitex, Inc. (a principal shareholder of the Company) providing financing, or causing financing to be provided, of any expenses of the Company. The Company would assign its rights to future Roadmaster Corporation royalty streams to Equitex, Inc. (Equitex) to the extent that such expenses were so funded by Equitex.


        b.      Investigating merger possibilities.

        c. Investigating increases in ownership equity to provide funds to meet current obligations.

        d. Investigating the sale of the MacGregor Rights to other parties.

        Management believes that these plans would be adequate and will enable the Company to effectively continue its operations.

3.      INCOME TAXES:

                Effective August 1, 1993, SFAS No. 109, "Accounting for Income Taxes," was adopted. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


3.      INCOME TAXES (CONTINUED):

        The following is a summary of the Company's deferred tax assets at July 31, 1995:


                        Deferred royalties              $    22,000
                        Operating loss carry forward      1,703,000
                        Other                                10,000
                        Less valuation allowance         (1,735,000)
                                                        -----------
                                                        $
                                                        ===========


        At July 31, 1995, the Company has available, operating loss carryforwards of approximately $5,000,000 which may be utilized to offset future taxable income through 2010.


        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                    July 31,
                                                  1995     1994
                                                  ----     ----
        Statutory income tax (benefit)            (34%)    (34%)
        State taxes                                (4%)     (4%)
        Non-deductible amortization                12%       5%
        Deferred tax benefit not recognized        26%      33%
                                                  ----     ----

                                                  ====     ====

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


4. MACGREGOR TRADEMARK AND LICENSE AGREEMENTS:

   In connection with the acquisition of assets from MSI, the Company acquired the worldwide rights to the use of the MacGregor name. Conditions for the continuation of the licenses include MSP maintaining a ratio of current assets to current liabilities of 1.2 to 1, on a quarterly basis. The Company was not in compliance with this condition at July 31, 1995, and has not received a waiver of the noncompliance at July 31, 1995. If necessary for the continuation of the Company's licenses, Equitex has agreed to provide or cause to be provided such current assets as may be needed. For the purpose of computing the ratio, current assets and current liabilities are calculated so that revolving loan debt secured in whole or in part by current assets is classified as a current liability. Other conditions include furnishing the Licensors with financial statements, notifying the Licensors of changes in ownership or management of the Company, and attaining certain levels of sales of licensed products.

5. LINES OF CREDIT.

   At July 31, 1995, CTS had two lines of credit with maximum borrowing limits of $225,000 and $175,000. At July 31, 1995, $380,677 was outstanding under the lines. Interest is at the bank's prime rate plus 0.5 percent (9.75% at July 31, 1995). In February 1994, the Company issued 344,000 shares of its common stock to CTS, and CTS pledged these shares to the bank as additional collateral for the lines. The shares were issued to and held by CTS, who pledged the shares of stock to the bank for its loan outstanding at that time of $175,000. The shares were valued at $.50 per share, which was within the range of the market value of MacGregor shares at that time. In October 1995, BB&T required the Company to cause 344,000 shares of its common stock to be purchased by Equitex's designee at $.50 per share. The proceeds of $172,000 reduced the BB&T indebtedness. Also in October, the Company agreed to issue 228,677 shares of its common stock to CTS, and CTS agreed to pledge these shares to the bank as collateral for its remaining indebtedness.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994


6.  NOTES PAYABLE AND LONG-TERM DEBT:

    The Company was indebted to certain shareholders in the amount of $91,306 at July 31, 1995. The notes are unsecured, bear interest at the prime rate plus 2 percent (10.75% at July 31, 1995) or 10%, and are due on demand.

    Notes payable, shareholder, represents promissory notes to Equitex. The notes are unsecured and bear interest at 2 percent above the prime rate (10.75% at July 31, 1995). During the year ended July 31, 1995, $1,000,000 of notes were converted into 1,000 shares of the Company's Class C convertible preferred stock (Note 7). At July 31, 1995, $27,000 of the notes are due on demand and the balance of $225,020 are due in August 1996.

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY:

    CLASS A REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    In May 1991, the Company issued 610 shares of Class A convertible preferred stock. The stock has a liquidation preference of $1,000 per share and a dividend preference of $100 per share per year, payable monthly if and when dividends are declared, and then accumulate to the extent the Company does not pay monthly dividends. Each share of Class A preferred stock is convertible into 272 shares of common stock. To the extent that the Company has adequate cash flow available, it can redeem the Class A convertible preferred stock in increments of 25 percent of the number of shares of Class A convertible preferred shares initially outstanding from time to time. If the Company completes a public offering of at least $4,000,000, the Class A convertible preferred stock will be redeemed at a rate of 25 percent per month for four months, commencing with the month that the public offering is completed. The Company has no current plans to complete a public offering and has not redeemed any of the Class A convertible preferred stock.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (CONTINUED):

    CLASS B REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    During the year ended July 31, 1994, the Company's 385,000 shares of $1.00 per share liquidation preference, Class B redeemable convertible preferred stock were converted to 385,000 shares of the Company's common stock.

    CLASS C CONVERTIBLE PREFERRED STOCK:

    Equitex, a principal shareholder of the Company, converted $1,000,000 of indebtedness into 1,000 shares of the Company's Class A convertible preferred stock during 1995 (Note 6). The Class C convertible preferred stock is not redeemable and has no voting rights. The Class C convertible preferred stock has a liquidation preference of $1,000 per share, a dividend preference of $70 per share per year, if and when declared, and (commencing May 1, 1996) is convertible into common stock at the lesser of $1.00 per share or 80% of the average market price for the Company's common stock at the time of conversion. The Company has the option of paying the dividends by issuing shares of the Company's common stock at a value equal to 80% of the average market price.

    STOCK OPTION PLAN:

    Effective December 2, 1991, the Company established a Stock Option Plan for employees, directors, and key consultants. The Company reserved 750,000 shares of common stock for issuance under the plan. The plan contains provisions for both an incentive ("ISOP") as well as a nonstatutory stock option plan, with options expiring ten years from the date of grant. No more than one-half of the maximum number of shares authorized under the plan may be reserved for issuance upon exercise of nonstatutory stock options. The ISOP provides that options will be granted at an exercise price no less than the fair market value of the Company's stock on the date of grant. The aggregate fair market value of the shares subject to exercise for the first time by any optionee during any calendar year may not exceed $100,000. Directors and key consultants who are not employees of the Company are not eligible to participate in the ISOP. As of July 31, 1995, 150,000 options had been granted under the ISOP.

    Prior to August 1, 1993, options to purchase 150,000 shares of common stock had been granted under the ISOP and are available for exercise. The exercise price of options to purchase 50,000 shares of common stock is $2.2375 per share and to purchase 100,000 shares of common stock is $1.00 per share. During the years ended July 31, 1995 and 1994, no options were granted, exercised or cancelled under the ISOP. The non-statutory plan provides that options may be granted at exercise prices no less than 85 percent of the fair market value of the Company's stock on the date of grant. As of July 31, 1995, no options have been granted under the non-statutory plan.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


7. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (CONTINUED)

   WARRANTS AND OTHER OPTIONS:

   In connection with the asset purchase of May 9, 1991, SAC, a privately owned company prior to its merger with Vida, issued the financial institution which provided the Company's revolving and term notes, a warrant allowing the institution to purchase 237,575 shares of non-voting common stock at a price of $.0735 per share. The exercise price of the warrant at the date of issue in 1991 equaled or exceeded fair market value of the Company's common stock at that date. The warrant expires May 9, 2001. At July 31, 1995, no warrants had been exercised.

   At December 31, 1991, the Company issued warrants to purchase up to 75,000 shares of the Company's common stock at $2.25 per share. The warrants, issued as compensation for having introduced the management to SAC to the management of Vida, are fully exercisable on the date of the grant, and expire on December 29, 1996. At July 31, 1995, no warrants had been exercised.

   As of July 31, 1995, the Company has outstanding for public sale 800,000 warrants, with each warrant entitling the holder thereof the right to purchase one common share at an exercise price of $1.00 for a period of 24 months through October 31, 1997. The Company may call the warrants for redemption at a price of $.05 per warrant upon 30 days prior written notice at any time. At July 31, 1995, no warrants had been exercised.

   In connection with a public offering, completed in October 1990, the Company issued and sold to the underwriter, for $100, warrants to purchase an aggregate of 120,000 common shares. Underwriters' warrants for 80,000 shares are exercisable through November 18, 1995, at an initial exercise price of 107 percent of the public offering price per Unit which consisted of one share of common stock and one redeemable warrant. Underwriters' warrants for 40,000 shares are exercisable for two years through November 18, 1995, at $6.00 per share. The common shares issued upon exercise of the underwriter's warrants will not be freely tradeable upon issuance, but may become tradeable upon registration at the demand of the holders thereof.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994

7.      REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
(CONTINUED):


        WARRANTS AND OTHER OPTIONS (CONTINUED):

        During 1993 and 1992, the Company entered into note and warrant purchase agreements, primarily with certain of its shareholders, whereby the Company received proceeds of $536,000 upon the issuance of $536,000 of 10 percent promissory notes and 154,800 detachable warrants. The notes were paid during the years ended July 31, 1995 and 1994. The warrants are exercisable at $2.00 per warrant to acquire one share of common stock over a five-year period expiring July 1997. The Company allocated $3,488 of the total proceeds to the warrants. At July 31, 1995, no warrants had been exercised.

        CONVERSION OF ACCOUNTS PAYABLE TO COMMON STOCK:

        In September 1994, $191,000 of accounts payable with third parties were converted at the per share market price to 477,500 shares of the Company's Common Stock.


        OTHER COMMON STOCK ISSUANCES:

        In August through October 1995, the Company sold an additional 308,000 shares of its common stock at an average price of $.59 for proceeds of $181,000. Additionally, a shareholder purchased a $50,000 note with 10% interest. The proceeds of $231,000 were used to pay certain liabilities of the Company, as well as the Company's obligation under its license from Equilink.


8.      CAROLINA TEAM SPORTS, INC.:

        In 1992, the Company acquired the net assets of CTS. CTS was a regional sporting goods dealership servicing Georgia, North and South Carolina, as well as governmental agencies throughout the United States and Europe.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994


8.  CAROLINA TEAM SPORTS, INC. (CONTINUED):

    During the years ended July 31, 1995 and 1994, CTS realized declining gross profits and incurred operating losses. In response to the losses, during fiscal 1994, management reorganized the operations of CTS, terminated its governmental agency contracts and certain other sales contracts that were unprofitable, and sold certain equipment and inventory to an unrelated third party for $208,000 resulting in a loss of approximately $22,000. Management determined that the goodwill of CTS, arising from the acquisition, was permanently impaired and during the year ended July 31, 1994, operations were charged with approximately $282,000 for the elimination of the goodwill. During the year ended July 31, 1995, the Company ceased operations of CTS, its remaining retail sporting goods dealership was closed, and its furniture and equipment was sold for a loss of approximately $19,000.


9.  TERMINATION OF MARKETING AGREEMENT:

    Prior to October 1993, the Company's products were being marketed under an agreement with a third party. For these services, the Company paid agreed-upon commissions and agreed to grant, through 1996 based upon the third party attaining certain sales goals, options to purchase up to 309,400 shares of the Company's common stock. In October 1993, in conjunction with acquiring the Roadmaster agreement the marketing and option agreements were terminated in exchange for 185,640, shares of the Company's common stock. The Company recognized $140,000 of expense upon the issuance of common stock.

10. RELATED PARTIES:

    During the year ended July 31, 1994, the Company incurred approximately $25,000 of expenses for certain administrative services performed for the Company by Equitex.

    Prior to August 1, 1992, the Company entered into an agreement with Equitex to pay Equitex an investment banking fee for services provided to the Company in securing its credit facilities. The total amount due of $281,500 is payable when the Company has available funds. The Company entered into a management agreement effective May 9, 1991, with the Company to pay Equitex a fee of $10,000 per month for a period of twenty-four months. The management fee will be payable, and $30,000 shall accumulate or accrue, when the Company achieves net income of $60,000 in any three-month period. Because the Company has never achieved net income of $60,000 in any three-month period, no amounts have been accrued under the agreement.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994


10. RELATED PARTIES (CONTINUED):

    Accrued interest and other payables, related parties, consists of approximately $314,947 of accrued interest due under the shareholder notes payable and approximately $64,232 due to Equitex and other related parties for reimbursement of general and administrative expenses paid by those parties on behalf of the Company. Expenses incurred by related entities on behalf of the Company were approximately $56,800 in 1995 and $7,500 in 1994.

11. COMMITMENTS:

    OTHER LICENSE AGREEMENTS:

    In May 1992, MSP entered into a licensing agreement which granted to the licensor royalties in consideration of granting MSP the right for the manufacture, purchase for resale, and distribution of golf gloves and pull carts under the MacGregor name. Royalty expense of approximately $173,000 was incurred during the year ended July 31, 1994. During 1994, the license agreement was terminated.

    On December 7, 1992, the Company executed a perpetual sublicense agreement and a marketing agreement through June 30, 1994 with a distributor of a patented two-wheel drive bicycle. The Company received a non-refundable royalty prepayment of $200,000 and $100,000 for marketing services through June 30, 1994. Accordingly, the Company recorded the $300,000 received as a deferred liability, and amortized the marketing agreement into income. During 1994, the Company believed the sublicensee committed breaches of the sublicense which would constitute a termination or grounds for termination of the sublicense. The sublicensee, to the best of the Company's knowledge, has ceased attempting to distribute the licensed product and accordingly, the Company has recorded the balance of the unamortized non-refundable royalty prepayment and the unamortized portion of the marketing agreement into income. Revenues of approximately $282,000 were recorded for the year ended July 31, 1994.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1995 AND 1994

11. COMMITMENTS (CONTINUED):

    OTHER LICENSE AGREEMENTS (CONTINUED):

    In June 1994, the Company paid $300,000 to terminate the Company's license with MacGregor Golf Company in exchange for its releasing the Company from future minimum royalties of $395,000 and $520,000 for the twelve months ended February 1995 and 1996, respectively.

    OPERATING LEASES:

    The Company leases office and warehouse space under an operating lease expiring May 1998. Total rent expense was approximately $35,352 and $128,700 for the years ended July 31, 1995 and 1994, respectively. Future minimum rental payments are as follows:

                           YEAR ENDING
                             JULY 31,
                           -----------
                              1996                $ 70,000
                              1997                  70,000
                              1998                  46,667
                              1999
                                                  --------
                                                  $186,667
                                                  ========

12. MAJOR CUSTOMERS AND EXPORT SALES:

    During the years ended July 31, 1995 and 1994, no single customer accounted for more than 10% of sales, and there were no significant export sales.

13. LOSS PER SHARE:
    Loss per share is computed based on the weighted average number of shares actually outstanding. Outstanding warrants, options and convertible preferred stock are not considered in the calculations as they would decrease loss per share.