Form 10QSB/A
period 1995-10-31
MACGREGOR SPORTS & FITNESS INC
filed 1996-07-03
CIK 867347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                FORM 10-QSB/A


(Mark One)
     ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  October 31, 1995
                                                ----------------


                                       OR
     (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______
                         Commission file number 0-19817

                       MACGREGOR SPORTS AND FITNESS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)



                   Minnesota                        41-1652566
           -------------------------------  ------------------------
           (State or other jurisdiction of (I.R.S. Employer I.D. #) incorporation or organization)


                 8100  White Horse Road, Greenville, SC  29611
              ---------------------------------------------------
              (Address of principal executive office)  (Zip Code)


                                 (803) 294-5230
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES        NO
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,557,423 common shares, par value $ .02 per share, outstanding at December 15, 1995.

                   Page 1 of 15 total pages on this document

                       MACGREGOR SPORTS AND FITNESS, INC.

                                AND SUBSIDIARIES







                        PART I.   FINANCIAL INFORMATION



                        PART II.  OTHER INFORMATION

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      OCTOBER  31, 1995 AND JULY 31, 1995

                                     ASSETS





                                                                            OCTOBER 31, 1995          JULY 31, 1995
                                                                            ----------------          -------------
                                                                                (Unaudited)

CURRENT ASSETS:
     CASH                                                                   $         9,765           $         2,846
     ACCOUNTS  RECEIVABLES, NET OF
          ALLOWANCE FOR DOUBTFUL
          ACCOUNTS OF  ($2,250 OCTOBER 31, 1995
          AND $4,000 JULY 31, 1995)                                                                             1,329
     ROYALTY RECEIVABLE                                                               5,523
     INVENTORIES                                                                      6,450                     6,450
                                                                            ---------------           ---------------

TOTAL CURRENT ASSETS                                                                 21,738                    10,625
                                                                            ---------------           ---------------

OFFICE FURNITURE AND EQUIPMENT                                                        8,414                     8,414
LESS ACCUMULATED DEPRECIATION                                                        (7,146)                   (6,723)
                                                                            ---------------           ---------------

                                                                                      1,268                     1,691
                                                                            ---------------           ---------------

OTHER ASSETS:
     TRADEMARKS AND LICENSE AGREEMENTS
          NET OF ACCUMULATED AMORTIZATION
          ($1,151,088 OCTOBER 31, 1995; $1,099,612
          JULY 31, 1995)                                                          4,221,016                 4,272,492
                                                                            ---------------           ---------------

                                                                            $     4,244,022           $     4,284,808
                                                                            ===============           ===============


                                  (CONTINUED)

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                      OCTOBER  31, 1995  AND JULY 31, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                        OCTOBER 31, 1995      JULY 31, 1995
                                                                                        ----------------      -------------
                                                                                          (Unaudited)
CURRENT LIABILITIES:
     LINES OF CREDIT                                                                $          219,634    $       380,677
     NOTES PAYABLE, SHAREHOLDERS                                                                91,306             91,306
    CURRENT PORTION OF LONG-TERM DEBT,
         SHAREHOLDER                                                                            27,000             27,000
     INVESTMENT FEES PAYABLE TO RELATED PARTY                                                  281,500            281,500
     ACCRUED INTEREST AND OTHER, RELATED PARTIES                                               374,801            379,180
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     820,607            953,013
     DEFERRED ROYALTY  REVENUE                                                                                     64,477
                                                                                    ------------------    ---------------

TOTAL CURRENT LIABILITIES                                                                    1,814,848          2,177,153
                                                                                    ------------------    ---------------

LONG-TERM DEBT,  SHAREHOLDER                                                                   225,020            225,020
                                                                                    ------------------    ---------------

CLASS A 10% MANDATORY REDEEMABLE
     CONVERTIBLE PREFERRED STOCK, LIQUIDATION
      PREFERENCE $610,000 PLUS UNPAID DIVIDENDS, IF
     AND WHEN DECLARED; 610 SHARES ISSUED AND
     OUTSTANDING                                                                               610,000            610,000
                                                                                    ------------------    ---------------

SHAREHOLDERS' EQUITY:
     CLASS C  CONVERTIBLE PREFERRED STOCK,
          LIQUIDATION PREFERENCE OF $1,000  PLUS
          DIVIDEND PREFERENCE OF $70 PER  SHARE PER
          YEAR, ISSUED AND OUTSTANDING 1,000 SHARES                                          1,000,000          1,000,000
     COMMON STOCK, PAR VALUE $.02; AUTHORIZED
          25,000,000 SHARES, ISSUED AND OUTSTANDING
          8,557,423 SHARES AT OCTOBER  31, 1995
          AND 8,249,423  SHARES AT JULY 31, 1995                                               171,148            164,988
     ADDITIONAL PAID-IN CAPITAL                                                              7,744,268          7,397,429
     WARRANTS                                                                                    3,588              3,588
     DEFICIT                                                                                (7,324,850)        (7,293,370)
                                                                                    ------------------    ---------------

                                                                                             1,594,154          1,272,635
                                                                                    ------------------    ---------------

                                                                                    $        4,244,022    $     4,284,808
                                                                                    ==================    ===============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                  (UNAUDITED)




                                                                                             1995                      1994
                                                                                             ----                      ----
SALES                                                                                      $                  $        158,072
COST OF SALES                                                                                                         (126,427)
                                                                                           ---------------    -----------------
GROSS PROFIT                                                                                                            31,645
                                                                                           ---------------    -----------------

ROYALTY INCOME:
     RELATED PARTY                                                                                  70,000              50,000
                                                                                           ---------------    -----------------


OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE                                                                     66,275             189,142
     DEPRECIATION AND AMORTIZATION                                                                  51,899              75,000
                                                                                           ---------------    -----------------

                                                                                                   118,174             264,142
                                                                                           ---------------    -----------------

OPERATING LOSS                                                                                     (48,174)           (182,497)
                                                                                           ---------------    -----------------

OTHER INCOME (EXPENSE):
     INTEREST EXPENSE:
          RELATED PARTY                                                                            (16,006)            (25,181)
          OTHER                                                                                     (6,905)            (10,613)
     OTHER                                                                                           5,052              12,974
     GAIN ON EXTINGUISHMENT OF DEBT                                                                 34,553
                                                                                           ---------------    -----------------

                                                                                                    16,694             (22,820)
                                                                                           ---------------    -----------------

NET LOSS                                                                                   $       (31,480)   $       (205,317)
                                                                                           ---------------    -----------------

LOSS PER COMMON SHARE:                                                                     $         (.01)    $          (.03)
                                                                                           ---------------    -----------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                         8,407,510           7,931,090
                                                                                           ===============    =================





                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                  (UNAUDITED)




                                                                                             1995                      1994
                                                                                             ----                      ----
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        $      (185,037)   $        (36,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN BANK OVERDRAFT                                                                                             8,382
  NET PAYMENTS UNDER REVOLVING CREDIT AGREEMENTS                                                  (161,043)
  PROCEEDS FROM ISSUANCE OF SHARES OF COMMON STOCK                                                 352,999
  PROCEEDS FROM ISSUANCE OF NOTE PAYABLE, SHAREHOLDER                                               72,000
  PAYMENT TO NOTES PAYABLE, SHAREHOLDER                                                            (72,000)
                                                                                           ---------------    -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                191,956               8,382
                                                                                           ---------------    -----------------

INCREASE (DECREASE) IN CASH                                                                          6,919             (28,356)
                                                                                           ---------------    -----------------

CASH, BEGINNING OF PERIOD                                                                            2,846              35,738
                                                                                           ---------------    -----------------

CASH, END OF PERIOD                                                                        $         9,765     $         7,382
                                                                                           ---------------    -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                                                 $        15,026    $          8,258
                                                                                           ===============    =================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.  DURING
  THE THREE MONTHS ENDED OCTOBER 31, 1994, $191,000 OF ACCOUNTS PAYABLE WITH
    THIRD PARTIES WERE CONVERTED TO 477,500 SHARES OF THE COMPANY'S COMMON
    STOCK.



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     THREE MONTHS ENDED OCTOBER 31, 1995
                                 (UNAUDITED)



                                   Class C                                   Additional
                                preferred stock            Common stock        paid-in
                              Shares      Amount        Shares     Amount      capital    Warrants       Deficit        Total
                              ------   ------------  ----------   --------   -----------  ---------   --------------   -----------

Balance, July 31, 1995         1,000   $ 1,000,000   8,249,423    $164,988   $ 7,397,429  $   3,588   $  (7,283,370)   $ 1,272,635

Common stock sold at:
  200,000 shares at $.50                               200,000       4,000        96,000                                   100,000
  108,000 shares at $.75                               108,000       2,160        78,840                                    81,000

Sale of previously issued
  common stock (344,000
  shares)                                                                        171,999                                   171,999

Net loss                                                                                                    (31,480)       (31,480)
                               -----   -----------   ---------    --------   -----------  ---------   --------------   ------------

Balance, October 31, 1995         0              0   8,557,423    $171,148   $ 7,744,268  $   3,588   $  (7,324,850)   $ 1,594,154
                               =====   ===========   =========    ========   ===========  =========   ==============   ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MACGREGOR SPORTS AND FITNESS, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             THREE MONTHS ENDED
                           OCTOBER 31, 1995 AND 1994




                                  (UNAUDITED)


1.   THE INTERIM FINANCIAL STATEMENTS:

      The interim financial statements have been prepared by MacGregor Sports and Fitness, Inc. ("MSF" and the Company") and, in the opinion of management, reflect all material adjustments (including normal recurring adjustments) which are necessary to a fair statement of results for the interim periods presented. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 1995, annual report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading.

2.   ORGANIZATION:

      The Company was formed on December 30, 1991 through a merger between Vida Ventures, LTD. ("VIDA") and Sports Acquisition Company ("SAC"). SAC was formed in February 1991, and on May 9, 1991, it acquired certain assets of MacGregor Sporting Goods, Inc. ("MSI"). The primary assets were world-wide rights to use the MacGregor name on sporting, recreational and fitness products.


3.   LETTER OF POTENTIAL INTEREST TO ACQUIRE LICENSE RIGHTS:

     In December 1994, the Company entered into a letter of potential interest with an affiliate. Under the terms of the letter, as amended in November 1995, the Company will grant the affiliate an option to extend the existing distribution agreement (Note 4) for two additional five-year periods with increased minimum royalty requirements. In addition, the Company will grant the affiliate an option to acquire all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for a cash payment of $675,000 plus a three-year note representing the then existing present value of the remaining minimum payments under the distribution agreement, including all extensions. Management and the affiliate believe that the foregoing structure recognizes a value for the MacGregor rights at an amount in excess of $4,100,000. In response to the November 1995 amendment to the letter of interest, the Company reduced the carrying amount of its intangible assets at July 31, 1995 by $500,000.

     Management intends to use the proceeds of the distribution agreement and sale, should it occur, to pay current obligations and investigate mergers, acquisitions and other potential investment opportunities.

     Management believes that the proceeds from the extended royalty agreement, and sale of the MacGregor Rights, should it occur, will enable the Company to meet its current obligations. If unanticipated factors arise that would cause the cash flow of the Company to fall short of needed levels, or if the Company is unable to complete the sale of the MacGregor Rights under the terms of the letter of potential interest, management has developed alternative plans to continue operations. These plans include:

     a. Equitex, Inc. (a principal shareholder of the Company) providing financing, or causing financing to be provided, of any expenses of the Company. The Company would assign its rights to future Roadmaster Corporation royalty streams to Equitex, Inc. (Equitex) to the extent that such expenses were so funded by Equitex.

     b. Investigating receiving a prepayment of a portion of the 1996 minimum royalty from Roadmaster.

     c.   Investigating additional  merger possibilities.

     d. Investigating increases in ownership equity to provide funds to meet current obligations.

     e.   Investigating the sale of the MacGregor Rights to other parties.

     Management believes that these plans would be adequate and will enable the Company to effectively continue its operations.

4.   DISTRIBUTION AGREEMENT:

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

     Under the agreement, the Company received cash of approximately $1,631,000 in exchange for accounts receivable with a book value of $427,000, $623,000 of inventory, and $30,000 of equipment, resulting in a $551,000 write off the carrying value of the MacGregor license costs. The purchase price included payment of the revolving line of credit in the amount of $440,000, payment in the amount of $276,000 to satisfy commissions owed to and to settle the exclusive representation agreement with a company which had been marketing the Company's products, $186,000 for the reduction of certain notes payable, and $729,000 for the reduction of certain accounts payable and accrued expenses.

     Roadmaster markets its products (principally bicycles and fitness equipment) under the brand names of Roadmaster and Vitamaster. Roadmaster, through its independent representatives and key account managers, sells its and MacGregor's products to retail sporting good stores and large retailers such as discount stores, department stores and other mass merchant outlets.

 5.  LOSS PER SHARE:

     Loss per share is computed based on the weighted average number of shares actually outstanding. Outstanding warrants, options and convertible preferred stock are not considered in the calculation as they would decrease loss per share.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     INTRODUCTION:

     The Company, through one of its wholly owned subsidiaries MacGregor Sports Products, Inc. ("MSPI") is in the business of marketing and distributing through its exclusive distributor, Roadmaster Corporation (an affiliate of the Registrant) a broad range of athletic products and sporting goods under the MacGregor trademark. CTS is no longer in business as described below.

     There were no revenues during the quarter ended October 31, 1995 due to MacGregor beginning in October 7, 1993 not selling and marketing its products directly, but through Roadmaster. Additionally, CTS ceased its retail operations in the fourth quarter of fiscal year ending July 31, 1995 as management reacted to the changing sporting goods market. As more and more national sporting goods chains entered the local market, it became difficult for CTS to profitably compete.

     RESULTS OF OPERATIONS:

     Effective October 7, 1993, the Company entered into an agreement with Roadmaster Corporation ("RMC") whereby RMC acquired the exclusive rights to distribute MacGregor products, subject to certain worldwide territorial limitations and restrictions setforth in the Company's other licensing agreements. The agreement continues for a period of five years, with an option to renew for an additional five year terms with a minimum annual royalty. The agreement provides that RMC will pay the Company on a quarterly basis percentage royalties on net revenues generated from sales of the MacGregor products with minimum cumulative royalties.

     Under the agreement, the Company received cash of approximately $1,631,000 in exchange for accounts receivable with a book value of $427,000, $623,000 of inventory, and $30,000 of equipment, resulting in a $551,000 write off of the carrying value of the MacGregor license costs. The purchase price included payment of the revolving line of credit in the amount of $440,000, payment in the amount of $276,000 to satisfy commissions owed to and to settle the exclusive representation agreement with a company which had been marketing the Company's products, $361,000 for the reduction of certain notes payable and long-term debt and $554,000 for the reduction of certain accounts payable and accrued expenses.

     There were no revenues for the three months ended October 31, 1995. Revenues from CTS retail operations for the three months ended October 31, 1994 were $158,072.

     Royalty income increased by $20,000 for the quarter ending October 31, 1995 compared to October 31, 1994 as the Company has accrued a larger annual minimum royalty due under the Roadmaster agreement for the current quarter compared to the comparable quarter in the prior year.

     Operating expenses for the quarter ended October 31, 1995 and 1994 were $118,174 and $264,142, respectively. The main reason for the decrease was management's decision to restructure CTS by closing its retail operation.. Additionally, the Company reduced the overhead expenses related to the distribution of MacGregor product due to it no longer marketing and distributing such product.

     Net  loss for first quarter ended October 31, 1995 was  $31,480 compared to
     a loss of $205,317 for the quarter ended October 31, 1994.   The primary
     reasons for the reduction in the net loss was the decrease in the operating expenses of the Company, an increase in the royalty income recorded in the quarter and the gain recognized on certain extinguishment of debt.

     LIQUIDITY AND CAPITAL RESOURCES:

     At October 31, 1995, the Company's current liabilities exceeded its current assets by approximately $1,793,000. As discussed in Note 4 to the financial statements, MacGregor has entered into a distribution agreement with Roadmaster. Under the terms of the distribution agreement, the Company will receive royalties from Roadmaster Corporation, including certain cumulative minimum royalties throughout the term of the agreement. Through October 31, 1995, Roadmaster has paid 1994 and 1995 minimum
     royalties totaling approximately $412,000.   $300,000 of  the proceeds were
     used to terminate the Company's license with MacGregor Golf Company in exchange for its releasing the Company from future minimum royalties of $395,000 and $520,000 for the twelve months ended February 1995 and 1996 respectively. Additionally, proceeds were used to pay quarterly minimum license payments to Equilink under its license agreement and certain trade liabilities of the Company. In connection with the Roadmaster distribution agreement, the Company has established and implemented a program whereby the selling, general and administrative expenses related to the former distribution operations of MSP have been substantially eliminated.

     In December 1994, the Company entered into a letter of potential interest with an affiliate. Under the terms of the letter, as amended in November 1995, the Company will grant the affiliate an option to extend the existing distribution agreement (Note 3) for two additional five-year periods with increased minimum royalty requirements. In addition, the Company will grant the affiliate an option to acquire all of its interests in and to the MacGregor trademark and other related trademarks and rights (the "MacGregor Rights") for a cash payment of $675,000 plus a three-year note representing the then existing present value of the remaining minimum payments under the distribution agreement, including all extensions. Management and the affiliate believe that the foregoing structure recognizes a value for the MacGregor rights at an amount in excess of $4,100,000. In response to the November 1995 amendment to the letter of interest, the Company has reduced the carrying amount of its intangible assets at July 31, 1995 by $500,000. Management intends to use the proceeds of the distribution agreement and sale, should it occur, to pay current obligations and investigate mergers, acquisitions and other potential investment opportunities.

     In August through October 1995, the Company sold 308,000 shares of its stock at an average price of $.59 for proceeds of $181,000 pursuant to prior agreements as follows: Ralph Grills Family Ltd. Partnership, Wayne
     R. Mills, and Bruce Reichert. The average price reflects a modest discount from the then prevailing market price in light of the restricted nature of the shares. MacGregor also recieved $50,000 from a shareholder in exchange for a 10% note. The total proceeds of $231,000 were used to pay certain liabilities of MacGregor, as well as MacGregor's obligation under its license from Equilink.

     In February 1994, the Company issued 344,000 shares of Common Stock to BB&T, Bank of Greenville, CTS' lender ("BB&T") to collateralize $175,000 of BB&T's then outstanding $400,000 line of credit to CTS. In October 1995, BB&T required the Company to cause the shares to be purchased by Equitex's designee at a price of $.50 per share. The proceeds of $172,000 reduced the BB&T indebtedness. In October 1995, the Company agreed to issue 228,677 shares of its Common Stock to CTS,as a capital contribution, and CTS pledged these shares to the bank as collateral for its remaining indebtedness. The shares are to be returned to the Company when the indebtedness is paid in full. If the bank determines to foreclose on the shares, the Company will be required to either register the shares at its expense, or cause the shares to be purchased by Equitex, Inc. or its designee at $1.00 per share.

     It is possible that cash flow from MacGregor's royalties will not provide sufficient cash flow to the Company to pay for its operating and other expenses during fiscal 1996. A prepayment of the minimum royalty payments due from Roadmaster for the remainder of calendar year 1995 has been received in fiscal 1995 to enable MacGregor to pay certain current obligations.

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


ITEM 3            Defaults upon Senior Securities:

                  Not Applicable


ITEM 4            Submission of Matters to a Vote of Security-Holders:

                  None


ITEM 5            Other Informaton:

                  None


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K


                  (A) EXHIBITS

                      NONE

                  (B) REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MACGREGOR SPORTS AND FITNESS, INC.




Date:  December 14, 1995            By: /s/ Michael S. Casazza
                                        -------------------------
                                          Michael S. Casazza
                                          President





Date:  December 14, 1995            By: /s/ Barry S. Hollander
                                        -------------------------
                                          Barry S. Hollander
                                          Chief Financial Officer