Form 10QSB/A
period 1996-01-31
MACGREGOR SPORTS & FITNESS INC
filed 1996-07-03
CIK 867347

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A


(Mark One)
     (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended January 31, 1996
                                              ----------------
                                     OR
     ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                              ------    ------
                       Commission file number 0-19817

                     MACGREGOR SPORTS AND FITNESS, INC.
         ----------------------------------------------------------
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


                               (803) 294-5230
                             ------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
     ---       ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES        NO
    ---       ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,762,425 common shares, par value $ .02 per share, outstanding at March 15, 1996.

                Page 1 of   16  total pages on this document

                     MACGREGOR SPORTS AND FITNESS, INC.

                              AND SUBSIDIARIES








            PART I.        FINANCIAL INFORMATION



            PART II.       OTHER INFORMATION

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       JANUARY 31, 1996 AND JULY 31, 1995

                                     ASSETS



                                                JANUARY 31, 1996        JULY 31, 1995
                                                ----------------        -------------
                                                   (UNAUDITED)
CURRENT ASSETS:
  CASH                                             $   20,566             $    2,846
  TRADE RECEIVABLES, NET OF
    ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $4,000 AT JULY 31, 1995                                        1,329
  INVENTORIES                                                                  6,450
  ROYALTY RECEIVABLE, RELATED PARTY                    77,190
                                                   ----------             ----------
TOTAL CURRENT ASSETS                                   97,756                 10,625
                                                   ----------             ----------
OFFICE FURNITURE AND EQUIPMENT                                                 8,414
LESS ACCUMULATED DEPRECIATION
  AND AMORTIZATION                                                            (6,723)
                                                   ----------             ----------
                                                                               1,691
                                                   ----------             ----------
OTHER ASSETS:
  TRADEMARKS AND LICENSE AGREEMENTS
    NET OF ACCUMULATED AMORTIZATION
    ($2,402,564, JANUARY 31, 1996; $1,099,612
     JULY 31, 1995)                                 2,969,540              4,272,492
                                                   ----------             ----------
                                                   $3,067,296             $4,284,808
                                                   ==========             ==========

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                       JANUARY 31, 1996 AND JULY 31, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           JANUARY 31, 1996        JULY 31, 1995
                                                           ----------------        -------------
                                                              (UNAUDITED)

CURRENT LIABILITIES:
   LINES OF CREDIT                                            $   223,664           $   380,677
   NOTES PAYABLE, SHAREHOLDERS                                                           91,306
   CURRENT PORTION OF LONG-TERM DEBT,
      SHAREHOLDER                                                                        27,000
   INVESTMENT FEES PAYABLE TO RELATED PARTY                                             281,500
   ACCRUED INTEREST AND OTHER, RELATED PARTY                                            379,180
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            5,261               953,013
   DEFERRED ROYALTY REVENUE                                                              64,477
                                                              -----------           -----------
TOTAL CURRENT LIABILITIES                                         228,925             2,177,153
                                                              -----------           -----------
LONG-TERM DEBT, SHAREHOLDER                                                             225,020
                                                              -----------           -----------

CLASS A 10% MANDATORY REDEEMABLE
   CONVERTIBLE PREFERRED STOCK, LIQUIDATION
   PREFERENCE $610,000 PLUS UNPAID DIVIDENDS, IF
   AND WHEN DECLARED; ISSUED AND OUTSTANDING -
   0 SHARES AT JANUARY 31, 1996 AND 610 SHARES
   AT JULY 31, 1995.                                                                    610,000
                                                              -----------           -----------

SHAREHOLDERS' EQUITY:
   CLASS C CONVERTIBLE PREFERRED STOCK,
     LIQUIDATION PREFERENCE OF $1,000 PLUS
     DIVIDEND PREFERENCE OF $70 PER SHARE
     PER YEAR, ISSUED AND OUTSTANDING 0 SHARES
     AT JANUARY 31, 1996 AND 1000 SHARES AT
     JULY 31, 1995.                                                                   1,000,000
   COMMON STOCK, PAR VALUE $.02; AUTHORIZED
     25,000,000 SHARES, ISSUED AND OUTSTANDING
     11,762,425 SHARES AT JANUARY 31, 1996
     AND 8,249,423 SHARES AT JULY 31, 1995                        235,247               164,988
   ADDITIONAL PAID-IN CAPITAL                                  11,378,359             7,397,429
   WARRANTS                                                         3,588                 3,588
   DEFICIT                                                     (8,778,823)           (7,293,370)
                                                              -----------           -----------
                                                                2,838,371             1,272,635
                                                              -----------           -----------
                                                              $ 3,067,296           $ 4,284,808
                                                              ===========           ===========



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

                                  (UNAUDITED)

                                       THREE MONTHS        THREE MONTHS
                                           ENDED               ENDED
                                     JANUARY 31, 1996     JANUARY 31, 1995
                                    -----------------     ----------------
SALES                                     $                     $  162,447
COST OF SALES                                                       90,365
                                         ------------           ----------

GROSS PROFIT                                                        72,082
                                         ------------           ----------
ROYALTY INCOME:
  RELATED PARTY                                71,667               50,000
                                         ------------           ----------
OPERATING EXPENSES:
  GENERAL AND ADMINISTRATIVE                  335,816               41,933
  DEPRECIATION AND AMORTIZATION                51,899               75,000
  WRITE DOWN OF TRADEMARK COSTS
   (NOTE 4)                                 1,200,000
                                         ------------           ----------

                                            1,587,715               16,933
                                         ------------           ----------
OPERATING INCOME (LOSS)                    (1,516,048)               5,149
                                         ------------           ----------
OTHER INCOME (EXPENSE):
  INTEREST EXPENSE:
    RELATED PARTY                             (16,031)             (29,114)
    OTHER                                      (2,833)              (9,029)
  OTHER                                        (4,295)
                                         ------------           ----------

                                              (23,159)             (38,143)
                                         ------------           ----------

LOSS BEFORE EXTRAORDINARY ITEM             (1,539,207)             (32,994)
                                         ------------           ----------

EXTRAORDINARY ITEM, GAIN FROM
  EXTINGUISHMENT OF DEBT                       85,234
                                         ------------           ----------

NET LOSS                                  $(1,453,973)          $  (32,994)
                                         ============           ==========
LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM                      $      (.17)          $     (.01)
                                         ============           ==========
LOSS PER COMMON SHARE                     $      (.16)          $     (.01)
                                         ============           ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                             8,979,824            8,249,423
                                         ============           ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JANUARY 31, 1996 AND 1995

                                  (UNAUDITED)

                                                   SIX MONTHS             SIX MONTHS
                                                     ENDED                  ENDED
                                                JANUARY 31, 1996       JANUARY 31, 1995
                                                ----------------       ----------------
SALES                                             $                       $  320,519
COST OF SALES                                                                216,792
                                                  -----------             ----------
GROSS PROFIT                                                                 103,727
                                                  -----------             ----------
ROYALTY INCOME:
  RELATED PARTY                                       141,667                100,000
                                                  -----------             ----------
OPERATING EXPENSES:
  GENERAL AND ADMINISTRATIVE                          402,091                231,075
  DEPRECIATION AND AMORTIZATION                       103,798                150,000
  WRITE DOWN OF TRADEMARK COSTS (NOTE 4)            1,200,000
                                                  -----------             ----------
                                                    1,705,889                381,075
                                                  -----------             ----------
OPERATING INCOME (LOSS)                            (1,564,222)              (177,348)
                                                  -----------             ----------
OTHER INCOME (EXPENSE):
  INTEREST EXPENSE:
    RELATED PARTY                                     (32,037)               (54,295)
    OTHER                                              (9,738)               (19,642)
  OTHER                                                   757                 12,974
                                                  -----------             ----------
                                                      (41,018)               (60,963)
                                                  -----------             ----------
LOSS BEFORE EXTRAORDINARY ITEM                     (1,605,240)              (238,311)
                                                  -----------             ----------
EXTRAORDINARY ITEM, GAIN FROM
  EXTINGUISHMENT OF DEBT                              119,787
                                                  -----------             ----------
NET LOSS                                          $(1,485,453)            $ (238,311)
                                                  ===========             ==========
LOSS PER COMMON SHARE: BEFORE
  EXTRAORDINARY ITEM                              $      (.18)            $
                                                  ===========             ==========
LOSS PER COMMON SHARE:                            $      (.17)            $     (.03)
                                                  ===========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES            8,700,957              8,090,256
                                                  ===========             ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       MACGREGOR SPORTS AND FITNESS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 1996 AND 1995

                                  (UNAUDITED)

                                                                SIX MONTHS         SIX MONTHS
                                                                   ENDED              ENDED
                                                             JANUARY 31, 1996    JANUARY 31, 1995
                                                             ----------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ (443,266)        $  (5,978)
                                                                ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET PAYMENTS UNDER REVOLVING CREDIT AGREEMENTS                  (157,013)          (20,000)
  PROCEEDS FROM ISSUANCE OF SHARES OF COMMON STOCK                 617,999
  PROCEEDS FROM ISSUANCE OF NOTE PAYABLE, SHAREHOLDER              160,000
  PAYMENTS TO NOTES PAYABLE, SHAREHOLDER                          (160,000)
  INCREASE (DECREASE) IN BANK OVERDRAFT                                               (3,874)
                                                                ----------         ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                460,986           (23,874)
                                                                ----------         ---------
INCREASE (DECREASE) IN CASH                                         17,720           (29,852)
                                                                ----------         ---------
CASH, BEGINNING OF PERIOD                                            2,846            35,738
                                                                ----------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   20,566         $   5,886
                                                                ----------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  CASH PAID DURING THE PERIOD FOR INTEREST                      $   15,026         $   8,258
  CASH PAID DURING THE PERIOD FOR INCOME TAXES                                        12,500
                                                                ----------         ---------
                                                                $   15,026         $  20,758
                                                                ==========         =========

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

  DURING THE QUARTER ENDED JANUARY 31, 1996, DIVIDENDS OF
    $264,634 WERE DECLARED ON THE CLASS A MANDATORY
    REDEEMABLE CONVERTIBLE PREFERRED STOCK AND THE
    OUTSTANDING 610 SHARES OF CLASS A PREFERRED STOCK AND
    CUMULATIVE DIVIDENDS (TOTAL LIQUIDATION PREFERENCE OF
    $874,634) WERE CONVERTED TO 342,343 SHARES OF THE
    COMPANY'S COMMON STOCK.  THE PREFERRED STOCK WAS
    CONVERTED AT THE PRESCRIBED CONVERSION RATE OF 272
    SHARES OF COMMON STOCK TO 1 SHARE OF PREFERRED STOCK
    RESULTING IN 165,920 SHARES OF COMMON STOCK.  THE
    CUMULATIVE DIVIDENDS WERE CONVERTED AT AN AGREED-
    UPON VALUE OF $1.50 PER SHARE OF COMMON STOCK RESULTING
    IN 261,016 SHARES OF COMMON STOCK.

  DURING THE QUARTER ENDED JANUARY 31, 1996, $1,781,134
    LIABILITIES WERE CONVERTED TO 1,371,963 SHARES OF
    COMMON STOCK (NOTE 8)


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       SIX MONTHS ENDED JANUARY 31, 1996
                                  (Unaudited)

                                              Class C                               Additions
                                          preferred stock        Common Stock        paid-in
                                         Shares     Amount     Shares     Amount     Capital     Warrants     Deficit      Total
                                         ------     ------     ------     ------     -------     --------     -------      -----
Balance, July 31, 1995                   1,000    $1,000,000  $8,249,423 $164,988   7,397,429     $3,588    $(7,293,370)  1,272,635

Common stock issues as collateral
  for line of credit                                             228,667    4,573      (4,573)

Common stock issued in conversion of
  notes payable shareholders                                      42,056      841      41,215                                42,056

Common stock issued in conversion
  of Class C convertible
  preferred stock                       (1,000)   (1,000,000)  1,000,000   20,000     980,000

Common stock issued in conversion
  of Class A redeemeble convertible
  preferred stock                                                165,920    3,318     606,682                               610,OOO

Class A dividends declared                                                           (264,634)                             (264,634)

Common stock issued in payment
  of $852,029 accounts payable and
  accrued expenses $346,535  accrued                             176,423    3,528     261,106                              (264,634)
  interest and other retained parties,
  $281,500 investment form related
  party, $252,020 long-term debt
  shareholder, $49,250 notes payable
  shareholders (Note 8).                                       1,371,936   27,439   1,753,695                             1,781,134


Common stock sold at:
  200,000 shares at $.50                                         200,000    4,000      96,000                               100,000
  128,000 shares at $.75                                         128,000    2,560      93,440                                96,000
  200,000 shares at $1.25                                        200,000    4,000     246,000                               250,000

Sale of previously issued common stock
 (344,000 shares)                                                                     172,000                               172,000

Net Loss                                                                                                     (1,485,453) (1,485,453)
                                        ------      --------  ---------- -------- -----------  ---------    ------------ ----------
Balance, January 31, 1996                    0             0  11,762,425 $235,247 $11,378,360  $   3,588    $(8,778,823) $2,838,372
                                        ======      ========  ========== ======== ===========  =========    ============ ==========


                      MACGREGOR SPORTS AND FITNESS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SIX MONTHS ENDED
                          JANUARY 31, 1996 AND 1995
                                 (UNAUDITED)



1.      THE INTERIM FINANCIAL STATEMENTS:


        MacGregor Sports and Fitness, Inc. (the "Company" or "MSF"), through its wholly-owned subsidiary, MacGregor Sports Product, Inc. ("MSP") owns the worldwide rights to the use of the MacGregor name for a broad range of sports. Roadmaster Corporation (an affiliate of the Company), through a distribution agreement, markets these recreational and fitness products. Carolina Team Sports ("CTS") is also a wholly-owned subsidiary. CTS had no significant operations during the six months ended January 31, 1996.

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

2.      ORGANIZATION

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

        c. The Company may not have more than 12,000,000 million shares of common stock outstanding. Included in this amount would be any shares subject to an option or warrant with exercise prices of less than $1.00 per share. The Company may not have more than 2,100,000 outstanding warrants and options.

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

7.      EXTRAORDINARY ITEM:

        During the six months ended January 31, 1996, the Company settled certain trade payables and accrued expenses related to the Company's former CTS operations and realized a gain on debt extinguishment of $119,787.

8. During the quarter ended January 31, 1996, the following liabilities were converted to 1,371,963 shares of common stock at an agreed-upon value of $1.30 per share:


             Accounts payable and accrued expenses         $  852,828
             Accrued interest and other, related parties      345,535
             Investment fees payable to related party         281,500
             Long-term debt, shareholder                      252,020
             Notes payable shareholders                        49,250
                                                           ----------
                                                           $1,781,133
                                                           ==========

9.      SUBSEQUENT EVENT:

        During March 1996, the Company finalized an agreement to issue a consultant warrants to acquire 200,000 shares of the Company's common stock in return for services provided to the Company. The exercise price of the warrants was, in the aggregate, $200,000 below the trading price of the Company's common stock on the date of issue of approximately $3.00 per share. As a result of this transaction, the Company recognized an expense of $200,000 during the month of March 1996.

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

      There were no sales revenues during the three and six months ended January 31, 1996 because the Company had ceased selling products and all revenues were derived from a royalty agreement with RMC.

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

      There were no sales revenue for the three and six months ended January 31, 1996. Revenues from CTS retail operations for the three and six months ended January 31, 1995 were $162,447 and $320,519, respectively.

      Royalty income increased by $21,667 and $41,667 for the three and six months ending January 31, 1996 compared with January 31, 1995 as the Company earned a larger minimum royalty under the Roadmaster agreement for the current quarter compared with the comparable periods in the prior year.

      Operating expenses for the quarter ended January 31, 1996 and 1995 were $1,587,715 and $116,933, respectively. Operating expenses for the six months ended January 31, 1996 were $1,705,889 compared with $381,075 for the six months ended January 31, 1995. The main reasons for the increases were as further described in liquidity and capital resources that the Company wrote down its trademark and license agreement by $1,200,000, accrued certain expenses related to the sale of its MacGregor Rights and expensed the office rent due for the remainder of its lease.

      Net loss for quarter ended January 31,1996 was $1,453,973 compared with a loss of $32,994 for the quarter ended January 31, 1995. Net loss for the six months ended January 31, 1996 was $1,485,453 compared with $238,311 for the six months ended January 31, 1995. The main reasons for the increase in the losses were the write-down of the trademark costs of $1,200,000 and the costs recorded to conclude the sale of the MacGregor Rights. This was partially offset by gains realized on certain extinguishment of debt.

    - LIQUIDITY AND CAPITAL RESOURCES:

      At January 31, 1996, the Company's current liabilities exceeded its current assets by approximately $131,000. As discussed in Note 5 to the financial statements, MacGregor has entered into a distribution agreement with Roadmaster. However, the level of cash flow from the royalties under the distribution agreement does not provide assurance of an ongoing basis that the Company will have sufficient cash flow to pay for its operating and other expenses. Additionally, it does not provide a capital base for the Company to engage in other business opportunities. Under the terms of the definitive agreement for the Company to sell its MacGregor Rights, as further discussed in Note 4, the Company will receive $1.0 million in cash at closing and a $1,910,000 note, payable in twelve equal installments. This transaction will enable the Company to meet the conditions necessary to effect the merger as described in Note 3 to the financial statements. As a result of the agreement to sell the MacGregor Rights, the Company has reduced the carrying amount of its intangible assets by $1,200,000.

      From August 1995 through January 1996, the Company sold 528,000 shares of its stock at prices from $.50 to $1.25 for proceeds of $446,000 pursuant to prior agreements as follows: Ralph Grills Family Ltd. Partnership, Wayne R. Mills, and Bruce Reichert. The average price reflects a modest discount from the then prevailing market price in light of the restricted nature of the shares. MacGregor also received $50,000 from a shareholder in exchange for a 10% note. The total proceeds of $231,000 were used to pay certain liabilities of MacGregor, as well as MacGregor's obligation under its license from Equilink. The Company also received $160,000 from a shareholder in exchange for a 10% note. The total proceeds of $606,000 were used to repay the $160,000 shareholder note and certain liabilities of the Company, as well as to fulfill the Company's obligation under its license from Equilink.

      In February 1994, the Company issued 344,000 shares of Common Stock to BB&T of Greenville, CTS' lender ("BB&T") to collateralize $175,000 of BB&T's then outstanding $400,000 line of credit to CTS. In October 1995, BB&T required the Company to cause the shares to be purchased by Equitex's designee at a price of $.50 per share. The proceeds of $172,000 reduced the BB&T indebtedness. In October 1995, the Company agreed to issue 228,677 shares of its Common Stock to CTS as a capital contribution, and CTS pledged these shares to the bank as collateral for its remaining indebtedness. In February 1996, BB&T required the Company to cause the shares to be purchased by Equitex's designee. Proceeds of $230,786 were used to pay off in full the remaining indebtedness.

      As disclosed in the Company's statement of cash flow for the six months ended January 31, 1996, the Class A preferred stock, the Class C preferred stock and certain other liabilities were converted to the Company's common stock.

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



                                    MACGREGOR SPORTS AND FITNESS, INC.




Date: March 15, 1996                By: /s/Michael S. Casazza
                                        -------------------------
                                        Michael S. Casazza
                                        President





Date: March 15, 1996                By: /s/Barry S. Hollander
                                        -------------------------
                                        Barry S. Hollander
                                        Chief Financial Officer