Form 10QSB/A
period 1996-04-30
MACGREGOR SPORTS & FITNESS INC
filed 1996-07-03
CIK 867347

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

         Royalty income decreased by $76,665 and $34,998 for the three and nine months ending April 30, 1996 compared with April 30, 1995 as the Company did not record the minimum royalty under the Roadmaster agreement in the current quarter. MacGregor did not record the royalties because the Hutch transaction was considered by the parties, and, pursuant to APB 16, has been accounted for, as completed effective as of the date of the Hutch agreement was signed, January 31, 1996, and therefore no further royalties would accrue after that date.

         Operating expenses for the three months ended April 30, 1996 and 1995 were $1,459,109 and $194,236, respectively. Operating expenses for the nine months ended April 30, 1996 were $3,164,998 compared with $575,311 for the nine months ended April 30, 1995.

         The main reasons for the increase in the comparable quarters ended April 30 were that in 1996, MacGregor issued 595,200 warrants to acquire 595,200 shares of the Company's common stock. The exercise prices of such warrants were $695,200 in the aggregate which was approximately $1,090,400 below the trading price of the Company's common stock. The Company recognized this amount as an expense of financial consulting and other services provided the Company in connection with the Merger as further described in Note 3 to its financial statements for the period. The increase is also attributable to the facts that MacGregor) accrued the remainder of office rent ($134,159) due for its lease through March 31, 1998, and incurred) additional accounting and legal services of approximately $98,000.

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