Form 10QSB
period 1996-06-30
INTRANET SOLUTIONS INC
filed 1996-08-14
CIK 867347

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission  file number                        0-19817
                                   --------------------------------

                            INTRANET SOLUTIONS, INC.
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)

          Minnesota                                       41-1652566
- --------------------------------       ------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

         9625 West 76th Street, Suite 150, Eden Prairie, Minnesota 55344
- -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 903-2000
- -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                       MacGregor Sports and Fitness, Inc.
              8100 White Horse Road, Greensville, SC 29611, July 31
- -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              X             No
             -----------              ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 9, 1996 there were 29,762,425 shares of common stock, $0.01 par value outstanding.



                            INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                                  June 30, 1996

Part I   Financial Information


Item 1.  Financial Statements
         Consolidated Balance Sheets -
           June 30, 1996 and March 31, 1996                                   3


         Consolidated Statements of Operations -
           for the three months ended June 30, 1996 and 1995                  4


         Consolidated Statements of Cash Flows -
           for the three months ended June 30, 1996 and 1995                  5


         Notes to Consolidated
           Financial Statements                                               6


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                         8


Part II: Other Information


Item 6:  Exhibits and Reports on Form 8-K                                    12


                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
         (SEE NOTE 3 REGARDING REVERSE MERGER COMPLETED JULY 31, 1996)

                                                  JUNE 30,     MARCH 31,
                                                    1996         1996
                                               -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                         $   146,407    $    37,513
  Accounts receivable, net                       2,933,557      3,102,394
  Inventories                                      510,079        324,523
  Prepaid expenses and other current assets        654,374        418,438
                                               -----------    -----------
    Total current assets                         4,244,417      3,882,868

PROPERTY AND EQUIPMENT, NET                      1,683,876      1,539,318
INTANGIBLE ASSETS, NET                             273,025        290,680
                                               -----------    -----------

                                               $ 6,201,318    $ 5,712,866
                                               ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Revolving credit facility                    $ 1,488,644    $ 1,108,098
  Convertible promissory notes                     550,000        550,000
  Current portion of long-term debt                127,496        127,496
  Current portion of capital lease obligations     163,223        148,045
  Current portion of stock redemption payable        9,500          9,500
  Accounts payable                               3,223,503      2,701,244
  Sales tax payable                                 42,236         68,147
  Accrued expenses                                 186,247        247,105
                                               -----------    -----------
    Total current liabilities                    5,790,849      4,959,635

DEFERRED INCOME TAXES                               38,000         38,000
STOCK REDEMPTION PAYABLE                            30,608         30,008
LONG-TERM DEBT, NET OF CURRENT PORTION              83,342        108,341
CAPITAL LEASE OBLIGATIONS, NET OF
  CURRENT PORTION                                  535,589        598,065
                                               -----------    -----------

    Total liabilities                            6,478,388      5,734,049
                                               -----------    -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock,$.001 par value,100,000,000
    shares authorized, 10,053,422 shares
    issued and outstanding                          10,053         10,000
  Additional paid-in capital                        35,976          7,289
  Retained earnings (deficit)                     (308,113)       (22,265)
  Unearned compensation                            (14,986)       (16,207)
                                               -----------    -----------

    Total stockholders' equity (deficiency)       (277,070)       (21,183)
                                               -----------    -----------

                                               $ 6,201,318    $ 5,712,866
                                               ===========    ===========



                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
          (SEE NOTE 3 REGARDING REVERSE MERGER COMPLETED JULY 31, 1996)

                                                   THREE MONTHS    THREE MONTHS
                                                      ENDED            ENDED
                                                     JUNE 30,         JUNE 30,
                                                       1996            1995
                                                   ------------    ------------
REVENUES:
       Hardware integration                        $  2,391,762    $  1,426,883
       Software, technical services and support       1,102,957       1,142,144
       Distribution services                            686,215         282,216
                                                   ------------    ------------
         Total revenues                               4,180,934       2,851,243
                                                   ------------    ------------

COST OF REVENUES:
       Hardware integration                           2,000,661       1,187,365
       Software, technical services and support         748,468         675,174
       Distribution services                            514,876         197,783
                                                   ------------    ------------
         Total cost of revenues                       3,264,005       2,060,322
                                                   ------------    ------------

         Gross profit                                   916,929         790,921

OPERATING EXPENSES:
       Sales and marketing                              582,349         354,301
       General and administrative                       408,065         289,274
       Research and development                         258,080         117,734
       Depreciation and amortization                     56,110          31,636
                                                   ------------    ------------
         Total operating expenses                     1,304,604         792,945
                                                   ------------    ------------

         Income (loss) from operations                 (387,675)         (2,024)

INTEREST EXPENSE                                        (48,173)        (27,737)
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                               (435,848)        (29,761)

         Provision for (benefit of) income taxes       (150,000)              0
                                                   ------------    ------------

NET LOSS                                           ($   285,848)   ($    29,761)
                                                   ============    ============

NET LOSS PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT                      ($      0.01)   ($      0.00)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (NOTE 2)                                29,406,063      29,406,063
                                                   ============    ============


                    INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          (SEE NOTE 3 REGARDING REVERSE MERGER COMPLETED JULY 31, 1996)

                                                         THREE MONTHS  THREE MONTHS
                                                             ENDED        ENDED
                                                            JUNE 30,     JUNE 30,
                                                              1996         1995
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                            ($285,848)   ($ 29,761)
        Adjustments to reconcile net income to
         cash flows from operating activities -
        Depreciation and amortization                        107,031       68,545
        Stock option compensation earned                       1,221            0
        Changes in operating assets and liabilities          182,835     (310,443)
                                                           ---------    ---------

         Cash flows from operating activities                  5,239     (271,659)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                            (233,934)     (88,395)
                                                           ---------    ---------

         Cash flows from investing activities               (233,934)     (88,395)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACITIVITES:
       Net  advances from line of credit                     380,546      408,005
       Payments on long-term debt                            (24,999)     (16,666)
       Payments on capital leases                            (47,298)     (25,248)
       Issuance of common stock                             29,340            0
                                                           ---------    ---------

         Cash flows from financing activities                337,589      366,091
                                                           ---------    ---------

NET INCREASE IN CASH                                         108,894        6,037

CASH, BEGINNING OF PERIOD                                     37,513        9,239
                                                           ---------    ---------

CASH, END OF PERIOD                                        $ 146,407    $  15,276
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
       Cash paid for interest                              $  86,045    $  50,367
       Cash paid for income taxes                          $       0    $     750

DETAIL OF CHANGES IN OPERATING
  ASSETS AND LIABILITIES:
       Accounts receivable                                 $ 168,837    $  44,540
       Inventories                                          (185,556)      82,000
       Other current assets                                 (235,936)      18,913
       Accounts payable                                      522,259     (370,696)
       Accrued expenses                                      (86,769)     (85,200)
                                                           ---------    ---------
         Net changes in operating assets and liabilities   $ 182,835    ($310,443)
                                                           =========    =========



                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's proxy statement dated July 5, 1996 issued in connection with a special meeting of the shareholders of the company (formerly known as MacGregor Sports and Fitness Inc.) for the year ended March 31, 1996. The financial statements presented are those of the surviving entity from the reverse merger (see note 3). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

(2)  LOSS PER COMMON SHARE

Primary and fully diluted income per common share are determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effects of options and warrants which are assumed to be exercised or converted into common shares at the beginning of the period. Common stock equivalents have not been included in the calculation of loss per common share because the effects would have been anti-dilutive. Primary and fully diluted loss per share are the same for the periods presented. The effects of reverse merger (see note 3) have been retroactively applied.

(3) REVERSE MERGER

On July 31, 1996, the Company's predecessor, MacGregor Sports and Fitness, Inc. ("MSF"), and IntraNet Integration Group, Inc., a Minnesota corporation (formerly known as Technical Publishing Solution, Inc.) (IIGI) closed on their previously announced tax-free reorganization pursuant to which IIGI became a wholly-owned subsidiary of the Registrant and the Registrant subsequently changed its name to IntraNet Solutions, Inc. ("IntraNet Solutions"). The transaction was accomplished through a tax-free reverse subsidiary merger whereby IntraNet merged with and into MG Acquisition Subsidiary, Inc. ("MG"), a wholly-owned subsidiary of MSF, with IntraNet as the surviving corporation pursuant to such merger.



The financial statements presented in this 10-QSB are those of the surviving entity from the reverse merger. The following unaudited pro forma consolidated balance sheet presents the financial position of the company as if the above mentioned transaction had occurred as of June 30, 1996.


                                 (IN THOUSANDS)

                                         IIGI        MSF      PRO FORMA
                ASSETS                 HISTORICAL HISTORICAL ADJUSTMENTS        PRO FORMA
Current assets                          $ 4,244    $ 3,000    ($250)   (B)       $ 6,994

Property and equipment, net               1,684                                    1,684
Intangible assets, net                      273                                      273
                                        -------    -------    -------            -------
                                        $ 6,201    $ 3,000    ($250)             $ 8,951
                                        =======    =======    =======            =======

LIABILITIES AND STOCKHOLDERS'S EQUITY
Current liabilities                       5,790    $     0    ($550)   (A)       $ 5,240
Long-term liabilities                       689          0                           688
                                        -------    -------    -------            -------
                                          6,478          0    ($550)               5,928

                                                     3,000      550    (A)
Stockholder's equity                       (277)               (250)   (B)         3,023
                                        -------    -------    -------            -------

                                        $ 6,201    $ 3,000    ($250)             $ 8,951
                                        =======    =======    =======            =======

Pro forma adjustments to reflect:

(A) Conversion of promissory notes to common stock.

(B) Estimated legal, accounting and banking fees and other costs of the transaction.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On July 31, 1996, the Company's predecessor, MacGregor Sports and Fitness, Inc. ("MSF"), and IntraNet Integration Group, Inc., a Minnesota corporation (formerly known as Technical Publishing Solutions, Inc.) ("IIGI") closed on their previously announced tax-free reorganization pursuant to which IIGI became a wholly-owned subsidiary of the Registrant and the Registrant subsequently changed its name to IntraNet Solutions, Inc. ("IntraNet Solutions"). The transaction was accomplished through a tax-free reverse subsidiary merger whereby IIGI merged with and into MG Acquisition Subsidiary, Inc. ("MG"), a wholly-owned subsidiary of MSF, with IntraNet as the surviving corporation pursuant to such merger.

IntraNet Solutions, is a Minnesota based technology company focused on assisting large companies in designing and implementing open, integrated solutions for managing and distributing business-critical information across and outside their enterprises. In addition to its principal executive offices in Minneapolis, Minnesota, IntraNet Solutions has sales offices in Boston, Denver, Milwaukee and Phoenix and independent sales representation in Atlanta and distribution group facilities in Minneapolis, Boston, and Denver.

The Company is divided into three distinct business groups including: (1) IntraNet Integration Group (providing open, client-server products to assist companies in managing their intellectual capital, including hardware and software products, as well as installation, support, and educational services);
(2) IntraNet Distribution Group (offering customers various services for off-site electronic document warehousing, electronic demand publishing and multiple methods of digital distribution of information); and (3) IntraNet Professional Services Group (providing assistance with product development, project management, and customized software applications).


             RESULTS OF OPERATIONS FOR THE QUARTER END JUNE 30, 1995
                    COMPARED TO THE QUARTER END JUNE 30, 1996


             REVENUES. Total revenues increased to $4.2 million in 1996 from $2.9 million in 1995, or $1.3 million (46.6%). This increase related primarily to increases in hardware integration of $1.0 million ($1.4 million in 1995 compared to $2.4 million in 1996) and distribution services $400,000 ($300,000 in 1995 and $700,000 in 1996). The Company's software, technical and support revenues declined slightly, primarily due to a focus on development of proprietary software products.

             COST OF REVENUES. Cost of hardware integration revenues was $1.2 million in 1995 and $2.0 million in 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 83.2% in 1995 compared to 83.7% in 1996.

             Cost of software, technical services, and support revenues was $700,000 in 1995 and 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 59.1% in 1995 compared to 67.9% in 1996. Lower margins on software, technical services and support were primarily due to competitive pricing on non-custom software products and lower technical service billings.

             Cost of distribution services revenue were $200,000 in 1995 compared to $500,000 in 1996. Cost of distribution services revenues as a percent of distribution services revenue were 70.1% in 1995 compared to 75.0% in 1996. Lower margins on distribution services were primarily due to large fixed costs associated with additional high speed laser printing devices and expansion costs related to the opening of locations in Denver and Boston.

             OPERATING EXPENSES:

             SALES AND MARKETING. Sales and marketing expenses were $400,000 in 1995 compared to $600,000 in 1996. Sales and Marketing expenses as a percent of total revenues were 12.4% in 1995 compared to 13.9% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

             GENERAL ADMINISTRATIVE. General and administrative expenses increased by $100,000 from $300,000 in 1995 compared to $400,000 in 1996.
General and administrative expenses as a percent of total revenue were 10.2% in 1995 compared to 9.8% in 1996.

             RESEARCH AND DEVELOPMENT. Research and development expenses were $100,000 in 1995 compared to $300,000 in 1996. Research and development expenses as a percent of total revenue were 4.1% in 1995 and 6.2% in 1996. Total research and development expenses increased $200,000 in 1996 compared to 1995 due to a focus on development of proprietary software products.

             LIQUIDITY AND CAPITAL RESOURCES. Since its inception and prior to the merger (see financial statement note 3), the Company has funded its operations primarily through revolving working capital and term loans through banking institutions and capital equipment leases. In December 1995, the company issued $550,000 of unsecured convertible notes to a limited number of accredited investors. The unsecured notes accrued interest rate of 10%, and were converted into common stock on July 31, 1996.

             As of June 30, 1996 the Company had cash and cash equivalents of $146,407. Net cash used in operating activities for the quarter ended June 30, 1995 was $272,000 compared to net cash provided by operations for the quarter ended June 30, 1996 of $5,000. Capital expenditures for the quarters ended June 30, 1995 and 1996, including equipment financed with capital lease obligations, were $88,000 and $234,000 respectively.

             The Company's revolving working capital line of credit allows for borrowings of up to $1.5 million based on available collateral at the bank's base lending rate plus 2.5%. At June 30, 1996, the Company had advances of $1.5 million, which are due on demand. At June 30, 1996, the Company also had a term loan outstanding in the amount of $183,338. The term loan requires monthly principal payments of $8,333 plus interest at the bank's base lending rate plus 2.5%. At June 30, 1996 the Company also had a demand note payable to its majority stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

             The Company acquired a substantial portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $19,556 and carry interest rates between 14.6% and 16.6%.

             The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

             The Company believes that the approximately $3.0 million in gross proceeds derived from the reverse merger with MacGregor Sports and Fitness, Inc., along with its existing line of credit, will meet only its immediate anticipated needs for working capital and capital expenditures. The company plans to expand its distribution group concept to regional centers throughout the United States over the next three years. The Company also plans to evaluate several potential acquisitions, primarily in complimentary software development areas, which it believes are necessary to expand its presence in the document management marketplace. Future financings, if needed to pursue such short-term objectives, may result in dilution to holders of Common Stock. It is anticipated that funds required for future acquisitions and expansion will be provided from operating cash flow, the proceeds expected from future debt or equity financings and proceeds from future borrowings. However, there can be no assurance that suitable acquisitions candidates will be identified by the Company in the future, that suitable financing for any such acquisitions or expansion can be obtained by the Company or that any such acquisitions or expansions will occur.




             SECURITIES LITIGATION REFORM ACT.

             Except for the historical information contained herein, certain matters discussed in this quarterly report are forward-looking statements which involve risks and uncertainties, including, but no limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

             Therefore, if, for any reason, the Company's planned operations require more capital than anticipated, revenues do not increase as planned, or operating income is less than planned, the Company may need additional financing in order to maintain its operations. There can be no assurances that the Company would be able to obtain any such required financing, if and when needed, or that such financing, if obtained, would be on terms and conditions favorable or acceptable, to the Company.




                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        None

ITEM 5. OTHER INFORMATION.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    Exhibit 27 - Financial Data Schedule

(b) Report on Form


For the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  INTRANET SOLUTIONS, INC.
                                  (the "Registrant" or "Company")

Dated August 13, 1996              By:  /s/ Robert F. Olson
                                        ---------------------------------------
                                        Robert F. Olson

                                  Its:  Chief Executive Officer
                                        ---------------------------------------
                                        (Principal Executive Officer)


Dated August 13, 1996              By:  /s/ Jeffrey J. Sjobeck
                                        ---------------------------------------
                                        Jeffrey J. Sjobeck

                                  Its:  Chief Financial Officer
                                        ---------------------------------------
                                        (Principal Financial Officer)