Form 10QSB
period 1996-09-30
INTRANET SOLUTIONS INC
filed 1996-11-14
CIK 867347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .
                               ---------    ----------

Commission  file number  0-19817
                       ---------------
                          INTRANET SOLUTIONS, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Chapter)

         Minnesota                                           41-1652566
-----------------------------------                 ---------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

      9625 West 76th Street, Suite 150, Eden Prairie, Minnesota  55344
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (612) 903-2000
--------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, If Changed
                             Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes                No      X
      --------          --------


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 1996 there were 7,440,606 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                               Form 10-QSB Index
                               September 30, 1996


Part I    Financial Information


Item 1.   Financial Statements
          Consolidated Balance Sheets -
            September 30,1996 and March 31,1996                      3


          Consolidated Statements of Operations -
            for the three and six months ended
            September 30, 1996 and 1995                              4


          Consolidated Statements of Cash Flows -
            for the three and six months ended
            September 30, 1996 and 1995                              5


          Notes to Consolidated                                      6
            Financial Statements


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               7


Part II:  Other Information

Item 4:   Submission of Matters to a Vote of Security Holders       11

Item 6:   Exhibits and Reports on Form 8-K                          12

                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                     ASSETS

                                                                          September 30,                    March 31,
                                                                               1996                          1996
                                                                       ---------------                  ---------------
Current assets:
   Cash                                                                        $10,150                          $37,513
   Accounts receivable, net                                                  2,969,945                        3,102,394
   Note receivable                                                           1,759,935                                0
   Income taxes receivable                                                     573,579                           70,000
   Inventories                                                                 320,123                          324,523
   Prepaid expenses and other current assets                                   342,850                          348,438
                                                                       ---------------                  ---------------
     Total current assets                                                    5,976,582                        3,882,868

PROPERTY AND EQUIPMENT, NET                                                  1,774,093                        1,539,318
INTANGIBLE ASSETS, NET                                                         255,369                          290,680
                                                                       ---------------                  ---------------

                                                                            $8,006,044                       $5,712,866
                                                                       ===============                  ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Revolving credit facility                                                $1,196,185                       $1,108,098
   Convertible promissory notes                                                      0                          550,000
   Current portion of long-term debt                                           339,580                          127,496
   Current portion of capital lease obligations                                161,185                          148,045
   Current portion of stock redemption payable                                   9,500                            9,500
   Accounts payable                                                          2,887,698                        2,701,244
   Sales tax payable                                                            64,503                           68,147
   Accrued expenses                                                            164,623                          247,105
                                                                       ---------------                  ---------------
     Total current liabilities                                               4,823,274                        4,959,635

DEFERRED INCOME TAXES                                                           38,000                           38,000
STOCK REDEMPTION PAYABLE                                                        21,208                           30,008
LONG-TERM DEBT, NET OF CURRENT PORTION                                         367,770                          108,341
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                              499,716                          598,065
                                                                       ---------------                  ---------------

     Total liabilities                                                       5,749,968                        5,734,049
                                                                       ---------------                  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.01 par value, 12,500,000 shares authorized,
     7,440,606 and 10,000,000 issued and outstanding, respectively              74,406                           10,000
   Additional paid-in capital                                                3,134,889                            7,289
   Retained earnings (deficit)                                                (939,454)                         (22,265)
   Unearned compensation                                                       (13,765)                         (16,207)
                                                                       ---------------                  ---------------

     Total stockholders' equity (deficiency)                                 2,256,076                          (21,183)
                                                                       ---------------                  ---------------

                                                                            $8,006,044                       $5,712,866
                                                                       ===============                  ===============

                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS                          SIX MONTHS
                                                                     ENDED                                ENDED
                                                       ----------------------------------   -----------------------------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             1996               1995              1996               1995
                                                       ----------------  ----------------   ----------------   ----------------
REVENUES:
   Hardware integration                                      $2,248,025        $1,705,337         $4,639,787         $3,132,220
   Software, technical services and support                   1,135,624         1,144,803          2,238,581          2,286,946
   Distribution services                                        690,149           311,367          1,376,364            593,583
                                                       ----------------  ----------------   ----------------   ----------------
     Total revenues                                           4,073,798         3,161,507          8,254,732          6,012,749
                                                       ----------------  ----------------   ----------------   ----------------

COST OF REVENUES:
   Hardware integration                                       1,858,218         1,381,362          3,858,879          2,568,725
   Software, technical services and support                     700,265           728,874          1,448,733          1,404,048
   Distribution services                                        549,150           193,432          1,064,026            391,216
                                                       ----------------  ----------------   ----------------   ----------------
     Total cost of revenues                                   3,107,633         2,303,668          6,371,638          4,363,989
                                                       ----------------  ----------------   ----------------   ----------------

     Gross profit                                               966,165           857,839          1,883,094          1,648,760
                                                       ----------------  ----------------   ----------------   ----------------

OPERATING EXPENSES:
   Sales and marketing                                          666,617           368,821          1,248,966            723,122
   General and administrative                                   907,923           301,130          1,315,988            590,404
   Research and development                                     273,907           122,558            531,987            240,292
   Depreciation and amortization                                 64,648            39,666            120,758             71,302
                                                       ----------------  ----------------   ----------------   ----------------
     Total operating expenses                                 1,913,095           832,175          3,217,699          1,625,120
                                                       ----------------  ----------------   ----------------   ----------------

     Income (loss) from operations                             (946,930)           25,664         (1,334,605)            23,640

Interest (income) expense, net                                   15,344            58,664             63,517             86,401
                                                       ----------------  ----------------   ----------------   ----------------

LOSS BEFORE INCOME TAXES                                       (962,274)          (33,000)        (1,398,122)           (62,761)

     Provision for (benefit of) income taxes                   (330,933)                0           (480,933)                 0
                                                       ----------------  ----------------   ----------------   ----------------

NET LOSS                                                      ($631,341)         ($33,000)         ($917,189)          ($62,761)
                                                       ================  ================   ================   ================

NET LOSS PER COMMON SHARE                                        ($0.08)           ($0.00)            ($0.12)            ($0.01)
                                                       ================  ================   ================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    7,440,606         7,440,606          7,440,606          7,440,606
                                                       ================  ================   ================   ================

                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 THREE MONTHS                          SIX MONTHS
                                                                     ENDED                                ENDED
                                                       ----------------------------------   -----------------------------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             1996               1995              1996               1995
                                                       ----------------  ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   ($631,341)         ($33,000)         ($917,189)          ($62,761)
    Adjustments to reconcile net income to
     cash flows from operating activities -
    Depreciation and amortization                               122,852            76,776            229,883            145,321
    Stock option compensation earned                              1,221                 0              2,442                  0
    Gain on sale of fixed assets                                  3,056                 0              3,056                  0
    Changes in operating assets and liabilities                (867,085)          (17,168)          (684,157)          (327,611)
                                                       ----------------  ----------------   ----------------   ----------------

     Cash flows from operating activities                    (1,371,297)           26,608         (1,365,965)          (245,051)
                                                       ----------------  ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note receivable                                159,167                 0            159,167                  0
   Purchases of fixed assets                                   (176,958)          (41,645)          (410,892)          (130,040)
   Acquisition of covenant-not-to-compete                             0          (200,000)                 0           (200,000)
                                                       ----------------  ----------------   ----------------   ----------------

     Cash flows from investing activities                       (17,791)         (241,645)          (251,725)          (330,040)
                                                       ----------------  ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACITIVITES:
   Net advances from line of credit                            (292,459)          410,703             88,087            818,708
   Proceeds from long-term debt                                 500,000                 0            500,000                  0
   Payments on long-term debt                                   (24,999)          (24,999)           (49,998)           (41,665)
   Payments on capital leases                                   (37,911)          (29,825)           (85,209)           (55,073)
   Repurchase of treasury stock                                 (10,000)         (150,000)           (10,000)          (150,000)
   Sale of common stock, net                                          0                 0             29,247                  0
   Proceeds from reverse merger (Note 3)                      1,118,200                 0          1,118,200                  0
                                                       ----------------  ----------------   ----------------   ----------------

     Cash flows from financing activities                     1,252,831           205,879          1,590,327            571,970
                                                       ----------------  ----------------   ----------------   ----------------

NET DECREASE IN CASH                                           (136,257)           (9,158)           (27,363)            (3,121)

CASH, BEGINNING OF PERIOD                                       146,407            15,276             37,513              9,239

CASH, END OF PERIOD                                             $10,150            $6,118            $10,150             $6,118
                                                       ================  ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for interest                                       $54,566           $58,664           $140,611           $109,031
   Cash paid for income taxes                                        $0           $11,230                 $0            $11,980

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                         ($36,388)        ($298,844)          $132,449          ($254,304)
   Income taxes receivable                                     (503,579)                0           (503,579)                 0
   Inventories                                                  189,956           (51,381)             4,400             30,619
   Other current assets                                        (181,912)          (54,665)          (417,755)           (35,752)
   Accounts payable                                            (335,805)          403,809            186,454             33,113
   Accrued expenses                                                 643           (16,087)           (86,126)          (101,287)
                                                       ----------------  ----------------   ----------------   ----------------
     Net changes in operating assets and liabilities          ($867,085)         ($17,168)         ($684,157)         ($327,611)
                                                       ================  ================   ================   ================

                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's proxy statement dated July 5, 1996 issued in connection with a special meeting of the shareholders of the company (formerly known as MacGregor Sports and Fitness Inc.) for the year ended March 31, 1996. The financial statements presented are those of the surviving entity from the reverse merger (see note 3). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

(2)  LOSS PER COMMON SHARE

Primary and fully diluted loss per common share are determined by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include the dilutive effects of options and warrants which are assumed to be exercised or converted into common shares at the beginning of the period. Common stock equivalents have not been included in the calculation of loss per common share because the effects would have been anti-dilutive. Primary and fully diluted loss per share are the same for the periods presented. The effects of reverse merger (see note 3) and stock-splits (see note 5) have been retroactively applied.

(3)  REVERSE MERGER

On July 31, 1996, the Company closed on a tax-free reorganization pursuant to an agreement and plan of merger with MacGregor Sports and Fitness, Inc. (MSF). MSF was a publicly traded non-operating entity. At closing, the Company's stockholders received approximately 60% of the then outstanding common stock of MSF in exchange for their common stock. The Company recorded this transaction and the total consideration of approximately $3,000,000 ($1,000,000 in cash and $2,000,000 in the form of a 12 month promissory note) as an acquisition and recapitalization. Accordingly, historical financial information is that of the Company as the surviving entity of the reverse merger.

(4)  CONVERSION OF PROMISSORY NOTES

On July 31, 1996, $550,000 of 10% unsecured Convertible Promissory Notes were converted into 158,345 shares of common stock, after giving effect to the reverse stock split (see note 5).

(5)  STOCK SPLITS

On June 2, 1995, the Company declared a 900-for-1 stock split. On November 6, 1995, the Company declared a 21.22-for-1 stock split. On October 15, 1996, the Company declared a 1-for-4 reverse stock split. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IntraNet Solutions, Inc. (the "Company") is a Minneapolis-based technology company focused on assisting large companies in designing and implementing open, integrated solutions for managing and distributing business-critical information across and outside their enterprises. The Company is divided into three distinct business groups, including: (i) IntraNet Integration Group, which provides open client-server products to assist companies in managing their intellectual capital, including hardware and software products, as well as system installation, support and training; (ii) IntraNet Distribution Group, which offers customers various services for off-site electronic document warehousing, electronic demand publishing and multiple methods of digital distribution of information and (iii) IntraNet Professional Services Group, which is involved in product development, project management and customized software applications.

     On July 31, 1996, the Company's predecessor, MacGregor Sports and Fitness, Inc. ("MSF") and IntraNet Integration Group, Inc., a Minnesota corporation ("IntraNet", formerly known as Technical Publishing Solutions, Inc. ("TPSI")) closed on a tax-free reorganization pursuant to which IntraNet became a wholly-owned subsidiary of the Company, and MSF changed its name to IntraNet Solutions, Inc.. The transaction was accomplished through a tax-free reverse subsidiary merger whereby IntraNet merged with and into a wholly owned subsidiary of MSF, with IntraNet as the surviving corporation (the "Merger"). Accordingly, historical financial statements presented are those of the Company.

     Except for the historical information contained herein, certain matters discussed in this prospectus are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filing with the Securities and Exchange Commission. Therefore, if, for any reason, the Company's planned operation requires more capital than anticipated, revenues do not increase as planned, or operating income is less than planned, the Company may need additional financing in order to maintain its operations. There can be no assurances that the Company would be able to obtain any such required financing, if and when needed, or that such financing, if obtained, would be on terms and conditions favorable or acceptable, to the Company.

        RESULTS OF OPERATIONS  FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996


     REVENUES. Total revenues increased to $4.1 million in 1996 from $3.2 million in 1995, or $900,000 (28.9%). This increase related primarily to increases in hardware integration of $500,000 ($1.7 million in 1995 compared to $2.2 million in 1996) and distribution services $400,000 ($300,000 in 1995 and $700,000 in 1996). The Company's software, technical and support revenues declined slightly, primarily due to the Company's continued shift in focus to development of proprietary software products.

     COST OF REVENUES. Cost of hardware integration revenues was $1.4 million in 1995 and $1.9 million in 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 81.0% in 1995 compared to 82.7% in 1996.

     Cost of software, technical services, and support revenues was $700,000 in 1995 and 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 63.7% in 1995 compared to 61.7% in 1996.

     Cost of distribution services revenue was $200,000 in 1995 compared to $500,000 in 1996. Cost of distribution services revenues as a percent of distribution services revenue was 62.1% in 1995 compared to 79.6% in 1996. Lower margins on distribution services were primarily due to costs associated with additional high speed laser and other printing devices and having lower than optimal capacity utilization. During the quarter ended September 30, 1996, in anticipation of growth opportunities, the Company added high speed output and other printing devices which created approximately 130% more production capacity. Although no assurances can be made, the Company believes that revenues created through additional utilization of the expanded capacity will result in increased profit margins.

     OPERATING EXPENSES:

     SALES AND MARKETING. Sales and marketing expenses were $400,000 in 1995 compared to $700,000 in 1996. Sales and marketing expenses as a percent of total revenues were 11.7% in 1995 compared to 16.4% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $300,000 in 1995 compared to $900,000 in 1996. General and administrative expenses as a percent of total revenue were 9.5% in 1995 compared to 22.3% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility and initial start-up costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $100,000 in 1995 compared to $300,000 in 1996. Research and development expenses as a percent of total revenue were 3.9% in 1995 and 6.7% in 1996. Total research and development expenses increased $200,000 in 1996 compared to 1995 due to a focus on development of proprietary software products.

       RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995
              COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Total revenues increased to $8.3 million in 1996 from $6.0 million in 1995, or $2.3 million (37.3%). This increase related primarily to increases in hardware integration of $1.5 million ($3.1 million in 1995 compared to $4.6 million in 1996) and distribution services $800,000 ($600,000 in 1995 and $1.4 million in 1996). The Company's software, technical and support revenues declined slightly, primarily due to the Company's continued shift in focus to development of proprietary software products.

     COST OF REVENUES. Cost of hardware integration revenues was $2.6 million in 1995 and $3.9 million in 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 82.0% in 1995 compared to 83.2% in 1996.

     Cost of software, technical services, and support revenues was $1.4 million in 1995 and 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 61.4% in 1995 compared to 64.7% in 1996. Lower margins on software, technical services and support were primarily due to competitive pricing on non-custom software products and lower technical service billings.

     Cost of distribution services revenue was $400,000 in 1995 compared to $1.1 million in 1996. Cost of distribution services revenues as a percent of distribution services revenue was 65.9% in 1995 compared to 77.3% in 1996. Lower margins on distribution services were primarily due to costs associated with additional high speed laser and other printing devices and having lower than optimal capacity utilization. Although no assurances can be made, the Company believes that revenues created through additional utilization of the expanded capacity will result in increased profit margins.


     OPERATING EXPENSES:

     SALES AND MARKETING. Sales and marketing expenses were $700,000 in 1995 compared to $1.2 million in 1996. Sales and marketing expenses as a percent of total revenues were 12.0% in 1995 compared to 15.1% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $600,000 in 1995 compared to $1.3 million in 1996. General and administrative expenses as a percent of total revenue were 9.8% in 1995 compared to 15.9% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility and initial start-up costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $200,000 in 1995 compared to $500,000 in 1996. Research and development expenses as a percent of total revenue were 4.0% in 1995 and 6.4% in 1996. Total research and development expenses increased $300,000 in 1996 compared to 1995 due to a focus on development of proprietary software products.

     LIQUIDITY AND CAPITAL RESOURCES. Since its inception and prior to the Merger, the Company has funded its operations primarily through revolving working capital and term loans through banking institutions and capital and operating equipment leases. In December 1995, the company issued $550,000 of unsecured convertible promissory notes to a limited number of accredited investors. The unsecured notes accrued interest rate of 10%, and were converted into common stock immediately prior to the Merger at a rate of $3.47 per share.

     As of September 30, 1996 the Company had cash and cash equivalents of $10,150. Net cash used in operating activities for the six months ended September 30, 1995 was $245,000 compared to net cash used in operations for the six months ended September 30, 1996 of $1.4 million. Capital expenditures for the six months ended September 30, 1995 and 1996, including equipment financed with capital lease obligations, were $130,000 and $411,000 respectively.

     The Company's revolving working capital line of credit allows for borrowings of up to $2.25 million based on available collateral at the bank's base lending rate plus 2.5%. At September 30, 1996, the Company had advances of $1.2 million, which are due on demand. At September 30, 1996, the Company also had term loans outstanding in the amount of $679,850. The term loans require monthly principal payments of $29,166 plus interest at the bank's base lending rate plus 2.5%. At September 30, 1996 the Company also had a demand note payable to its majority stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

     The Company acquired a substantial portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $19,556 and carry interest rates between 14.6% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $35,000 for facilities and $33,000 for production and office equipment. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

     The Company believes that the approximately $3.0 million in gross proceeds derived from the Merger with MSF, along with its existing line of credit, will meet only its immediate anticipated needs for working capital and capital expenditures. The Company plans to expand its distribution group concept to regional centers throughout the United States over the next three years. The Company also plans to evaluate several potential acquisitions, primarily in complimentary software development and distribution services areas, which it believes are necessary to expand its presence in the document management marketplace.

     Recently, on October 16, 1996, the Company signed a letter of intent to acquire substantially all the assets of an established, privately-held custom printing and graphic communications business located in the southwestern United States, which had revenues of approximately $3.0 million in its most recent fiscal year and a history of operating profits. The Company believes this potential strategic acquisition will give it the opportunity to expand its web-based document distribution market and its on-demand printing network with an established operation in the southwest. The acquisition, valued at approximately $1.8 million, is expected to consist of cash, IntraNet Solutions common stock and the assumption of certain liabilities. The Company and the sellers are currently negotiating a definitive agreement, however, there can be no assurance that such agreement shall ever be entered into, be on the terms set forth above, or that if entered into, will ever close.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        On July 30, 1996, the Company held a special Meeting of Shareholders to consider and vote upon the Merger and five other proposals. The tabulation of the votes in favor, against and abstaining with regard to the six (6) proposals is set forth below:


                 PROPOSAL                              IN FAVOR         AGAINST         ABSTAIN
                 --------                              --------         -------         -------
  1.     Sale of Registrant's Assets to Hutch Sports
         U.S.A. Inc., (a subsidiary of Roadmaster
         Industries, Inc.)                                5,241,578       9,900        1,297,852

  2.     Approval of Merger with IntraNet
         Integration Group, Inc.                          6,539,530       2,500            7,300

  3.     Amendment and Restatement of Registrant's
         Articles of Incorporation                        6,711,605      42,400           20,350

  4.     Election of Registrant's Directors               6,873,131       7,700                0

  5.     Adoption of New Registrant Stock Option
         Plan and Reservation of 2,500,000 Common
         Shares Pursuant to such Plan                     6,345,763     134,967           68,600

  6.     Appointment of Lund Koehler Cox & Co.,
         PLLP, as Independent Auditors to Registrant      8,761,288      77,416           54,295



ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

             None

      (b) The Company filed a Report on Form 8-K on July 31, 1996 concerning the merger between the Company's predecessor, MacGregor Sports and Fitness, Inc. ("MSF") and IntraNet Integration Group, Inc., a Minnesota corporation ("IntraNet", formerly known as Technical Publishing Soltuions, Inc. ("TPSI")) The transaction was accomplished through a tax-free reverse subsidiary merger whereby IntraNet merged with and into a wholly owned subsidiary of MSF, with IntraNet as the surviving corporation.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INTRANET SOLUTIONS, INC.
                                            (the "Registrant" or "Company")

Dated November 14, 1996                     By:   /s/ Robert F. Olson
                                                  -------------------
                                                  Robert F. Olson

                                            Its:  Chief Executive Officer
                                                  -----------------------
                                                  (Principal Executive Officer)


Dated November 14, 1996                     By:   /s/ Jeffrey J. Sjobeck
                                                  ----------------------
                                                  Jeffrey J. Sjobeck

                                            Its:  Chief Financial Officer
                                                  -----------------------
                                                  (Principal Financial Officer)