Form 10QSB
period 1996-12-31
INTRANET SOLUTIONS INC
filed 1997-02-12
CIK 867347

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .
                               ---------    ----------

Commission  file number               0-19817
                           --------------------------------

                          INTRANET SOLUTIONS, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Chapter)

           Minnesota                                          41-1652566
-----------------------------------                       ------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

      9625 West 76th Street, Suite 150, Eden Prairie, Minnesota  55344
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

Yes                  No       X
      ----------          ----------

        State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 6, 1997 there were 7,501,340 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                               Form 10-QSB Index
                               December 31, 1996


Part I        Financial Information


Item 1.       Financial Statements
              Consolidated Balance Sheets -
               December 31,1996 and March 31,1996                       3


              Consolidated Statements of Operations -
               for the three and nine months ended
               December 31, 1996 and 1995                               4


              Consolidated Statements of Cash Flows -
               for the three and nine months ended
               December 31, 1996 and 1995                               5


              Notes to Consolidated                                     6
               Financial Statements


Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               8


Part II:      Other Information


Item 4:       Submission of Matters to a Vote of Security-Holders       12

Item 6:       Exhibits and Reports on Form 8-K                          12

                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                      ASSETS
                                                                                        DECEMBER 31,                MARCH 31,
                                                                                            1996                      1996
                                                                                      ---------------          ---------------
CURRENT ASSETS:
   Cash                                                                                      $11,268                  $37,513
   Accounts receivable, net                                                                4,996,776                3,102,394
   Note receivable                                                                         1,121,973                        0
   Income taxes receivable                                                                         0                   70,000
   Inventories                                                                               546,666                  324,523
   Prepaid expenses and other current assets                                                 440,887                  348,438
                                                                                      ---------------          ---------------
     Total current assets                                                                  7,117,570                3,882,868

PROPERTY AND EQUIPMENT, NET                                                                2,717,195                1,539,318
INTANGIBLE ASSETS, NET                                                                       957,850                  290,680
DEFERRED INCOME TAXES                                                                        749,892                        0
                                                                                      ---------------          ---------------

                                                                                         $11,542,507               $5,712,866
                                                                                      ---------------          ---------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Revolving credit facility                                                              $1,236,164               $1,108,098
   Convertible promissory notes                                                                    0                  550,000
   Promissory notes payable, net of discount                                                 940,000                        0
   Current portion of long-term debt                                                         619,932                  127,496
   Current portion of capital lease obligations                                              235,672                  148,045
   Current portion of stock redemption payable                                                 9,500                    9,500
   Accounts payable                                                                        4,140,217                2,701,244
   Sales tax payable                                                                         103,669                   68,147
   Accrued expenses                                                                          489,930                  247,105
                                                                                      ---------------          ---------------
     Total current liabilities                                                             7,775,084                4,959,635

DEFERRED INCOME TAXES                                                                              0                   38,000
STOCK REDEMPTION PAYABLE                                                                      21,808                   30,008
LONG-TERM DEBT, NET OF CURRENT PORTION                                                       824,224                  108,341
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                            778,880                  598,065

     Total liabilities                                                                     9,399,996                5,734,049
                                                                                      ---------------          ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, $.01 par value, 12,500,000 shares authorized,
     7,492,248 and 10,000,000 issued and outstanding, respectively                            74,922                   10,000
   Additional paid-in capital                                                              3,766,354                    7,289
   Retained earnings (deficit)                                                            (1,473,108)                 (22,265)
   Unearned compensation                                                                    (225,657)                 (16,207)
                                                                                      ---------------          ---------------

     Total stockholders' equity (deficiency)                                               2,142,511                  (21,183)
                                                                                      ---------------          ---------------

                                                                                         $11,542,507               $5,712,866
                                                                                      ===============          ===============


                  INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                  THREE MONTHS                        NINE MONTHS
                                                                     ENDED                               ENDED
                                                       ---------------------------------  ----------------------------------
                                                         DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                             1996              1995              1996              1995
                                                       ---------------  ----------------  ----------------  ----------------
REVENUES:
   Hardware integration                                     3,309,953         2,298,872        $7,949,740        $5,431,092
   Software, technical services and support                 1,580,891         1,080,867         3,819,472         3,367,813
   Distribution services                                    1,192,001           422,873         2,568,365         1,016,456
                                                       ---------------  ----------------  ----------------  ----------------
     Total revenues                                         6,082,845         3,802,612        14,337,577         9,815,361
                                                       ---------------  ----------------  ----------------  ----------------

COST OF REVENUES:
   Hardware integration                                     2,802,856         1,919,214         6,661,735         4,487,939
   Software, technical services and support                   937,701           667,029         2,386,434         2,071,077
   Distribution services                                      977,538           247,349         2,041,564           638,565
                                                       ---------------  ----------------  ----------------  ----------------
     Total cost of revenues                                 4,718,095         2,833,592        11,089,733         7,197,581
                                                       ---------------  ----------------  ----------------  ----------------

     Gross profit                                           1,364,750           969,020         3,247,844         2,617,780
                                                       ---------------  ----------------  ----------------  ----------------

OPERATING EXPENSES:
   Sales and marketing                                        879,640           401,045         2,128,606         1,124,167
   General and administrative                                 905,115           327,438         2,221,103           917,842
   Research and development                                   286,394           133,266           818,381           373,558
   Depreciation and amortization                               76,440            61,097           197,198           132,399
                                                       ---------------  ----------------  ----------------  ----------------
     Total operating expenses                               2,147,589           922,846         5,365,288         2,547,966
                                                       ---------------  ----------------  ----------------  ----------------

     Income (loss) from operations                           (782,839)           46,174        (2,117,444)           69,814

INTEREST (INCOME) EXPENSE, NET                                 30,689            64,651            94,206           151,052
                                                       ---------------  ----------------  ----------------  ----------------

LOSS BEFORE INCOME TAXES                                     (813,528)          (18,477)       (2,211,650)          (81,238)

     Provision for (benefit of) income taxes                 (279,874)          (33,000)         (760,807)          (33,000)
                                                       ---------------  ----------------  ----------------  ----------------

NET INCOME (LOSS)                                           ($533,654)          $14,523       ($1,450,843)         ($48,238)
                                                       ===============  ================  ================  ================

NET LOSS PER COMMON SHARE                                      ($0.07)            $0.00            ($0.19)           ($0.01)
                                                       ===============  ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  7,464,401         7,440,606         7,448,525         7,440,606
                                                       ===============  ================  ================  ================


                   INTRANET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 THREE MONTHS                        NINE MONTHS
                                                                     ENDED                               ENDED
                                                        ----------------------------------  ----------------------------------
                                                          DECEMBER 31,      DECEMBER 31,       DECEMBER 31,    DECEMBER 31,
                                                              1996              1995              1996              1995
                                                        ----------------  ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          ($533,654)          $14,523        (1,450,843)          (48,238)
    Adjustments to reconcile net income (loss) to
     cash flows from operating activities -
    Depreciation and amortization                               168,643            83,810           398,526           229,131
    Stock option compensation earned                              8,789             5,864            11,231             5,864
    Loss on sale of fixed assets                                  3,788                 0             6,844                 0
    Changes in operating assets and liabilities                (947,438)          (94,000)       (1,631,595)         (421,611)
                                                        ----------------  ----------------  ----------------  ----------------

     Cash flows from operating activities                    (1,299,872)           10,197        (2,665,837)         (234,854)
                                                        ----------------  ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note receivable                                636,668                 0           795,835                 0
   Purchases of property and equipment                       (1,113,992)         (214,098)       (1,524,884)         (344,138)
   Purchase of goodwill                                        (725,533)                0          (725,533)                0
   Acquisition of covenant-not-to-compete                             0          (125,000)                0          (325,000)
                                                        ----------------  ----------------  ----------------  ----------------

     Cash flows from investing activities                    (1,202,857)         (339,098)       (1,454,582)         (669,138)
                                                        ----------------  ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACITIVITES:
   Net advances from (payments on)  line of credit               39,979          (141,038)          128,066           677,670
   Proceeds from long-term debt                               1,808,721           550,000         2,308,721           550,000
   Payments on long-term debt                                   (50,404)          (52,499)         (100,402)          (94,164)
   Proceeds from capital leases                                 398,342                 0           398,342                 0
   Payments on capital leases                                   (44,691)          (30,919)         (129,900)          (85,992)
   Proceeds from issuance of common stock                       350,000                 0           350,000                 0
   Repurchase of treasury stock                                     600                 0            (9,400)         (150,000)
   Sale of common stock, net                                      1,300                 0            30,547                 0
   Proceeds from reverse merger (Note 3)                              0                 0         1,118,200                 0
                                                        ----------------  ----------------  ----------------  ----------------

     Cash flows from financing activities                     2,503,847           325,544         4,094,174           897,514
                                                        ----------------  ----------------  ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                   1,118            (3,357)          (26,245)           (6,478)

CASH, BEGINNING OF PERIOD                                        10,150             6,118            37,513             9,239
                                                        ----------------  ----------------  ----------------  ----------------

CASH, END OF PERIOD                                             $11,268            $2,761           $11,268            $2,761
                                                        ================  ================  ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for interest                                       $54,273           $62,726          $178,749          $171,757
   Cash paid for income taxes                                      $450           $15,694              $500           $27,674

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                      ($2,026,831)        ($587,864)      ($1,894,382)        ($842,168)
   Income taxes receivable                                            0                 0            70,000                 0
   Inventories                                                 (226,543)          (71,283)         (222,143)          (40,664)
   Other current assets                                         (96,743)          (78,404)         (514,498)         (114,156)
   Deferred income taxes                                       (214,313)                0          (787,892)                0
   Accounts payable                                           1,252,519           572,709         1,438,973           605,822
   Accrued expenses                                             364,473            70,842           278,347           (30,445)
                                                        ----------------  ----------------  ----------------  ----------------
     Net changes in operating assets and liabilities          ($947,438)         ($94,000)      ($1,631,595)        ($421,611)
                                                        ================  ================  ================  ================

                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in the Company's proxy statement dated July 5, 1996 issued in connection with a special meeting of the shareholders of the company (formerly known as MacGregor Sports and Fitness Inc.) for the year ended March 31, 1996. The financial statements presented are those of the surviving entity from the reverse merger (see note 3). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

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

(4)  PROMISSORY NOTES

On July 31, 1996, $550,000 of 10% unsecured Convertible Promissory Notes were converted into 158,345 shares of common stock, after giving effect to the reverse stock split (see note 5).

On November 20, 1996, the Company issued a promissory note in the amount of $267,784 in connection with the acquisition of the LaFountain Corporation (see note 6). Interest is payable quarterly at a rate of prime plus 1.5%. Principal payments are payable in two equal installments of $133,892 on March 1, 1997 and 1998.

                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)


In December, 1996, the Company received investor commitments to purchase promissory notes issuable by the Company in the aggregate principal amount of $1.5 million. The promissory notes are issuable at 9% plus 300,000 warrants with exercise prices of $6.00. After giving effect to the warrants issued in conjunction with the notes, the effective interest rate is approximately 16%. The notes mature on December 31, 1997. Interest is payable at maturity and the warrant exercise prices may adjust to a floor of $4.00 based on the fair market value of the Company's common stock. At December 31, 1996, $1.0 million of the promissory notes were issued, of which $750,000 was secured and $250,000 was issued beneficially to the principal stockholder of the Company.

(5)  STOCK SPLITS

On June 2, 1995, the Company declared a 900-for-1 stock split. On November 6, 1995, the Company declared a 21.22-for-1 stock split. On October 15, 1996, the Company declared a 1-for-4 reverse stock split. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.



(6)  ACQUISITIONS

During the quarter ended December 31, 1996, the Company acquired substantially all the assets of Lafountain Corporation in Phoenix, Arizona for a total purchase price of $1,626,118. The purchase price consisted of cash and a promissory note of $857,784; shares of the Company's common stock valued at $350,000; and assumption of liabilities of $ 418,334. In addition to the purchase price, the Company incurred acquisition costs of $58,521. The transaction has been accounted for using the purchase method of accounting. The following unaudited proforma financial information for the nine months ended December 31, 1996 and 1995 give effect to the acquisition as if it occurred effective April 1, 1995.



                                            December 31,            December 31,
                                               1996                     1995
                                            ------------            ------------
Revenue                                     $16,006,911             $12,034,358
Income (loss) from operations                (2,125,796)                (12,107)
Net income (loss)                            (1,470,257)               (105,728)
Income (loss) per share                          ($0.20)                 ($0.01)
Shares used in per share calculation          7,448,525               7,440,606


The financial information does purport to represent the results which would actually have been obtained if the acquisition had been in effect during the period covered or any future results shich may in fact be realized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        IntraNet Solutions, Inc., (the "Company") is a Minneapolis-based technology company focused on assisting large companies in designing and implementing open, integrated solutions for managing and distributing business-critical information contained in documents, across and outside their enterprises. The Company is divided into three distinct business groups, including: (i) IntraNet Integration Group, which provides open systems to assist companies in managing their intellectual capital, including hardware and software products, as well as system installation, support and training; (ii) IntraNet Distribution Group, which offers customers various services for off-site electronic document warehousing, electronic demand publishing and multiple methods of digital distribution of information and (iii) IntraNet Professional Services Group, which is involved in product development, project management and customized software applications.

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

         RESULTS OF OPERATIONS  FOR THE QUARTER ENDED DECEMBER 31, 1995
                COMPARED TO THE QUARTER ENDED DECEMBER 31, 1996


     REVENUES. Total revenues increased to $6.1 million in 1996 from $3.8 million in 1995, or $2.3 million (60.0%). This increase related primarily to increases in all revenue product lines including hardware integration of $1.0 million ($2.3 million in 1995 compared to $3.3 million in 1996) software, technical and support of $500,000 ($1.1 million in 1995 compared to $1.6 million in 1996) and distribution services $800,000 ($400,000 in 1995 and $1.2 million in 1996).

     COST OF REVENUES. Cost of hardware integration revenues was $1.9 million in 1995 and $2.8 million in 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 83.5% in 1995 compared to 84.7% in 1996.

     Cost of software, technical services, and support revenues was $700,000 in 1995 and $900,000 in 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 61.7% in 1995 compared to 59.3% in 1996. Cost of software, technical services, and support decreased primarily due to the introduction and sale of the Company's proprietary software product Intra.doc!TM

     Cost of distribution services revenue were $200,000 in 1995 compared to $1.0 million in 1996. Cost of distribution services revenues as a percent of distribution services revenue was 58.5% in 1995 compared to 82.0% in 1996. Lower margins on distribution services were primarily due to costs associated with additional high speed laser and other printing devices and having lower than optimal capacity utilization. Although no assurances can be made, the Company believes that revenues created through additional utilization of capacity will result in increased profit margins.

     OPERATING EXPENSES:

     SALES AND MARKETING. Sales and marketing expenses were $400,000 in 1995 compared to $900,000 in 1996. Sales and marketing expenses as a percent of total revenues were 10.6% in 1995 compared to 14.5% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $300,000 in 1995 compared to $900,000 in 1996. General and administrative expenses as a percent of total revenue were 8.6% in 1995 compared to 14.9% in 1996. General and administrative expenses increased primarily due to increases in staffing, and new facility and distribution services related start-up costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $100,000 in 1995 compared to $300,000 in 1996. Research and development expenses as a percent of total revenue were 3.5% in 1995 and 4.7% in 1996. Total research and development expenses increased $200,000 in 1996 compared to 1995 due to a focus on development of proprietary software products.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1995
              COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

     REVENUES. Total revenues increased to $14.3 million in 1996 from $9.8 million in 1995, or $4.5 million (46.1%). This increase related primarily to increases in all revenue product lines including hardware integration of $2.5 million ($5.4 million in 1995 compared to $7.9 million in 1996) software, technical and support of $500,000($3.3 million in 1995 compared to $3.8 million in 1996) and distribution services $1.6 million ($1.0 million in 1995 and $2.6 million in 1996).

     COST OF REVENUES. Cost of hardware integration revenues was $4.5 million in 1995 and $6.7 million in 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 82.6% in 1995 compared to 83.8% in 1996.

     Cost of software, technical services, and support revenues was $2.1 million in 1995 and $2.4 million in 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 61.5% in 1995 compared to 62.5% in 1996.

     Cost of distribution services revenue was $600,000 in 1995 compared to $2.0 million in 1996. Cost of distribution services revenues as a percent of distribution services revenue was 62.5% in 1995 compared to 79.5% in 1996. Lower margins on distribution services were primarily due to costs associated with additional high speed laser and other printing devices and having lower than optimal capacity utilization. Although no assurances can be made, the Company believes that revenues created through additional utilization of the expanded capacity will result in increased profit margins.


     OPERATING EXPENSES:

     SALES AND MARKETING. Sales and marketing expenses were $1.1 million in 1995 compared to $2.1 million in 1996. Sales and marketing expenses as a percent of total revenues were 11.5% in 1995 compared to 14.9% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $900,000 in 1995 compared to $2.2 million in 1996. General and administrative expenses as a percent of total revenue were 9.4% in 1995 compared to 15.5% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility and distribution services related start-up costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $400,000 in 1995 compared to $800,000 in 1996. Research and development expenses as a percent of total revenue were 3.8% in 1995 and 5.7% in 1996. Total research and development expenses increased $400,000 in 1996 compared to 1995 due to a focus on development of proprietary software products.

     LIQUIDITY AND CAPITAL RESOURCES. Since its inception and prior to the Merger, the Company has funded its operations primarily through revolving working capital and term loans from banking institutions together with capital and operating equipment leases. In December 1995, the company issued $550,000 of unsecured convertible promissory notes to a limited number of accredited investors. The unsecured notes accrued interest rate of 10%, and were converted into common stock immediately prior to the Merger at a rate of $3.47 per share. In November, 1996, the Company issued a promissory note in the amount of $267,784 at a rate of prime plus 1.5%. In December, 1996, the Company issued $1.0 million 9% promissory notes with attached warrants.

     As of December 31, 1996 the Company had cash of $11,268. Net cash used in operating activities for the nine months ended December 31, 1995 was $235,000 compared to net cash used in operations for the nine months ended December 31, 1996 of $2.7 million. Capital expenditures for the nine months ended December 31, 1995 and 1996, including equipment financed with capital lease obligations, were $344,000 and $1.5 million respectively.

     The Company's revolving working capital line of credit allows for borrowings of up to $2.6 million based on available collateral at the bank's base lending rate plus 2.5%. At December 31, 1996, the Company had advances of $1.2 million, which are due on demand. At December 31, 1996, the Company also had term loans and promissory notes outstanding in the amount of $2.4 million. The term loans require monthly principal payments of $35,416 plus interest at the bank's base lending rate plus 2.5%. The note issued in November, 1996 requires equal principal payments of $133,892 on March 1, 1997 and 1998. The notes issued in December 1996 are at a rate of 9% and mature on December 31, 1997. At December 31, 1996 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

     The Company acquired a portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $29,899 and carry interest rates between 14.6% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $52,000 for facilities and $50,000 for production and office equipment. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

     The Company believes that the approximately $3.0 million in gross proceeds derived from the Merger with MSF, along with its existing bank and private financing, will meet only its immediate anticipated needs for working capital and capital expenditures. The Company plans to expand its distribution group concept to regional centers throughout the United States over the next three years primarily through acquisitions. The Company also plans to evaluate several other potential acquisitions, primarily in complimentary software development areas, which it believes are necessary to expand its presence in the document management marketplace.

     On November 20, 1996, the Company completed the acquisition of substantially all the assets of LaFountain Corporation, an established, privately-held custom printing and graphic communications business located in the southwestern United States, which had revenues of approximately $3.0 million in its most recent fiscal year. The Company believes this strategic acquisition will give it the opportunity to expand its web-based document distribution market and its on-demand printing network with an established operation in the southwest. The acquisition was financed primarily through bank financing.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On July 30, 1996, the Company held a special Meeting of Shareholders to consider and vote upon the Merger and five other proposals. The tabulation of the votes in favor, against and abstaining with regard to the six (6) proposals is set forth below:


                          PROPOSAL                         IN FAVOR        AGAINST        ABSTAIN
                          --------                         ---------       -------       ---------
1.      Sale of Registrant's Assets to Hutch Sports
        U.S.A. Inc., (a subsidiary of Roadmaster
        Industries, Inc.)                                  5,241,578         9,900       1,297,852

2.      Approval of Merger with IntraNet
        Integration Group, Inc.                            6,539,530         2,500           7,300

3.      Amendment and Restatement of Registrant's
        Articles of Incorporation                          6,711,605        42,400          20,350

4.      Election of Registrant's Directors                 6,873,131         7,700               0

5.      Adoption of New Registrant Stock Option
        Plan and Reservation of 2,500,000 Common
        Shares Pursuant to such Plan                       6,345,763       134,967          68,600

6.      Appointment of Lund Koehler Cox & Co.,
        PLLP, as Independent  Auditors to
        Registrant                                         8,761,288        77,416          54,295

ITEM 5.   OTHER INFORMATION.

    None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     INTRANET SOLUTIONS, INC.
                                     (the "Registrant" or "Company")

Dated February 12, 1996              By:   /s/ Robert F. Olson
                                          ----------------------------------
                                           Robert F. Olson

                                     Its:  Chief Executive Officer
                                          ----------------------------------
                                           (Principal Executive Officer)

Dated February 12, 1996              By:   /s/ Jeffrey J. Sjobeck
                                          ----------------------------------
                                           Jeffrey J. Sjobeck

                                     Its:  Chief Financial Officer
                                          ----------------------------------
                                           (Principal Financial Officer)