Form 10KSB40
period 1997-03-31
INTRANET SOLUTIONS INC
filed 1997-06-30
CIK 867347

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended March 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to          .
                               ---------   ---------


Commission  file number     0-19817
                          -----------



                            INTRANET SOLUTIONS, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Chapter)


          Minnesota                                          41-1652566
---------------------------------                 ------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


             9625 West 76th Street, Suite 150, Eden Prairie, Minnesota  55344
-------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (612) 903-2000
-------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)


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


 Yes     X         No
     ---------        ---------

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
     ---------

    The issuer had total revenues of $20,010,006 for its fiscal year ended March 31, 1997.

    As of June 24, 1997, assuming as market value the price of $4.50 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $11,937,816.

    As of June 24, 1997 the Company had outstanding 7,535,003 shares of Common Stock, $.01 par value.

    Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on August 21, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1997 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1997.

                                  TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
Item 1.       Description of Business                                       1
Item 2.       Properties                                                    9
Item 3.       Legal Proceedings                                             9
Item 4.       Submission of Matters to a Vote of Security Holders           10

PART II

Item 5.       Market for Registrant's Common Equity
                 and Related Stockholder Matters                            10
Item 6.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                  11
Item 7.       Financial Statements                                        15/F-1
Item 8.       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                     15

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons:
                 Compliance with Section 16(a) of the Exchange Act          16
Item 10.      Executive Compensation                                        16
Item 11.      Security Ownership of Certain Beneficial Owners
                 and Management                                             16
Item 12.      Certain Relationships and Related Transactions                16
Item 13.      Exhibits and Reports on Form 8-K                              16

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    IntraNet Solutions, Inc. ("IntraNet" or the "Company") provides integrated solutions for the creation, management and distribution of critical business information through the Internet, intranets and extranets. IntraNet offers its customers a variety of products, including proprietary intranet document management software, customized off-the-shelf software applications, hardware and software implementation, and electronic distribution and on-demand publishing services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

    The Company's business strategy utilizes its proprietary Web-based technology to target the electronic document management market in addition to the on-demand publishing applications market. The Company's strategy is comprised of the following objectives: (i) offer its customers a complete, single source solution for their document management needs using direct and alternative marketing channels to sell its products; (ii) leverage Web technology in the development of additional intranet products; (iii) expand its line of proprietary software products; and (iv) cultivate strategic partnerships with leading industry participants.

    IntraNet recently released the Intra.DOC!-Registered Trademark- document management system, an intranet/Internet software application that utilizes Web technology to provide users with access to any document on their network, regardless of the document location or the original software application used to create it. Because Intra.DOC!-Registered Trademark- places document management in a Web environment, system users have Web browser access to documents created on a multitude of computing platforms thereby offering the Company's customers a means of overcoming the data sharing compatibility problems inherent in systems operating without Web technology.

INDUSTRY

    HISTORICAL DEVELOPMENT OF COMPUTER SYSTEMS. For more than two decades, the U.S. computer industry has directed much of its innovation towards the evolution of data processing tasks from centralized computer systems (typically mainframe computers and minicomputers) to decentralized network systems, which are generally smaller and more cost-effective. In a centralized computer system, users are connected to a large central computer which handles both data processing and storage functions. Traditionally, the primary appeal of centralized computer systems has been their ability to provide large numbers of users with shared, centrally managed data. Users of centralized computer systems, however, grew increasingly dissatisfied with the high cost of these systems and, as a result of advances in microprocessor performance and networking technology, network computing emerged as a
promising alternative to the centralized computer system.   Network computing
allows users to obtain both connectivity to shared data and the price and performance advantages of distributed processing.

    LOCAL AND WIDE AREA NETWORKS. During the 1980's, local area networks ("LANs") and wide area networks ("WANs") proliferated as enterprise-wide computing solutions to take the place of centralized systems. Advances in microprocessor performance also resulted in the development of multiple formats, including a range of different word processing, spreadsheet, CAD and other graphics applications which run on a variety of computing platforms
with little data sharing compatibility.   The absence of compatibility
between computing platforms and applications has greatly reduced the utility of LANs and WANs as mechanisms for sharing information among users of an enterprise computing system. Without an effective means of creating, storing, and searching for information, workers have been forced to re-create documents from scratch, duplicating effort and increasing the margin for error. Certain collaborative computing solutions, such as Lotus Notes-Registered Trademark-, were developed to alleviate the absence of widespread connectivity. However, these products use proprietary database structures which fail to provide ready access to remote databases. In addition, any new or upgraded software applications must be custom-integrated into the proprietary platform, involving significant outside expertise and expense.

    THE INTERNET AND WORLD WIDE WEB. The Internet is a global collection of computer networks that links thousands of public and private computer networks and millions of public and private computers around the world. Developed in 1969, the Internet acts as a "network of networks," allowing computers connected to the Internet to communicate with each other using the Internet protocol ("TCP/IP"). The Internet has historically been used primarily by academic institutions and government agencies to exchange information via electronic mail. Recently, the Internet has experienced rapid growth in use and increased internationalization as a result of, among other things, the growth in the number of commercial hosts, the expanded breadth of information content, an increase in the installed base of personal computers, improvements in telecommunications infrastructure supporting Internet use and technological advances such as improved graphical interfaces, all of which make the Internet more useful and easier to use.

    The World Wide Web (the "Web"), a client/server network of hyperlinked multimedia databases, was introduced in 1992. The Web enables users to find, retrieve and link information on the Internet in a consistent way that makes the underlying complexities transparent to the user. Electronic documents are published on Web servers in a common format described by the Hypertext Markup Language ("HTML"). The Web can be easily accessed using client software known as Web browsers that use a standard protocol called Hypertext Transfer Protocol ("HTTP"). The Web allows users to offer and retrieve textual, graphical and other information.

    BUSINESS APPLICATIONS OF WEB TECHNOLOGY. Initial business applications of Web technology focused on its utility as a new channel for direct selling. Although a few businesses are realizing revenues directly from Web sales, the majority of commercial users currently employ the Web for external communications about their products and services to potential customers.
Only recently have enterprises commenced using Web technology as a means of internal communication and information management. This technology offers these organizations a means of overcoming the same distributed and heterogeneous information problems the Internet and World Wide Web were designed to solve on a global basis. Since many organizations already have an Internet system in operation, the application of Web technology to serve internal data sharing needs is both operationally intuitive and cost-effective.

    Private internets, or "intranets," are rapidly gaining acceptance among the corporate community. Corporate intranets use the infrastructure and standards of the Internet and World Wide Web, but are secured from access by general users of the public Internet through software programs commonly known as "firewalls." Through Web browsers, the same electronic information can be viewed by any person in the organization, regardless of the system he is using. More importantly, the uniform presentation of information enables intranets to consolidate all computers, software and databases existing within the host organization into a single system, enabling users to find information wherever it resides.

    A more recent trend in corporate intranets is the development of the external intranet, or "extranet." An extranet exists when businesses allow customers, suppliers, or multiple global locations access to their internal systems via Internet connections. Using Web technology for this type of collaborative system offers a great cost advantage over wide area networks, which use long distance and leased phone lines.

    Web technology also has singular applicability to the on-demand publishing market. Many organizations that rely on documents to communicate with their customers, vendors and other third parties are seeking solutions that offer timely, highly customized documents. These documents often need to be produced in large quantity over limited runs, which traditional high speed electronic printing systems are not designed to handle. Web technology offers businesses extensive flexibility in creating, storing, revising and publishing documents, particularly those that require continuous modification. Combined with electronic storage, this technology permits publishing on-demand in response to orders placed from various locations.

BUSINESS STRATEGY

    The Company's objective is to expand the array of products and services surrounding the Intra.DOC!-Registered Trademark- Management System as a means of increasing its share of the document management market. To achieve this objective, the Company has developed a strategy, which includes:

- Offering its customers a single source solution for their document management needs using internal and alternative marketing channels to sell its products.

-   Leveraging Web technology in the development of intranet products.

-   Expanding its line of proprietary software products.

-   Cultivating strategic partnerships with leading industry participants

    SINGLE SOURCE SOLUTION. The Company believes that its revenue growth is largely attributable to its ability to address any aspect of a customer's document management needs. Customers are provided with the convenience and security of a "one stop solution" to their document creation, management and distribution requirements. Moreover, the availability of products and services touching on each aspect of document management provides IntraNet with numerous vertical integration opportunities.

    LEVERAGING WEB TECHNOLOGY. Because Web technology has proven to be an efficient and cost effective way to manage and distribute information, the Company has focused on this technology as a core means of controlling and distributing this information, as well as providing a common interface to easily and inexpensively access external services. The Company's products are designed specifically for Web technology, while the majority of LAN-designed document Management Systems have been retroactively ported to support the intranet.

    PROPRIETARY SOFTWARE PRODUCTS. The Company is directing the majority of its research and development resources to the development of proprietary intranet software for the document management market. Sales of the Company's proprietary software products have historically been at a relatively higher margin when compared to sales of nonproprietary software products and Print-on-Demand sales. The core product of the Company's proprietary line is the Intra.DOC!-Registered Trademark- Management System.

    STRATEGIC PARTNERSHIPS. The Company seeks to enter into strategic partnerships with leading industry participants. In connection with this strategy, IntraNet is developing an alternate channels marketing program for its software products, allowing third-party organizations to sell the Company's products in strategic market niches and geographic areas otherwise inaccessible to the Company. For example, the Company has established a strategic relationship with Interleaf, Inc., a leading provider of enterprise-wide document management solutions, to expand the North American sales and marketing channels for Intra.DOC!-Registered Trademark-. The Company also hopes to enter into possible alliances with commercial printers in an effort to increase the number of the Company's regional on-demand publishing facilities as part of a general expansion of its electronic document warehouse/distribution ("Print-on-Demand") business. Management believes that expansion of the Company's Print-on-Demand business could provide the Company with a continuous source of revenue from customers that use these facilities on an ongoing basis. The Company hopes to accomplish this by increasing its national presence with expansion into new cities through affiliate printer relationships. The Company believes that an increasing number of potential customers will discover the cost and efficiency advantages inherent in its electronic warehouse/distribution services. Moreover, a national presence should afford the Company an "electronically ship then print" approach to document distribution to provide customers with a faster time to market.

PRODUCTS AND SERVICES

    The Company believes that its current and future competitive position in the document management market is, and will be, largely dependent upon its ability to offer solutions for a wide variety of its customers' document management needs. Customers are provided with the convenience and security of a single source solution to their document creation, management and distribution requirements and also benefit from the synergy created when a single vendor is responsible for each aspect of document management applications. The following is a description of the products and services offered by the Company to provide its customers with effective document management solutions.

     THE Intra.DOC!-Registered Trademark- MANAGEMENT SYSTEM

     The Company recently released Intra.DOC!-Registered Trademark-, an intranet/Internet software application that utilizes Web technology to provide users with access to any document on their systems, regardless of location or the software application used to create it.
Intra.DOC!-Registered Trademark- offers the Company's customers a means of overcoming the data sharing compatibility problems inherent in traditional LAN/WAN systems. Intra.DOC!-Registered Trademark- automatically places documents into a Web-ready format while preserving the formats in which the documents were created. Additionally, the software automatically creates and indexes the Web hyperlinks that make it possible to navigate through the information and further categorizes data in such a manner that permits full text searches by the user. Document-based data is not only viewable, but authorized users may access the documents in their native formats. Intra.DOC!-Registered Trademark- eliminates the need to generate manual links and navigational aids, continually updates the Web site with the most current information, permits secure file management and revision control, overcomes database querying limitations, allows diverse documents (including those in CAD formats) to be accessible and linked on a Web, allows access to multiple repositories (libraries) of information, allows users to search for and view information from any location, and minimizes the cost of, and time required for both installation and day to day management of business information on a Web site. All an authorized user needs to access the site is a standard Web browser and a Web document viewer.

    The Company believes that Intra.DOC!-Registered Trademark- fills the gap in current "common gateway interface" ("CGI") technology between the repository of business data, and the searching and viewing needs of Web site users. CGI-only solutions are limited in their inability to use HTML menu hierarchies. Thus CGI users can view documents in the repository but often must do searches manually, depending on the limitations of the repository. Intra.DOC!-Registered Trademark- overcomes both concerns by generating HTML links automatically and providing Web access to the information repository. Intra.DOC!-Registered Trademark- refines the source documents directly into Web-ready formats using architecture that overcomes problems of volume, organization, and timely updates. Widely diverse document types are automatically converted into one virtually universal format for information searching and sharing.

    Intra.DOC!-Registered Trademark- contains several features calculated both to expand access to, and increase the amount of information readily available on any organization's document management system:

- Authorized users have access to the information which they require for decision-making, and general users of the public Internet are restricted from accessing the system.

- All system users are able to generate and publish information for distribution throughout approved areas of the organization without having to go through a mediator.

- System administrators may use existing firewall technology to grant varying levels of security access to different groups of users.

- Barriers to entering the information-sharing system are extremely low. Users require only a personal computer, a browser, and in some cases, generic document viewing software.

- Implicit barriers to usage are also very low. Web sites can be created directly by end users who are able to view documents and author them without specialized skills or software systems. Users can author documents in whichever form is convenient to them.

- System flexibility is high, which means the system can be adapted to the changing needs of people in the organization.

    Intra.DOC!-Registered Trademark- is designed to move information through a three-layer architecture that acts to store, structure and catalog the data, format the data for Web site publishing, and maintain the Web site with the most current version thereof.After a user has authored a document in any software application, the document is submitted to Intra.DOC!-Registered Trademark- through a Web interface. In some instances, the document may require approval before publication and the approving parties are notified through a Web-based list of the status of the various documents awaiting publication. Once documents have been approved, the document information in various formats is placed in repository called the IntraNet Web Library (the "Library"), where it is structured and organized. Documents stored in the Library remain continuously accessible in their native software applications.
 Authors are required to submit certain "metadata" (profile information) for each document, such as its title, subject, author and revision date. This information is later used to organize the data and provide for ease in document retrieval.

    The refinement layer of Intra.DOC!-Registered Trademark- converts each document to Web-readiness. The refinement layer contains three components: the Intra.DOC! Document Refinery-Registered Trademark-, the Intra.DOC! Web Refinery-Registered Trademark-, and the Intra.DOC! Full-Text Refinery-Registered Trademark-. The Document Refinery-Registered Trademark-converts documents to Adobe PDF or HTML formats, or preserves them in their native format if conversion is not possible. The Full-Text Refinery-Registered Trademark- uses Intra.DOC!-Registered Trademark-'s Verity text search engine to index the document text and metadata to permit document searching after publication. The Web Refinery-Registered Trademark- then generates HTML links and menu hierarchies according to the Web site structure and metadata information, and then continually maintains the site to ensure that the most current information available is reflected there.

    The third and final layer of the Intra.DOC!-Registered Trademark-architecture allows users with Netscape-Registered Trademark-, Microsoft Explorer-Registered Trademark- and other common Internet browsers to use easy navigational menus to access necessary the information. Any user on the system can view a document created in virtually any application without having the origin software loaded on their desktop. Authorized users may even "check out" documents in order to modify them. Full Web site search capabilities are provided, and documents are hierarchically structured to facilitate navigation.

    When maintaining a Web site with Intra.DOC!-Registered Trademark-, the labor-intensive tasks of making information Web-ready are automated. More importantly, the information itself becomes more accessible, up-to-date, and meaningful to the users, while the system preserves the controls necessary for data security.

    The Company believes that its customers' total investment in Intra.DOC!-Registered Trademark- document management software may be as little as one half the cost of known competing systems. The Company estimates that a substantial majority of most customers' investment in alternative document management systems is attributable to consulting services arising out of system installation. Moreover, additional consulting services are frequently necessary to support advances in microprocessor technology or software applications that require customization of the existing system. Intra.DOC!-Registered Trademark- attempts to inverse the traditional relationship between acquisition costs and associated consulting services. By combining the ease of installing Intra.DOC!-Registered Trademark- with an internal architecture that is specifically designed to provide for future volume increases in information, and new and diverse document types along with other advances in Web technology, Intra.DOC!-Registered Trademark-should reduce a customer's need for future consulting services as the business and the system grow in tandem.

    Intra.DOC!-Registered Trademark- ORDER MANAGEMENT SYSTEM

    In November of 1996, the Company introduced its proprietary Intra.DOC!-Registered Trademark- Order Management System ("OMS"). This product allows customers to remotely store, revise, secure access to, and distribute documents, using the Internet or via traditional "dial-up" systems. Users of the Intra.DOC!-Registered Trademark- OMS system can send copies of documents, physically or electronically, to the Company for electronic warehousing. Once the documents have been stored, customers may access them via the Internet or "dial-up," retrieving documents for revisions as needed. Customers of the Company's Distribution Group are able to order the Company's on-demand printing and electronic distribution services from various remote locations via modem or the Internet. The security and integrity of the documents are ensured while warehoused: passwords are used to restrict access to unauthorized users, and offsite storage of valuable documents provides an added backup in case of a disaster.

    Over the Internet, customers use a common browser for access to the Intra.DOC!-Registered Trademark- OMS interface and to their documents. Documents are formally checked out of the Company's data vault system and retrieved to the user's desktop for revisions in their native applications. Once the revisions are complete, documents are checked back in to the Company's data vault system, where revision histories are controlled and maintained. This feature permits customers to view and confirm documents prior to their being printed by the Company's Distribution Group.

    The Intra.DOC!-Registered Trademark- OMS, coupled with the Company's complete bindery and print support services, ensure that virtually every aspect of a printing job can be ordered remotely. Printed documents can be shipped directly from the Company and electronic documents can be sent via the Internet. Using Intra.DOC!-Registered Trademark- OMS to access and revise documents over the Internet is ideal for businesses with remote locations, customer sites, or distribution channels. Many businesses need a constant flow of training manuals, product brochures, operating manuals and similar documents throughout their organizations. The use of traditional printing services requires significant investments of time and labor to place printing orders and deliver current versions of documents for reproduction. Moreover, traditional printing services frequently impose minimum order requirements for each printing job. Such requirements usually result in excess quantities of documents that must be destroyed when revisions are made. When used with the Company's Print-on-Demand service, Intra.DOC!-Registered Trademark- OMS enables customers to store documents electronically in the Company's data vault, access and revise them from remote locations, and order on-demand printing and shipping jobs remotely on an as-needed basis.

    Recent Intra.DOC!-Registered Trademark- OMS enhancements include an easy to use interface between any remote Intra.DOC!-Registered Trademark- OMS vault maintained by a customer and any Intra.DOC!-Registered Trademark- OMS vault located at an IntraNet Distribution Center, an affiliate printer, or the customer's own production facility. This allows customers operating from any location to have quick and easy access to any intranet distribution facility for automated ordering and transfer of the electronic file to be on-demand printed and distributed to any location. This provides Intra.DOC!-Registered Trademark- OMS users with the ability to produce and ship on-demand paper copies, in volume, from any Intra.DOC!-Registered Trademark- OMS facility , expanding the range of IntraNet services to all Intra.DOC!-Registered Trademark- users.

SALES, MARKETING AND DISTRIBUTION

    The Company believes that as the trend toward network-based computing environments and multiple platforms continues, the demand for its products and services, especially its proprietary intranet software products and on-demand publishing services, will increase. Management believes that the breadth of the Company's line of products and services enables it to vertically integrate any one aspect of a customer's document management needs with all others. The Company's marketing strategy also entails leveraging its competitive advantages with an aggressive direct sales approach, combined with seminar selling, media advertising, and regional direct mail campaigns. Additionally, the Company is developing an "alternate channels" marketing strategy for its software products, allowing third-party organizations to market its proprietary products in strategic niches and geographical areas. These alternate channels include vertically-oriented resellers, large system integrators, strategic industry relationships, and software distributors.

STRATEGIC PARTNERS AND SUPPLIERS

    To date, the majority of the hardware and software products sold by the Company have been through reseller arrangements with Sun Microsystems, Inc. ("Sun") and Interleaf, Inc. ("Interleaf"). The Company maintains its own internal development staff to provide the customization required by a significant number of implementations for Sun and Interleaf products.

    The Company has established a strategic relationship with Interleaf to expand the North American sales and marketing channels for Intra.DOC!-Registered Trademark-. Interleaf, a leading provider of enterprise-wide document management solutions, will add the new NT-based Intra.DOC!-Registered Trademark- application to its current line of web-enabled document Management Systems. IntraNet is currently the largest reseller of Interleaf software.

    Intra.DOC!-Registered Trademark- has already been configured for Interleaf's RDM system, which provides customers a smooth path from a departmental document management solution into a comprehensive enterprise system with configuration management, work flow, integrated batch output choices and hundreds of vertical application solutions. Intra.DOC!-Registered Trademark- is also compatible with Interleaf's authoring, electronic distribution, Web publishing and filter products.

    Sun, one of the leading providers of intranet hardware and software, is the industry's most popular platform for software development and other Unix applications. The Company has been named Sun's exclusive sales representative for all public and private educational institutions in Minnesota and Wisconsin, and is one of only two vendors with access to the entire Sun product line. IntraNet is the largest value added reseller of Sun products within Minnesota, Iowa, Wisconsin, North Dakota and South Dakota. The Company also sells other Sun equipment for applications such as computational and analysis server platforms, high-end computer simulation and physical modeling, Internet services, and other advanced technologies.

PRODUCT DEVELOPMENT

    The Company has divided its software development personnel into two departments: Custom Applications, which concentrates on providing billable services, and Research and Development, which is concerned with proprietary intranet applications for resale. Intra.DOC!-Registered Trademark- and related document management software products currently consume most of the Company's research and development resources.

    The Company recently released Intra.DOC!-Registered Trademark- version 2.2, which enables users to publish documents to any Unix Web server, and features improved full text search capabilities. Intra.DOC!-Registered Trademark- version 2.3 is scheduled for release in April of 1997. It is anticipated that version 2.3 will offer enhanced Web security, support additional document formats, and provide for integration with external repositories, such as Interleaf's RDM, SDRC's Metaphase and Workgroup Technology's CMS. Intra.DOC!-Registered Trademark- version 3.0 scheduled for release in late 1998, is expected to feature full Java GUI ease of use, various performance and volume enhancements, additional security features, a scanning module for hardcopy input, and the ability to integrate with additional external repositories.

    IntraNet also intends to release enhanced versions of the Intra.DOC!-Registered Trademark- Order Management System. Each version is expected to provide additional integration features, including job ticketing and inventory modules, as well as full compatibility with the Intra.DOC!-Registered Trademark- Management System.

INTELLECTUAL PROPERTY

    The Company has applied for trademark registration for the following marks: INTRANET SOLUTIONS, DOCUMENT REFINERY, WEB REFINERY, WEB VAULT, and Intra.DOC!. There can be no assurance that any trademarks which have been applied for will be issued. In the absence of trademark registration protection, the Company may be unable to take advantage of the brand name recognition it is attempting to build. Further, even if all trademarks applied for are issued, there can be no assurance that such trademarks will prove valuable to the Company.

    In the absence of significant patent or copyright protection, the Company may be vulnerable to competitors who attempt to develop functionally equivalent products. Although the Company believes that it has all rights necessary to market its products without infringing upon any patents, copyrights or trademarks held by others, there can be no assurance that conflicting patent, copyright or trademark rights do not exist. The Company relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

    It is the Company's policy to require its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of employment or other relationships with the Company. These agreements include standard non-disclosure and non-competition provisions prohibiting employees or former employees from disclosing the Company's Confidential Information (as defined therein) and prohibiting employees, and former employees, for a period of one year following termination of their employment with the Company, from organizing or participating in a Competing Business (as defined therein) or developing or selling Competing Products (as defined therein).

COMPETITION

    Documentum, Inc., Open Text Corporation and PC Docs Group International, together with certain other competitors currently marketing products into the document management market are more established than the Company and have the benefit of pre-existing relationships with potential customers and greater name recognition in the industry. Some of the Company's present and potential future competitors have significantly greater technical, financial, and marketing resources than the Company. Although IntraNet believes it competes effectively notwithstanding these factors, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

    The Company considers its ability to service any aspect of a customer's document creation, management and distribution requirements to be its primary competitive advantage. Customers compelled to use multiple vendors to install or maintain a document Management System face an ongoing risk that various components of their systems do not fit together conceptually, or simply will not work. IntraNet's vertical integration allows it to deliver a solution, or set of solutions, covering the entire spectrum of the document management life cycle.

    Within the document management market, the majority of products currently available were designed for specialized, high-volume line-of-business applications and require a substantial investment. The Company believes that certain lower cost solutions offered by other document management vendors offer little more than file storage and viewing solutions. IntraNet's proprietary software occupies a relatively unaddressed area of the market, offering substantial features at a low cost. The Company's products are well-suited to businesses that do not have specialized or extraordinary document processing needs (e.g., line-of-business documents), but do require certain sophisticated features, such as checking in and out, security, and version control. Also, the Company's commitment to Web standards stand out in contrast to its competition and enables it to offer its customers the most cost effective solutions available with current and developing technologies.

EMPLOYEES

    At June 1, 1997, the Company had approximately 112 employees. Ten employees working at the Company's Phoenix facilities are members of a collective bargaining unit. The labor contract covering such employees will expire unless earlier renewed on June 25, 2000. No other employees of the Company are currently represented by a labor union. Management considers its employee relations to be good.

CERTAIN FACTORS

    In addition to the matters discussed elsewhere in this Annual Report on Form 10-KSB, the following are important factors that could cause actual results of events to differ materially from those contained in any forward-looking statement made on or behalf of the Company

    SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL FINANCING. The Company's capital requirements in connection with its research and development and marketing activities have been and will continue to be significant. The Company has been dependent upon the proceeds from sales of its securities, as well as various private loans, to fund its development and marketing activities. The Company is not generating sufficient revenues from its operations to fund its activities and is, therefore, dependent on proceeds from the sale of its debt or equity securities to continue at its current level of operations. Any additional equity financings may be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The Company is evaluating several financing alternatives, including the sale of equity and debt securities.

    UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN FUTURE OPERATING RESULTS. Prior growth rates in the Company's revenue and operating results are not necessarily indicative of future growth, if any, or of future operating results. The Company's future operating results may vary substantially from quarter to quarter and will depend on many factors, including the level of sales of its proprietary software products, continued profitable expansion of its print-on-demand business and continued expansion of the market for corporate intranets. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its competitors' products. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products. Operating expenses are higher during periods in which such product development costs are incurred and marketing efforts are commenced. In addition, the timing of the Company's receipt of significant contracts could add to quarter to quarter variation in operating results. Due to these and other factors, including the general economy, stock market conditions and announcements by the Company or its competitors, the market price of the securities offered hereby may be highly volatile.

    DEPENDENCE ON NARROW PRODUCT LINE; TECHNOLOGY RISKS; RISK OF MARKET ACCEPTANCE. To date, the Company has marketed a limited line of its proprietary software products. The Company's future success will depend, to a large extent, on its ability to increase sales from existing products and derive sales from new products. There can be no assurance that the Company will be able to further penetrate the market with its existing products or introduce and gain acceptance of its new products. The market for Internet software products is highly competitive and characterized by rapid innovation and technological change. The Company's products were specifically designed to meet the needs of the document management market, but other companies have also introduced or announced the development of products designed to address the same markets as the Company's products. In addition, technological advances that would make the Company's products less attractive to current and potential customers could adversely impact the business of the Company. The Company's plans with respect to the development of new products are subject to the risks inherent in the development and marketing of complex software products, including the risks that the release of the product may be delayed, errors may be found in the product after its release despite extensive testing, and discovered errors may not be corrected in a timely manner. Further, the commercial success of the Company's products will depend on the willingness of potential customers to perform and accept the use of the Company's products to create, manage and distribute unstructured business-critical data.

    DEPENDENCE ON DEVELOPMENT OF NEW PRODUCTS. The Company's future success is dependent upon its continued introduction of new software products and its ability to develop enhancements and upgrades to its existing product line. The Company devotes significant resources to research and development and believes it will have sufficient resources to support its research and development efforts; however, the development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new or enhanced products could adversely affect the Company's operating results. The market for the Company's products is characterized by rapidly changing technology, frequent new product introductions and product enhancement and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render the Company's current products, or any other products the Company may develop in the future, obsolete and unmarketable. The Company's ability to anticipate changes in technology, products and industry standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. There can be no assurance that the Company will be successful in introducing new products to respond to emerging industry trends, and there can be no assurance that the level of research and development expenses necessary for the Company to remain competitive will be as currently anticipated or that the Company's revenues will be sufficient to cover its research and development costs.

    DEPENDENCE UPON KEY VENDOR RELATIONSHIPS. The Company is materially dependent on Sun Microsystems, Inc. and Interleaf, Inc. for the supply of the hardware and non-proprietary software products sold as part of its systems. Any disruption in the relationship between the Company and either of Sun Microsystems, Inc. or Interleaf, Inc. would have an immediate and material adverse impact on the Company. Although the Company believes that secondary sources are currently available for similar hardware products, there can be no assurance that suitable alternative vendor relationships could be established in a timely manner, if at all. The Company purchased approximately 54%, 68% and 67% of its total product resale requirements from Sun Microsystems, Inc. in each of the fiscal years ended 1995,1996 and 1997, respectively.

ITEM 2.  PROPERTIES

    The executive offices of the Company and its subsidiaries are located in Eden Prairie, Minnesota, where the Company leases approximately 42,000 square feet of office and warehouse space. The Company also has office and warehouse space in the following locations:


                                                        Approximate Square
      Facility Location                                  Footage of Space
      -----------------                                 ------------------
      Milwaukee, Wisconsin                                  14,000
      Denver, Colorado                                       6,000
      Boston, Massachusetts                                  3,000
      Phoenix Arizona                                       13,000

The Company has discontinued the use of its facilities in Milwaukee and Denver. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Charges) The Company believes that the remaining facilities are adequate and suitable for its needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1997.

    On June 19, 1997, the Company held a special meeting of shareholders to consider and vote upon the following proposal. The tabulation of the votes in favor, against and abstaining with regard to the proposal is set forth below:


                                                                       BROKER
            PROPOSAL                      IN FAVOR  AGAINST  ABSTAIN  NON-VOTES
            --------                    ----------  -------  -------  --------
To approve an amendment to the           5,117,736  13,525    11,167        0
Amended And Restated Articles of
Incorporation to increase the number
and nature of authorized shares from
12,500,000 shares of common Stock,
$.01 par value, to 25,000,000 shares of
undesignated capital stock


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             Price Range of Common Stock

    The Company's Common Stock and Redeemable Warrants trade separately in the over-the counter market through NASDAQ under the symbols INRS and INSRW, respectively. Trading in the Redeemable Warrants will cease upon their exercise in full or upon their earlier redemption. The following table sets forth the range of high and low bid prices for the Common Stock and Redeemable Warrants for the periods indicated, as reported by NASDAQ. The quotes represent "Inter-Dealer" prices without adjustments or mark-ups, mark-downs or commissions and may not necessarily present actual transactions. On June 24, 1997, the last bid prices of the Common Stock and Redeemable Warrants were $4.38 and $1.25 respectively. As of June 24, 1997, the Company had approximately 118 record holders of Common Stock.

                                  COMMON STOCK        REDEEMABLE WARRANTS
                                  HIGH      LOW         HIGH        LOW
Fiscal 1996:
First Quarter ended 6/30/95       3.75      3.00        .38        .31
Second Quarter ended 9/30/95      6.00      3.00        .81        .25
Third Quarter ended 12/31/95     12.50      5.00       2.31        .63
Fourth Quarter ended 3/31/96     14.75      9.25       2.75       1.38

Fiscal 1997:
First Quarter ended 6/30/96      21.75     10.00       4.38       1.44
Second Quarter ended 9/30/96     19.00      8.00       3.69        .94
Third Quarter ended 12/31/96      9.50      5.50       3.25        .75
Fourth Quarter ended 3/31/97      8.25      4.38       3.75       1.25

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    IntraNet Solutions, Inc. ("IntraNet" or the "Company") provides integrated solutions for the creation, management and distribution of critical business information. IntraNet offers its customers a variety of products, including proprietary intranet document management software, customized off-the-shelf software applications, hardware and software implementation, and electronic distribution and on-demand publishing services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a complete line of document management software products utilizing Web technology.

    On July 31, 1996, the Company, then named MacGregor Sports and Fitness, Inc. ("MSF") and IntraNet Integration Group, Inc.("IIGI," formerly known as Technical Publishing Solutions, Inc. ("TPSI"), founded in 1990) completed a reorganization (the "Merger"), pursuant to which IIGI became a wholly-owned subsidiary of MSF.

    The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products, (iii) the sale of maintenance and support contracts, (iv) the sale of technical and other services, and (v) the sale of on-demand publishing services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 91-1 Software Revenue Recognition. Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain and collection of the resulting sale price is probable. Revenue from maintenance and support contracts is generally recognized ratable over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of sale if the Company does not expect to have material future obligations to service the contracts. Revenue from technical and other services are recognized as the related services are performed. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

RESULTS OF OPERATIONS

    The following table sets forth certain items from the Company's consolidated statements of operations as a percent of total revenues for the periods indicated.
                                                  Year Ended March 31,
                                                  --------------------
                                               1995        1996       1997
                                               ----        ----       ----
Revenues:
    Hardware integration                        48.0%       57.6%      52.3%
    Software, technical services and support    45.4        31.8       28.6
    Distribution services                        6.6        10.6       19.1
                                                -----------------------------
      Total revenues                            100.0%      100.0%     100.0%

Cost of revenues:

    Hardware integration                        41.6       47.7       43.9
    Software, technical services and support    27.6       19.7       16.7
    Distribution services                        3.6        7.8       15.0
                                                ----------------------------
      Total cost of revenues                    72.8       75.2       75.6
                                                ----------------------------
      Gross profit                              27.2       24.8       24.4

Operating expenses

    Sales and marketing                         11.9        12.8       15.1
    General and administrative                   9.8         9.5       18.5
    Research and development                     3.3         3.5        5.6
    Special charges                             --          --          2.3
                                                ----------------------------
       Total operating expenses                 25.0        25.8       41.5
                                                ----------------------------
    Operating Income (loss)                      2.2%       (1.0)%    (17.1)%
                                                -----------------------------
                                                -----------------------------

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996

    REVENUES

    Total revenues increased to $20.0 million for the year ended March 31, 1997 from $14.2 million for the year ended March 31, 1996, or $5.8 million (40.6%). This increase related to increases in all revenue product lines.

    HARDWARE INTEGRATION. Hardware integration revenues increased a total of $2.3 million or 27.8% for the year ended March 31, 1997 compared to the year ended March 31, 1996 ($10.5 million in 1997 compared to $8.2 million in 1996). The increase in hardware integration revenue was principally due to the expansion of the Company's customer base and increased sales to existing customers.

    SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $1.2 million or 26.4% for the year ended March 31, 1997 compared to the year ended March 31, 1996 ($5.7 million in 1997 compared to $4.5 million in 1996). Increases in software and services revenue each accounted for $500,000 of the total increase and support revenue accounted for $200,000 of the total increase. The growth in software was primarily attributable to the introduction of the Company's proprietary software products during the year ended March 31, 1997, which accounted for $800,000 in software revenues. The growth in support revenue was primarily attributable to growth in the installed base of hardware and software, and renewals of support contracts.

    DISTRIBUTION SERVICES. Distribution services revenues increased a total of $2.3 million for the year ended March 31, 1997 compared to the year ended March 31, 1996 ($3.8 million in 1997 compared to $1.5 million in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through the additions to the direct sales force and the opening of two new locations.

    COST OF REVENUES AND GROSS PROFIT

    Total cost of revenues increased to $15.1 million for the year ended March 31, 1997 from $10.7 million for the year ended March 31, 1996. Total cost of revenues as a percent of total revenues was 75.7% in 1997 compared to 75.2% in 1996. Gross profit increased to $4.9 million for the year ended March 31, 1997 compared to $3.5 million for the year ended March 31, 1996. Total gross profit as a percent of total revenues was 24.3% in 1997 compared to 24.8% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

    HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $8.8 million for the year ended March 31, 1997 from $6.8 million for the year ended March 31, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 83.9% in 1997 compared to 82.9% in 1996. Gross profit from hardware integration was 16.1% for the year ended March 31, 1997 compared to 17.1% for the year ended March 31, 1996. The reduction in gross profit margin was primarily attributable to larger integration projects with lower margins and increased competition.

    SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues increased to $3.3 million for the year ended March 31, 1997 from $2.8 million for the year ended March 31, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 58.6% in 1997 compared to 61.9% in 1996. Gross profit on software, technical services and support was 41.4% for the year ended March 31, 1997 compared to 38.1% for the year ended March 31, 1996. The increase in gross profit was primarily attributable to the increase in sales of proprietary software. Margins on proprietary software products were 71.6 percent.

    DISTRIBUTION SERVICES. Cost of distribution services revenue increased to $3.0 million for the year ended March 31, 1997 compared to $1.1 million for the year ended March 31, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 78.8% in 1997 compared to 73.5% in 1996. Gross profit on distribution services was 21.2% for the year ended March 31, 1997 compared to 26.5% for the year ended March 31, 1996. Lower margins on distribution services were primarily due to costs associated with additional high speed laser printing equipment and other printing devices and experiencing lower than optimal capacity utilization.

    OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased to $3.0 million for the year ended March 31, 1997 compared to $1.8 million for the year ended March 31, 1996. Sales and marketing expenses as a percent of total revenues were 15.1% in 1997 compared to 12.8% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.7 million for the year ended March 31, 1997 compared to $1.3 million for the year ended March 31, 1996. General and administrative expenses as a percent of total revenue were 18.5% in 1997 compared to 9.5% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility and distribution services related start-up costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.1 million for the year ended March 31,1997 compared to $500,000 for the year ended March 31, 1996. Research and development expenses as a percent of total revenue were 5.6% in 1997 compared to 3.5% in 1996. Total research and development expenses increased $600,000 in 1997 compared to 1996 due to a focus on development of proprietary software products and related expansion of the research and development staffing.

    SPECIAL CHARGES. During the quarter ended March 31, 1997, the Company formalized details of a change in strategic focus designed to increase emphasis on its higher margin proprietary software products, reduce future capital investment requirements associated with expansion of its digital distribution facilities, reduce operating costs, and improve operations. As a result of this change in strategic focus the Company recorded a one-time special charge against earnings in the fourth quarter totaling $456,000. Included in this change in strategy was the discontinuation of certain distribution group operations in Denver and Milwaukee, primarily facility and equipment leases. The discontinuation of these operations reflects a change in strategy toward leveraging its proprietary software development and technological expertise, resulting in more centralized growth of the Company's digital distribution services that incorporates strategic alliances with partner printers to perform remote production services rather than direct investment by the Company. These actions resulted in an accrual for the remaining facility and equipment lease obligations (net of estimate for related sublease income.) of $219,400, and the write-off of $86,700 of goodwill related to the acquisition of these facilities. The accrual of $130,000 related to these special charges are included in other liabilities, net of $89,400 current portion, included in accrued expenses.

YEAR ENDED MARCH 31, 1996 COMPARED TO THE YEAR ENDED MARCH 31, 1995

    REVENUES

    Total revenues increased to $14.2 million in fiscal year 1996 from $10.4 million in fiscal year 1995, or $3.8 million (36.3%). The increase related primarily to increases in hardware integration and distribution services revenues.

    HARDWARE INTEGRATION. Hardware integration revenues increased a total of $3.2 million or 63.5% in the fiscal year 1996 compared to the fiscal year 1995 ($8.2 million in fiscal year 1996 compared to $5.0 million in fiscal year 1995). The increase in hardware integration revenue was principally due to the expansion of the Company's customer base and further penetration of its existing customers through leveraging its vendor relationships.

    SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenue decreased $200,000 in the fiscal year 1996 compared to the fiscal year 1995 ($4.5 million in fiscal year 1996 compared to $4.7 in fiscal year 1995). Increases in software revenues of $100,000 were offset by decreases in support revenues of $300,000.

    DISTRIBUTION SERVICES. Distribution services revenue increased a total of $800,000 or 118.8% in the fiscal year 1996 compared to the fiscal year 1995 ($1.5 million in fiscal year 1996 compared to $700,000 in fiscal year
1995). The increase in distribution services revenue was primarily attributed to the Company's on-demand publishing subsidiary being in operation for a complete year for fiscal year 1996 compared to eight months in fiscal year 1995 and to the expansion of its customer base through additions to the direct sales face and the opening of a new location in fiscal year 1996.

    COST OF REVENUES AND GROSS PROFIT

    Total cost of revenues increased to $10.7 million in fiscal year 1996 from $7.6 million in fiscal year 1995. Total cost of revenues as a percent of total revenues was 75.2% in 1996 compared to 72.8% in 1995. Gross profit increased to $3.5 million in fiscal year 1996 compared to $2.8 million in fiscal year 1995. Total gross profit as a percent of total revenues was 24.8% in fiscal year 1996 compared to 27.2% in fiscal year 1995. The increase in gross profit was primarily attributable to incremental revenue contributions in hardware and distribution services. The decrease in total gross profit as a percent of total revenues was primarily attributable to a decline in margins achieved in distribution services.

    HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $6.8 million in fiscal year 1996 from $4.4 million in fiscal year 1995. Cost of hardware integration revenues as a percent of hardware integration revenues was 82.9% in fiscal year 1996 compared to 86.7% in fiscal year 1995. Gross profit on hardware integration was 17.1% in fiscal year 1996 compared to 13.3% in fiscal year 1995. Higher margins on hardware integration revenues were achieved primarily by taking advantage of larger vendor discounts and other volume incentives.

    SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues decreased to $2.8 million in fiscal year 1996 from $2.9 million in fiscal year 1995. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenues was 61.9% in fiscal year 1996 compared to 60.8% in fiscal year 1995. Gross profit on software, technical services, and support was 38.1% in fiscal year 1996 compared to 39.2% in fiscal year 1995. Lower margins on software, technical services and support were primarily due to competitive pricing on non-proprietary software products and lower technical services billings.

    DISTRIBUTION SERVICES. Cost of distribution services revenues increased to $1.1 million in fiscal year 1996 from $400,000 in fiscal year 1995. Cost of distribution services revenues as a percent of distribution services revenues increased to 73.5% in fiscal year 1996 from 53.6% in fiscal year 1995. Gross profit on distribution services was 26.5% in fiscal year 1996 compared to 46.4% in fiscal year 1995. Lower margins on-demand printing services were primarily due to larger fixed costs associated with a second high speed laser printing device added in January, 1995.

    OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased to $1.8 million in fiscal year 1996 from $1.2 million in fiscal year 1995. Sales and marketing expenses as a percent of total revenues increased to 12.8% in fiscal year 1996 compared to 11.9% in fiscal year 1995. Sales and marketing expenses increased as a percent of revenues primarily due to increased in staffing and marketing programs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $300,000, to $1.3 million in fiscal year 1996 from $1.0 million in fiscal year 1995. General and administrative expenses as a percent of total revenues declined to 9.5% in fiscal year 1996 from 9.8% in fiscal year 1995. The increase in general and administrative expenses was primarily attributable to growth in the business infrastructure including an overall increase in staffing.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $500,000 in fiscal year 1996 from $300,000 in fiscal year 1995. Research and development expenses as a percent of total revenues increased to 3.5% in fiscal year 1996 from 3.3% in fiscal 1995. Total research and development expenses increased $200,000 in fiscal year 1996 compared to fiscal year 1995, due to a focus on development of proprietary software products and expansion of the research and development staff.

    LIQUIDITY AND CAPITAL RESOURCES

    Since its inception and prior to the Merger, the Company has funded its operations primarily through revolving working capital and term loans from banking institutions together with capital and operating equipment leases.
In December 1995, the Company issued $550,000 of unsecured convertible promissory notes to a limited number of accredited investors. The unsecured notes accrued interest at a rate of 10%, and were converted into Common Stock immediately prior to the Merger at a rate of $3.47 per share. In December 1996, the Company issued $1.0 million 9% promissory notes. During the fourth quarter of fiscal 1997 the Company issued an additional $500,000 9% promissory notes. The 9% promissory notes mature on January 15, 1998 ($850,000) and April 15, 1998 ($650,000). In consideration of these borrowings, the Company issued each lender a warrant to acquire an aggregate of 300,000 shares of Common Stock at a variable exercise price ranging from $4.00-$6.00 based upon the trading range of the Common Stock.

    The Company's revolving working capital line of credit allows for borrowings of up to $3.1 million based on available collateral at the bank's base lending rate plus 2.5%. At March 31, 1997, the Company had advances of $1.8 million, which are due on demand. On June 25, 1997, the Company has $2.1 million in advances and $155,800 of availability on its working capital line of credit. At March 31, 1997, the Company also had term loans and promissory notes with financial institutions outstanding in the amount of $
1.1 million. The term loans require monthly principal payments of $38,400 plus interest at the bank's base lending rate plus 2.5%. The Company has obtained a waiver from its primary lender with respect to a book net worth covenant violation. The waiver expires August 31, 1997 if not otherwise cured and, accordingly, term loans in place with the Company's primary lender totalling $825,100 at March 31, 1997 have been classified as short term. The notes issued in December 1996 are at a rate of 9% and mature on January 15, 1998. At March 31, 1997 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

    As of March 31, 1997 the Company had cash of $121,798. Capital expenditures for the year ended March 31, 1996 and 1997, including equipment financed with capital lease obligations, were $457,700 and $1.0 million respectively. During the year ended March 31, 1997 the Company acquired substantially all the assets of a graphic communications and custom printing business. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The promissory note bears interest at prime plus 1.5%. The balance of $133,300 remaining on this note is due March 1, 1998.

    The Company acquired a portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $28,400 and carry interest rates between 10.1% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $51,900 for facilities and $58,100 for production and office equipment. During the year ended March 31, 1997, the Company acquired furniture and equipment of $506,700, and vehicles of $34,900, and invested $154,400 into leasehold improvements. A significant portion of the equipment purchased was computers for research and development and sales and marketing. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

    The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the fiscal years ended March 31, 1996 and 1997 and has generated an accumulated deficit from inception through March 31, 1997 of $3,744,833 and has a working capital deficit of $1,833,765 at March 31, 1997. These conditions give rise to the question about the Company's ability to generate positive cash flows and fund operations. The Company is not generating sufficient revenues from its operations to fund its activities and is, therefore, dependent on future financing activities to continue as a going concern. The Company is evaluating several financing alteratives, including the sale of equity and debt securities, however, there can be no assurance that the Conmpany will be successful in completing a financing transaction. Any equity financing may be dilutive to shareholders, and additional debt financings, if available, may involve restrictive covenants and terms.

    Because of uncertainties regarding the achievability of management's plans, no assurance can be given as to the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

PRIVATE SECURITIES LITIGATION REFORM ACT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company are included herein following the signatures, beginning at page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 26, 1997, the Company, with the approval of its Board of Directors, engaged Ernst & Young LLP as the independent accountants for the Company and its subsidiaries. Prior to the engagement of Ernst & Young LLP, Lund Koehler Cox & Company, PLLP had served as the principal independent certified public accountants for the Company and it subsidiaries. Lund Koehler Cox & Company, PLLP was replaced because of the Company's desire to engage an international accounting firm. The reports on the Company's Consolidated Financial Statements prepared by Lund Koehler Cox & Company, PLLP for the years ended March 31, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles. In connection with the audits for the years ended March 31, 1995 and 1996 and through February 26, 1997, there have been no disagreements, with Lund Koehler Cox & Company, PLLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lund Koehler Cox & Company, PLLP to make reference to the subject matter of the disagreements in its reports. During the years ended March 31, 1995 and 1996 and through February 26, 1997 the Company has not consulted with Ernst & Young LLP on items which (1) were or should have been subject to Statement of

Auditing Standards 50, or (2) concerned the subject matter of a disagreement or reportable event with the former independent public accountant.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AN CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
                                   EXHIBIT INDEX

Number     Description
------     -----------

3.1 Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 of the Registrants registration statement on Form SB-2, File No. 333-14175)
3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
3.3 Articles of Amendment to Articles of Incorporation, dated June 20, 1997 (filed herewith)
10.1 Lease Agreement by and between CSM Investors, Inc. and the Company dated April 24, 1996 (incorporated by reference to exhibit 10.1 of the Registrant's registration statement on Form SB-2, File
           No. 333-14175)
10.2 Credit and Security Agreement by and between Diversified Business Credit, Inc. and the Company dated March 14, 1995 (incorporated by reference to exhibit 10.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
10.3 Term Loan Supplement to Credit Agreement dated March 14, 1995 by and between the Company and Diversified Business Credit, Inc. (incorporated by reference to exhibit 10.3 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
10.4 Company's 1994-1997 Stock Option Plan (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
10.5 Employment Agreement dated July 30, 1996 by and between the Company and Robert Olson (incorporated by reference to exhibit 10.5 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
10.6 Employment Agreement dated July 30, 1996 by and between the Company an Jeffrey J. Sjobeck (incorporated by reference to exhibit 10.6 of the Registrant's registration statement on Form SB-2, File
           No. 333-14175)

10.7 Promissory Note by and between the Company and Circle F Ventures, LLC dated December 23,1996 (filed herewith)
10.8 Amendment dated March 4, 1997 to the Promissory Note by and between the Company and Circle F Ventures, LLC dated December 23, 1996 (filed herewith)
10.9       Not used
10.10 Stock Purchase Warrant Agreement by and between the Company and Circle F Ventures, LLC dated December 23, 1996 (filed herewith)
10.11      Security Agreement by and between the Company and Circle F
           Ventures, LLC dated December 23, 1996 (filed herewith)
10.12 Subordination Agreement by and between the Company, Diversified Business Credit, Inc. and Circle F Ventures, LLC dated December 23, 1996 (filed herewith)
10.13 Promissory Note by and between the Company and Circle F Ventures, LLC dated March 18 1997 (filed herewith)
10.14      Not used
10.15 Stock Purchase Warrant Agreement by and between the Company and Circle F Ventures, LLC dated March 18 1997 (filed herewith)
10.16 Schedule identifying certain material details of documents substantially identical to those set forth in exhibits 10.17, 10.18,
           10.19 and 10.20 (filed herewith)
10.17      Promissory Note by and between the Company and Rita M. Olson dated December 20, 1996 (filed herewith)
10.18 Amendment dated March 4, 1997 to the Promissory Note by and between the Company and Rita M. Olson dated December 20, 1996 (filed herewith)
10.19      Amendment dated June 5, 1997 by and between the Company and Rita
           M. Olson dated December 20, 1996 (filed herewith)
10.20      Stock Purchase Warrant Agreement by and between the Company and
           Rita M. Olson dated December 20, 1996 (filed herewith)
10.21 Note Conversion and Subscription Agreement by and between the Company and Rita M. Olson dated June 6, 1997 (filed herwith)
10.22      Note Conversion and Subscription Areement by and between the
           Company and Wayne W. Mills dated June 6,1997 (filed herewith)
21 Subsidiaries of Company (incorporated by reference to exhibit 21 of the Registrant's registration statement on Form SB-2, File
           No. 333-14175)
23.1       Consent of Lund Koehler Cox & Company, PLLP (filed herewith)
23.2       Consent of Ernst & Young LLP (filed herewith)
25.1       Powers of Attorney (set forth on signature page)
27         Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

    On February 27, 1997, the Company filed a current report of Form 8-K, announcing that the Company changed its independent accounting firm to Ernst & Young LLP.

                                      SIGNATURES

    In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               IntraNet Solutions, Inc.
                               ("Registrant")

Dated:  June 30, 1997          BY  /s/ Robert F. Olson
                               -----------------------
                                         Robert F. Olson
                                         Chairman of the Board and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed on June 30, 1997 by the following persons on behalf of the Registrant, in the capacities indicated.

    Each person whose signature appears below constitutes and appoints Jeffrey J. Sjobeck as his true and lawful attorney-in-fact and agent with the full power of substitution and resubstitution, for him and his name place and stead, in any all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


                               By:  /s/ Robert F. Olson
                                   -----------------------------
                                   Robert F. Olson

                              Its: Chief Executive Officer
                                   -----------------------------
                                   (Principal Executive Officer)

                               By:  /s/ Jeffrey J. Sjobeck
                                   ------------------------------
                                   Jeffrey J. Sjobeck

                              Its: Chief Financial Officer
                                   -----------------------------
                                   (Principal Financial Officer)

                               By:  /s/ James G. Sippl
                                   -----------------------------
                                   James G. Sippl

                              Its: Chief Operating Officer
                                   -----------------------------
                                   (Principal Operating Officer)

                               By:  /s/ Ronald E. Eibensteiner
                                   -----------------------------
                                   Ronald E. Eibensteiner

                              Its: Director
                                   -----------------------------

                               By:  /s/ Henry Fong
                                   -----------------------------
                                   Henry Fong

                              Its: Director
                                   -----------------------------

                               By:  /s/ David D. Koentopf
                                   -----------------------------
                                   David D. Koentopf

                              Its: Director
                                   -----------------------------

                        INTRANET SOLUTIONS, INC.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants - Ernst & Young LLP .....................F-2

Report of Independent Accountants - Lund Koehler Cox & Company PLLP........F-3

Consolidated Balance Sheets as of March 31, 1996 and 1997..................F-4

Consolidated Statements of Operations for the years ended
  March 31, 1995, 1996 and 1997............................................F-5

Consolidated Statements of Stockholders' Equity (Deficit) for
  the years ended March 31, 1995, 1996 and 1997............................F-6

Consolidated Statements of Cash Flows for the years ended
  March 31, 1995, 1996 and 1997............................................F-7

Notes to Consolidated Financial Statements.................................F-8

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
IntraNet Solutions, Inc.

     We have audited the accompanying consolidated balance sheet of IntraNet Solutions, Inc. as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the March 31, 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntraNet Solutions, Inc. at March 31, 1997 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that IntraNet Solutions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has net capital and working capital deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plan in regard to these matters are also described in Note 1). The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              ERNST & YOUNG LLP

Minneapolis, Minnesota
June 30, 1997

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
IntraNet Solutions, Inc.

     We have audited the consolidated balance sheet of IntraNet Solutions, Inc. as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntraNet Solutions, Inc. at March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                 LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
May 14, 1996

                              INTRANET SOLUTIONS, INC.
                            CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                            MARCH 31,
                                                     ------------------------
                                                        1996          1997
                                                     ----------    ----------
CURRENT ASSETS:
    Cash...........................................  $   37,513     $  121,798
    Accounts receivable, net.......................   3,102,394      3,612,803
    Note receivable................................          --        801,993
    Inventories....................................     324,523        495,960
    Prepaid expenses and other current assets......     418,438        523,703
                                                     ----------      ---------
      Total current assets.........................   3,882,868      5,556,257

PROPERTY AND EQUIPMENT, NET........................   1,539,318      2,615,224
INTANGIBLE ASSETS, NET.............................     290,680        841,511
                                                     ----------      ---------
                                                     $5,712,866     $9,012,992
                                                     ----------      ---------
                                                     ----------      ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Revolving credit facility......................  $1,108,098     $1,809,086
    Convertible promissory notes...................     550,000             --
    Current portion of promissory notes payable,
     net of discount...............................          --        808,932
    Current portion of long-term debt..............     127,496      1,019,599
    Current portion of capital lease obligations...     148,045        233,097
    Accounts payable...............................   2,701,244      2,716,723
    Accrued expenses...............................     324,752        802,585
                                                     ----------     ----------
      Total current liabilities....................   4,959,635      7,390,022

LONG-TERM DEBT, NET OF CURRENT PORTION.............     108,341        812,930
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION..     598,065        683,514
OTHER..............................................      68,008        199,887
                                                     ----------     ----------
      Total liabilities............................   5,734,049      9,086,353
                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, 12,500,000 shares
      authorized, 4,318,583 and 7,523,603 issued
      and outstanding, respectively................      43,186         75,236
    Additional paid-in capital.....................     (51,793)     3,827,356
    Retained earnings (deficit)....................       3,631     (3,744,833)
    Unearned compensation..........................     (16,207)      (231,120)
                                                     ----------     ----------
      Total stockholders' equity (deficit).........     (21,183)       (73,361)
                                                     ----------     ----------
                                                     $5,712,866     $9,012,992
                                                     ----------      ---------
                                                     ----------      ---------


    The accompanying notes are an integral part of the Financial Statements.

                               INTRANET SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED
                                                               MARCH 31,
                                                 -------------------------------------
                                                     1995        1996         1997
                                                 -----------  -----------  -----------

REVENUES:
      Hardware integration...................... $ 5,015,758  $ 8,198,800  $10,476,702
      Software, technical services and support..   4,738,648    4,522,054    5,713,874
      Distribution services.....................     692,255    1,514,888    3,819,430
                                                 -----------  -----------  -----------
        Total revenues..........................  10,446,661   14,235,742   20,010,006
                                                 -----------  -----------  -----------

COST OF REVENUES:
      Hardware integration......................   4,350,199    6,795,594    8,792,240
      Software, technical services and support..   2,879,454    2,799,650    3,345,764
      Distribution services.....................     371,037    1,113,009    3,009,580
                                                 -----------  -----------  -----------
        Total cost of revenues..................   7,600,690   10,708,253   15,147,584
                                                 -----------  -----------  -----------
        Gross profit............................   2,845,971    3,527,489    4,862,422
                                                 -----------  -----------  -----------

OPERATING EXPENSES:
      Sales and marketing.......................   1,244,995    1,827,003    3,022,532
      General and administrative................   1,025,527    1,347,704    3,706,016
      Research and development..................     341,740      496,066    1,115,782
      Special charges...........................          --           --      456,080
                                                 -----------  -----------  -----------
        Total operating expenses................   2,612,262    3,670,773    8,300,410
                                                 -----------  -----------  -----------
        Income (loss) from operations...........     233,709     (143,284)  (3,437,988)

INTEREST EXPENSE, NET...........................      97,033      230,293      310,476
                                                 -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES...............     136,676     (373,577)  (3,748,464)
      Provision for (benefit of) income taxes...      64,553     (125,770)          --
                                                 -----------  -----------  -----------
NET INCOME (LOSS)............................... $    72,123  $  (247,807) $(3,748,464)
                                                 -----------  -----------  -----------
                                                 -----------  -----------  -----------
NET INCOME (LOSS) PER COMMON SHARE.............. $      0.01  $     (0.04) $     (0.58)
                                                 -----------  -----------  -----------
                                                 -----------  -----------  -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......   8,637,166    5,762,055    6,418,111
                                                 -----------  -----------  -----------
                                                 -----------  -----------  -----------

        The accompanying notes are an integral part of the financial statements.

                                       INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK      ADDITIONAL     RETAINED
                                    -------------------    PAID-IN       EARNINGS       UNEARNED
                                     SHARES     AMOUNT     CAPITAL       (DEFICIT)    COMPENSATION      TOTAL
                                    ---------   -------   ----------   ------------   ------------  -----------
BALANCE - MARCH 31, 1994            8,637,166   $86,372   $  (86,372)   $   324,037    $       -    $   324,037

  Grant of compensatory
  stock options                             -         -       29,343              -      (29,343)             -

  Stock option compensation
  earned                                    -         -            -              -       11,564         11,564

  Net income                                -         -            -         72,123            -         72,123
                                    ---------   -------   ----------    -----------    ---------    -----------

BALANCE - MARCH 31, 1995            8,637,166    86,372      (57,029)       396,160      (17,779)       407,724

  Repurchase of common stock       (4,318,583)  (43,186)           -       (144,722)           -       (187,908)

  Grant of compensatory
  stock options                             -         -        5,236              -       (5,236)             -

  Stock option compensation
  earned                                    -         -            -              -        6,808          6,808

  Net loss                                  -         -            -       (247,807)           -       (247,807)
                                    ---------   -------   ----------    -----------    ---------    -----------

BALANCE - MARCH 31, 1996            4,318,583    43,186      (51,793)         3,631      (16,207)       (21,183)

  Grant of compensatory
  stock options                             -         -      241,222              -     (241,222)             -

  Exercise of stock options
  and warrants                         60,926       609       66,610              -            -         67,219

  Stock option compensation
  earned                                    -         -            -              -       26,309         26,309

  Conversion of
  promissory notes                    158,346     1,583      548,417              -            -        550,000

  Shares issued in
  reverse acquisition               2,940,587    29,406    2,583,352              -            -      2,612,758

  Shares issued in conjunction
  with acquisition                     45,161       452      349,548              -            -        350,000

  Warrants issued in conjunction
  with promissory notes                     -         -       90,000              -            -         90,000

  Net loss                                  -         -            -     (3,748,464)           -     (3,748,464)
                                    ---------   -------   ----------    -----------    ---------    -----------

BALANCE - MARCH 31, 1997            7,523,603   $75,236   $3,827,356    $(3,744,833)   $(231,120)   $   (73,361)
                                    ---------   -------   ----------    -----------    ---------    -----------
                                    ---------   -------   ----------    -----------    ---------    -----------

       The accompanying notes are an integral part of the financial statements.

                                 INTRANET SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MARCH 31,
                                                     ----------------------------------------
                                                        1995          1996           1997
                                                     ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $72,123      $(247,807)   $(3,748,464)
  Adjustments to reconcile net income (loss)
  to cash flows from operating activities -
   Depreciation and amortization                       158,160        327,221        613,704
   Stock option compensation earned                     11,564          6,808         26,309
   Deferred income taxes                                47,766        (66,000)             -
   Non-cash special charges                                  -              -        306,080
  Changes in operating assets and liabilities         (325,039)      (304,831)      (494,184)
                                                     ----------   ------------   ------------
  Cash flows from operating activities                 (35,426)      (284,609)    (3,296,555)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from note receivable                              -              -      1,114,169
  Proceeds from sale of fixed assets                         -        126,286         20,875
  Purchases of fixed assets                           (363,512)      (364,193)      (696,002)
  Purchase of businesses                                     -       (200,000)      (675,778)
  Acquisition of covenant-not-to-compete                     -       (200,000)             -
                                                     ----------   ------------   ------------
  Cash flows from investing activities                (363,512)      (637,907)      (236,736)
                                                     ----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from revolving credit facility          103,162        874,936        638,411
  Proceeds from convertible promissory notes                 -        550,000              -
  Proceeds from long-term debt                         640,000              -      2,321,511
  Payments on long-term debt                          (456,655)      (119,163)      (330,624)
  Payments on capital leases                           (16,074)      (204,983)      (188,341)
  Repurchase of treasury stock                               -       (150,000)        (8,800)
  Proceeds from stock options and warrants                   -              -         67,219
  Proceeds from reverse merger                               -              -      1,118,200
                                                     ----------   ------------   ------------
  Cash flows from financing activities                 270,433        950,790      3,617,576
                                                     ----------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                       (128,505)        28,274         84,285
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         137,744          9,239         37,513
                                                     ----------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $9,239        $37,513       $121,798
                                                     ----------   ------------   ------------
                                                     ----------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                               $97,768       $226,533       $351,955
  Cash paid for income taxes                           $22,387        $19,396           $600

NONCASH FINANCING AND INVESTING ACTIVITIES:
  Equipment acquired with capital lease obligation    $758,817        $93,530       $328,460
  Common stock redeemed with note payable, net               -        $37,908              -
  Common stock issued on purchase of business                -              -       $350,000

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                $(748,428)   $(1,002,824)     $(280,350)
  Inventories                                         (199,530)       (67,889)       (20,853)
  Prepaid expenses and other current assets            (75,955)      (306,831)      (499,849)
  Accounts payable                                     628,468        969,949        (41,048)
  Accrued expenses                                      70,406        102,764        347,916
                                                     ----------   ------------   ------------
  Net changes in operating assets and liabilities    $(325,039)     $(304,831)     $(494,184)
                                                     ----------   ------------   ------------
                                                     ----------   ------------   ------------

       The accompanying notes are an integral part of the financial statements.

                                INTRANET SOLUTIONS, INC
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF THE BUSINESS

     IntraNet Solutions, Inc. (the "Company") provides integrated solutions for the creation, management and distribution of critical business information, as a part of the document management business segment. The Company offers its customers a variety of products, including proprietary intranet document management software, customized off-the-shelf software applications, hardware and software implementation, and electronic distribution and on-demand publishing services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

     On July 31, 1996, the Company's predecessor, MacGregor Sports and Fitness, Inc. ("MSF") and IntraNet Integration Group, Inc., a Minnesota corporation ("Integration", formerly known as Technical Publishing Solutions, Inc.) closed on a tax-free reorganization pursuant to which Integration became a wholly-owned subsidiary of the Company, and MSF changed its name to IntraNet Solutions, Inc. The transaction was accomplished through a tax-free reverse subsidiary merger whereby Integration merged with and into a wholly owned subsidiary of MSF, with the Company as the surviving corporation (the "Merger"). The Company recorded this transaction and the total consideration of approximately $2.6 million, including $1.1 million in cash and $1.9 million in a note receivable, net of $400,000 in transaction costs, as an acquisition and recapitalization. Accordingly, historical financial statements presented are those of the Company.

GOING CONCERN

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the fiscal years ended March 31, 1996 and 1997 and has generated an accumulated deficit from inception through March 31, 1997 of $3,744,833 and has a working capital deficit of $1,833,765 at March 31, 1997. These conditions give rise to the question about the Company's ability to generate positive cash flows and fund operations. The Company is not generating sufficient revenues from its operations to fund its activities and is, therefore, dependent on future financing activities to continue as a going concern. The Company is evaluating several financing alternatives, including the sale of equity and debt securities, however, there can be no assurance that the Company will be successful in completing a financing transaction. Any equity financing may be dilutive to shareholders, and additional debt financings, if available, may involve restrictive covenants and terms.

     Because of uncertainties regarding the achievability of management's plans, no assurance can be given as to the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products, (iii) the sale of maintenance and support contracts, (iv) the sale of training, consulting and development services, and (v) the sale of on-demand publishing and other printing services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 91-1 "Software Revenue Recognition." Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain and collection of the resulting sale price is probable. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized

                                INTRANET SOLUTIONS, INC
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the time of sale if the Company does not expect to have material future obligations to service the contract. Revenue from training, consulting and developmental services are recognized as the related services are performed. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have maturities of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

     Inventories, consisting primarily of computer hardware and software and publishing supplies, are valued at the lower of cost (first-in, first-out) or market value. The Company's policy is to perform quarterly evaluations of inventory, based upon business trends, to specifically identify obsolete, slow-moving and nonsalable inventory. Inventory reserves are evaluated quarterly to ensure they continually reflect the current business environment and trends.

PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets, three to seven years, or the life of the lease, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. The carrying value of property and equipment is assessed annually and/or when circumstances indicating that their carrying value may be impaired or not recoverable. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

INTANGIBLE ASSETS

     Intangible assets, consisting of goodwill and agreements not to compete, are recorded at cost and are presented net of accumulated amortization of $34,300 and $122,300 at March 31, 1996 and 1997, respectively. Goodwill is amortized on a straight-line basis over terms of eight to fifteen years. Agreements not to compete are amortized on a straight-line over basis their respective terms. Amortization expense was $0, $34,300 and $88,000 for the years ended March 31, 1995, 1996 and 1997, respectively. The carrying value of intangible assets is assessed periodically or when factors indicating an impairment are present. The Company employs an undiscounted cash flow method of assessment for these assets.

SOFTWARE DEVELOPMENT COSTS

     Software development costs generally are expensed as incurred as development expense. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, that the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

ADVANCED ROYALTIES

     The Company does not capitalize any nonrefundable advance royalties until its has an established market for its products. Nonrefundable advance royalties that qualify for capitalization are expensed at the contractual royalty rate based on actual product sales.

                            INTRANET SOLUTIONS, INC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No.
109, ACCOUNTING FOR INCOME TAXES, under which deferred income tax assets and liabilities are recognized for the differences between financial and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is determined by dividing net income
(loss) by the weighted average number of common share and common share equivalents outstanding during each period. Common share equivalents include the dilutive effects of options and warrants which are assumed to be exercised at the beginning of periods using the treasury stock method and the fair value of the Company's common shares. Common share equivalents are not included in the calculation if the effect is anti-dilutive. Primary and fully diluted net income (loss) per share are the same.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the periods presented is not expected to be material.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEFERRED FINANCING COSTS

     Costs incurred through March 31, 1997 of approximately $169,900, in connection with financing and registration costs, have been deferred. Such costs will be charged against the proceeds of the related offering upon completion, or expensed if the offering is not completed.

RECLASSIFICATIONS

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

(3) SPECIAL CHARGES

     During the quarter ended March 31, 1997, the Company formalized details of a change in strategic focus designed to increase emphasis on its higher margin proprietary software products, reduce future capital investment requirements associated with expansion of its digital distribution facilities, reduce operating costs, and improve operations. As a result of this change in strategic focus the Company recorded a one-time special charge against earnings in the fourth quarter totaling $456,000. Included in this change in strategy was the discontinuation of certain distribution group operations in Denver and Milwaukee, primarily facility and equipment leases. The discontinuation of these operations reflects a change in strategy toward leveraging its proprietary software development and technological expertise, resulting in more centralized growth of the Company's digital distribution services that incorporates strategic alliances with partner printers to perform remote production services rather than direct investment by the Company. These actions resulted in an accrual for the remaining facility and equipment lease obligations (net of estimate for related sublease income) of $219,400, and the write-off of $86,700 of goodwill related to the acquisition of these facilities. The accrual of $130,000 related to these lease obligations are included in other liabilities, net of $89,400 current portion, included in accrued expenses.

                            INTRANET SOLUTIONS, INC
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) SUBSEQUENT EVENT

     On June 6, 1997, $250,000 of the Company's 9% promissory notes were converted into approximately 71,000 shares of the Company's Common Stock at a rate of $3.50 per share. The exercise price of the related warrants to purchase 50,000 shares of the Company's Common Stock was also adjusted to $3.50 per share.

(5) NOTE RECEIVABLE

     In conjunction with the reverse merger and recapitalization (see Note 1) the Company acquired a note receivable from the predecessor entity in the amount of $1,910,000. The note represents the balance due from Hutch Sports USA, Inc. for the sale of the rights to use the MacGregor trademark. The note requires monthly principal instalments of $159,200 plus interest at prime. At March 31, 1997, the remaining balance due on the note, including accrued interest, was $802,000. The note matures July 1997 and has accordingly been classified as a current asset. The fair value of the note receivable approximates its carrying value.

(6) BUSINESS ACQUISITIONS

On November 21, 1996, the Company acquired substantially all the assets and liabilities of a graphic communications and custom printing company based in Phoenix, Arizona for a total purchase price of $1,293,600. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The transaction has been accounted for using the purchase method of accounting and accordingly, the operations of the business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price exceeded the fair value of the net assets acquired by $725,500, and the resulting goodwill is being amortized over fifteen years.

     The following unaudited pro forma financial information for the years ended March 31, 1996 and 1997 give effect to the acquisition as if they had occurred effective at the beginning of each respective period.

                                            Year ended March 31,
                                    -------------------------------------------
                                       1996                           1997
                                       ----                           ----

Revenue                             $17,135,817                   $21,679,340
Net loss                              $(315,834)                   (3,767,878)
Loss per share                            $(.05)                        $(.58)
Shares used in per share calculation  5,777,149                     6,446,940


The unaudited pro forma financial information above does not purport to represent the results which would actually have been obtained if the acquisition had been in effect during the period covered or any future results which may in fact be realized.

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                                   March 31,
                                        ---------------------------------------
                                         1996                           1997
                                        -----                           ----

Equipment and furniture                 $2,007,626                   $3,372,067
Vehicles                                     -                           53,410
Leasehold improvements                      13,429                      167,799
                                        ----------                   -----------
Total property and equipment             2,021,055                    3,593,276

Less: accumulated depreciation             481,737                      978,052
                                     -------------                   ----------
  Total property and equipment, net     $1,539,318                   $2,615,224
                                     -------------                   ----------
                                     -------------                   ----------

Property and equipment includes items under capital leases of, $852,300, and $1,216,300, net of accumulated depreciation of $147,800, and $305,900, as of March 31, 1996 and 1997, respectively. Depreciation expense was $158,200, $292,900 and $508,400 for the years ended March 31, 1995, 1996 and 1997, respectively.

                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) REVOLVING CREDIT FACILITY

The Company has a revolving credit agreement that provides for borrowings of up to $3.1 million based on available collateral. Advances of $1,108,100, and $1,809,100 were outstanding as of March 31, 1996 and 1997, respectively. Advances are due on demand and accrue interest at the bank's base lending rate plus 2.5% (the effective rate of interest was 10.75% as of March 31, 1995 and 1996, and 11.0% on March 31, 1997). As of March 31, 1997 the Company had borrowing availability, based on available collateral, of approximately $34,000. The agreement is secured by substantially all Company assets, personally guaranteed by a stockholder, and requires the Company to meet various covenants including maintenance of minimum levels of net worth.
During the year ended March 31, 1997, the Company violated its book net worth covenant. The Company has received a waiver of this violation through August 31, 1997. Total debt underlying this agreement, including long-term debt, was $2.6 million as of March 31,1997.

(9) LONG TERM DEBT AND CAPITAL LEASES

LONG-TERM DEBT -

                                                        March 31,
                                                -------------------------
                                                  1996             1997
                                                --------         --------
Term loans - bank, monthly principal
installments of $35,400 plus interest at
the bank's base lending rate plus 2.5%
(effective rates of 10.75% at March 31,
1996 and 10.5% to 11.0% at March 31, 1997),
matures at various dates from April 1998
through December 2000, secured by
substantially all Company assets and
guaranteed by a stockholder.(1)                  $208,337         $825,141

Notes payable - stockholder, due on
demand, quarterly interest payments at
12%, unsecured and subordinated to
bank indebtedness.                                 27,500           27,500

Promissory notes - due January 15,
1998, and April 15, 1998 net of $72,473
discount, interest at 9% due at maturity,
$750,000 secured by substantially all
Company assets andsubordinated to bank
debt.(2)                                            --           1,427,527

Note Payable - LaFountain Corporation,
principal installment of $133,313 due on
March 1, 1998, quarterly interest
payments at prime plus 1.5%, unsecured.             --             133,313

Notes Payable - other, monthly principal
installments of $3,000 plus interest at
prime plus 2.0%, secured by equipment
and vehicles.                                       --             227,980
                                                ---------        ---------
Total long-term debt                              235,837        2,641,461
Less: current maturities                          127,496        1,828,531
                                                ---------        ---------
   Long-term debt, net                           $108,341       $  812,930
                                                ---------        ---------
                                                ---------        ---------

     (1) The Company has obtained a waiver from its primary lender with respect to a book net worth violation with respect to these term loans. The waiver expires August 31, 1997 if not otherwise cured and, accordingly, the term loans have been classified as short term.

     (2) The Company has issued $1.5 million of promissory notes, $800,000 of which is secured and $250,000 of which was issued beneficially to the principal stockholder of the Company. Included in the $1.5 million promissory notes, the Company issued $150,000 to an officer of the Company and $125,000 beneficially to a member of the Board of Directors. The promissory notes bear interest at 9% plus 300,000 warrants with initial exercise prices of

                            INTRANET SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$6.00. The notes mature on January 15, 1998 ($850,000) and April 15, 1998 ($650,000). Interest is payable at maturity and the warrant exercise price may adjust to a floor of $4.00 based on the fair market value of the Company's common stock. The amounts outstanding at March 31, 1997 are recorded net of a discount of $72,473 which is the value ascribed to the warrants, or $1,427,527. Such amount will be accreted to its redemption value over the term of the debt, resulting in an effective rate of 16%.

On June 6, 1997, $250,000 of the 9% promissory notes were converted to Common Stock. (See Note 4)

Future maturities of long-term debt are as follows:

          1998                                     $1,869,599
          1999                                        684,056
          2000                                         34,509
          2001                                         35,010
          Thereafter                                   90,760
                                                   ----------
                                                    2,713,934
          Less: amount representing
          unamortized warrant discount                 72,473
                                                   ----------
                                                   $2,641,461
                                                   ----------
                                                   ----------

     The fair value of long-term debt approximates its carrying value, estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of securities.

CAPITAL LEASE OBLIGATIONS - The Company has certain assets under capital lease obligations. The leases require total monthly payments of $28,400 and carry interest rates between 10.1% and 16.6%.

The minimum lease payments required under the capital leases together with the present value of the minimum lease payments at March 31, 1997 are as follows:

          1998                                     $  342,155
          1999                                        340,173
          2000                                        285,147
          2001                                        120,332
          2002                                         63,768
                                                   ----------
          Total                                     1,151,575
          Less: amount representing interest          234,964
                                                   ----------
          Present value of future minimum lease       916,611
          payments
          Less: current portion                       233,097
                                                   ----------
            Long-term portion                      $  683,514
                                                   ----------
                                                   ----------

Total interest expense was $97,000, and $230,300 and $380,200 for the years ended March 31, 1995, 1996 and 1997, respectively.

(10) STOCKHOLDERS' EQUITY

     STOCK REDEMPTION - During July 1995, the Company agreed to acquire 50% of its outstanding common stock from a single stockholder for $200,000. The Company paid $150,000 at closing with the remaining $50,000 due in $10,000 annual installments without interest. The Company has recorded the remaining payment obligation at its net present value and is accreting such amount to its redemption value over the term of the agreement.

     STOCK SPLITS - On June 2, 1995, the Company declared a 900-for-1 stock split, on November 6, 1995, the Company declared a 21.22-for-1 stock split, and on October 31, 1996, the Company declared a 1-for-4 reverse stock split. The effects of the stock splits have been retroactively applied in the financial statements.

                             INTRANET SOLUTIONS, INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     WARRANTS - As of March 31, 1997, the Company has 183,500 publicly traded redeemable warrants outstanding. Each warrant entitles the holder the right to purchase one share of the Company's common stock at an exercise price of $4.00. Unless extended, the warrants have an expiration date of October 31, 1997. The Company may call the warrants for redemption at a price of $.05 per warrant upon thirty day written notice at any time. The Company also has 770,180 non-redeemable stock purchase warrants with exercise prices of $0.29 to $9.00, outstanding at March 31, 1997. The warrants expire on various dates through December, 2001.

     STOCK OPTIONS - On January 16, 1996, the Board of Directors approved the 1994-1997 Stock Option Plan (the Plan), pursuant to which options and other awards to acquire an aggregate of 2,500,000 shares of the Company's common stock may be granted. The Company integrated all previously granted options into the Plan. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability.

     Certain options have exercise prices less than the fair market value of the Company's common stock on the date of the grant. The Company recognizes the compensation element of these grants over the vesting period of the related options, generally five years. The options generally vest over periods of one to five years.

     The Company has elected to follow Accounting Principles Board Opinion No 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     PRO FORMA information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for those options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1996 and 1997: risk free interest rates of 6%, dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 65% and a weighted-average expected life of the options 8.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of PRO FORMA disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                        Year Ended           Year Ended
                                         March 31,            March 31,
                                           1996                 1997
                                      -------------        --------------
PRO FORMA net loss                      $(387,300)          $(4,231,100)
PRO FORMA net loss per common share       $(.07)               $(0.66)

                             INTRANET SOLUTIONS, INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma effect on net loss for the years ended March 31, 1996 and March 31, 1997 is not representative of the PRO FORMA effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     A summary of the Company's stock option activity, and related information through March 31, 1997 is as follows:

                                                                  Weighted-
                                                                   Average
                                                      Options   Exercise Price
                                                      -------   --------------

     Outstanding as of April 1, 1994                     --           --
     Granted                                           497,771      $ .22
                                                     ---------      -----
     Outstanding as of March 31, 1995                  497,771        .22
     Granted                                           934,166       4.25
                                                     ---------      -----
     Outstanding as of March 31, 1996                1,431,937       2.85
     Granted                                           353,500       6.29
     Exercised                                         (47,618)       .76
     Forfeited                                        (168,106)      3.15
                                                     ---------      -----
     Outstanding as of March 31, 1997                1,569,713      $3.66
                                                     ---------      -----
                                                     ---------      -----
     Weighted-average fair value of options granted
     during the year ended March 31, 1997                $6.44
                                                     ---------
                                                     ---------

     The following table summarizes information about the stock options outstanding at March 31, 1997:

                               Options Outstanding                     Options Exercisable
                ----------------------------------------------     ------------------------------
                                   Weighted-         Weighted-
                                    Average           Average                         Weighted-
  Range of        Number           Remaining          Exercise       Number            Average
Exercise Price  Outstanding     Contractual Life       Price       Exercisable     Exercise Price
--------------  -----------     ----------------     ---------     -----------     --------------
 $.20-$.56         444,432            7.5             $  .27         229,161           $  .23
   3.12            491,027            8.5               3.12         178,072             3.12
$4.63-$5.87        252,205            8.8               4.95          79,044             4.84
$6.00-6.50         273,750            9.5               6.30            --                --
  10.36            108,299            8.9              10.36         108,299            10.36
                 ---------            ---             ------         -------           ------
$.20-$10.36      1,569,713            8.6             $ 3.38         594,576           $ 3.55
                 ---------            ---             ------         -------           ------
                 ---------            ---             ------         -------           ------

(11) RETIREMENT SAVINGS PLAN

     The Company maintains a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have reached the age of 21. Profit sharing contributions by the Company are discretionary. Contributions for the years ended March 31, 1995, 1996 and 1997 were $48,200, $0 and $0, respectively.

                          INTRANET SOLUTIONS, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) INCOME TAXES

     The Company's provision for income taxes consisted of the following components:


                            Years Ended March 31,
                      ---------------------------------
                        1995          1996         1997
                      ---------------------------------
Current:
  Federal             $12,787       ($59,770)      $--
  State                 4,000          --           --
                      -------      ----------     -----
    Total              16,787        (59,770)       --
Deferred               47,766        (66,000)       --
                      -------      ----------     -----
    Total provision   $64,553      ($125,770)      $--
                      -------      ----------     -----
                      -------      ----------     -----


     The tax effects of temporary differences giving rise to the deferred items consisted of the following at:

                                                       March 31,
                                                  1996          1997
                                                ---------    ----------
Deferred tax liabilities:
  Depreciation and amortization                 $(118,000)    $(123,800)

Deferred tax assets:
  Deferred revenue                                     --        84,100
  Allowance for doubtful accounts and returns      12,000        72,600
  Inventory                                        12,000        11,800
  Special charge reserve                                         87,700
  Net operating loss carryforwards                 71,000     1,409,000
  Alternative minimum tax credit
  carryforwards                                     --           23,800
  Other                                             9,000        22,000
                                                ---------    ----------
                                                   14,000     1,587,200
Valuation allowance                                 --       (1,587,200)
                                                ---------    ----------
Net deferred tax (liability)                     $(14,000)      $--
                                                ---------    ----------
                                                ---------    ----------

     Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the approximate carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $3.5 million which begin to expire in 2011. Included in the NOL is approximately $296,000 of deductions resulting from disqualifying dispositions of stock options. These deductions currently have full valuation allowance and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as additional paid-in capital. The Company also had alternative minimum tax credit carryovers at March 31, 1997 of approximately $23,800. The valuation allowance at March 31, 1997 was recognized to completely reserve for the net deferred tax assets. The reserve has been established due to the uncertainty of future taxable income which is necessary to realize the benefits of the deferred tax assets.

                          INTRANET SOLUTIONS, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES -- The Company has entered into certain noncancelable operating lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases was, $220,000, $254,700, and $874,100 for the years ended March 31, 1995, 1996, and 1997, respectively.

Minimum remaining rental commitments under operating leases as of March 31, 1997 are as follows:

          1998                                             $1,293,582
          1999                                              1,246,690
          2000                                                938,528
          2001                                                591,105
          2002                                                397,300
          Thereafter                                          367,808
                                                           ----------
             Total                                         $4,835,013
                                                           ----------
                                                           ----------

     SOFTWARE ROYALTIES -- The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon actual sales of certain software products. At March 31, 1996 and 1997, the Company had advanced royalties of $50,000 and $51,500, respectively. Royalties earned during the year ended March 31, 1997 were $209,200. No royalties had been earned in previous periods.

     CONSULTING AGREEMENT -- The Company has a consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

(14) CONCENTRATION OF RISK

     MAJOR SUPPLIERS -- The Company utilizes a single supplier to provide the majority of its computer hardware sales. Purchases from this supplier were approximately 54%, 68%, and 67% of total product purchases during the years ended March 31, 1995, 1996 and 1997, respectively. The Company has a supply and resale agreement with this supplier that expires June 30, 1997 and is annually renewable.

     The Company utilizes a single supplier to provide the majority of its software and maintenance services. Purchases from this supplier were approximately 14%, 13% and 12% of total product purchases during the years ended March 31, 1995, 1996, and 1997, respectively. The Company has a supply and resale agreement with this supplier that expires March 31, 1999.

     ACCOUNTS RECEIVABLE -- Accounts receivable is presented net of an allowances of $6,600, $30,000 and $181,500 as of March 31, 1995, 1996 and
1997, respectively. The Company sells its products and services principally to large United States customers. No customer has accounted for 10% or more of the Company's revenues in the years ended March 31, 1995, 1996 and 1997. Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been minimal and have been within management's expectations.