Form 10QSB
period 1997-06-30
INTRANET SOLUTIONS INC
filed 1997-08-13
CIK 867347

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from -------- to --------.

Commission file number  0-19817
                        -------

                             IntraNet Solutions, Inc.
             (Exact Name of Registrant as Specified in Its Chapter)
-------------------------------------------------------------------------------

           Minnesota                                   41-1652566
---------------------------------          ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

         9625 West 76th Street, Suite 150, Eden Prairie, Minnesota  55344
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

Yes  X     No
    ----   ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AT AUGUST 8, 1997 THERE WERE 7,629,031 SHARES OF COMMON STOCK, $0.01 PAR VALUE OUTSTANDING.

                             INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                                  June 30, 1997


Part I     Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheets -
           June 30, 1997 and March 31, 1997                          3


           Consolidated Statements of Operations -
            for the three months ended June 30, 1997 and 1996        4


           Consolidated Statements of Cash Flows -
            for the three months ended June 30, 1997 and 1996        5


           Notes to Consolidated Financial Statements                6


Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8


Part II:   Other Information


Item 6:    Exhibits and Reports on Form 8-K                         13

                             INTRANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                        March 31,       June 30,
                                                          1997            1997
                                                     --------------   --------------
CURRENT ASSETS:
  Cash                                                $  121,798      $  111,210
  Accounts receivable, net                             3,612,803       4,606,266
  Note receivable                                        801,993         570,580
  Inventories                                            495,960         441,656
  Prepaid expenses and other current assets              523,703         566,351
                                                     --------------   --------------
   Total current assets                                5,556,257       6,296,063


PROPERTY AND EQUIPMENT, NET                             2,615,224      2,524,560
INTANGIBLE ASSETS, NET                                    841,511        819,419
                                                     --------------   --------------
                                                       $9,012,992     $9,640,042
                                                     --------------   --------------
                                                     --------------   --------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Revolving credit facility                           $1,809,086     $2,451,826
   Promissory notes payable, net of discount              808,932      1,207,947
   Current portion of long-term debt                    1,019,599        594,722
   Current portion of capital lease obligations           233,097        241,014
   Accounts payable                                     2,716,723      3,709,226
   Accrued expenses                                       802,585        786,010
                                                     --------------   --------------
    Total current liabilities                           7,390,022      8,990,745


   LONG-TERM DEBT, NET OF CURRENT PORTION                 812,930        501,952
   CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION      683,514        624,948
   OTHER                                                  199,887        178,443
                                                     --------------   --------------
       Total liabilities                                9,086,353     10,296,088
                                                     --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock, $.01 par value, 25,000,000 undesignated shares authorized, 7,523,603 and 7,606,431 issued and outstanding,
   respectively                                            75,236         76,064
   Additional paid-in capital                           3,827,356      4,078,808
   Retained earnings (deficit)                         (3,744,833)    (4,597,159)
   Unearned compensation                                 (231,120)      (213,759)
                                                     --------------   --------------
   Total stockholders' equity (deficit)                   (73,361)      (656,046)
                                                     --------------   --------------
                                                       $9,012,992     $9,640,042
                                                     --------------   --------------
                                                     --------------   --------------

                                   Page 3 of 14

                           INTRANET SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended June 30,
                                               -------------------------------

                                                   1996             1997
                                               -------------    --------------
REVENUES:
  Hardware integration                           $2,391,762       $2,951,690
  Software, technical services and support        1,102,957        1,604,963
  Distribution services                             686,215        1,216,871
                                               -------------    --------------
    Total revenues                                4,180,934        5,773,524
                                               -------------    --------------

COST OF REVENUES:
  Hardware integration                            2,000,661        2,434,042
  Software, technical services and support          748,468          988,913
  Distribution services                             477,004          998,570
                                               -------------    --------------
    Total cost of revenues                        3,226,133        4,421,525
                                               -------------    --------------

    Gross profit                                    954,801        1,351,999
                                               -------------    --------------
OPERATING EXPENSES:
  Sales and marketing                               582,349          787,454
  General and administrative                        464,175          956,834
  Research and development                          258,080          305,366
                                               -------------    --------------
    Total operating expenses                      1,304,604        2,049,654
                                               -------------    --------------

    Income (loss) from operations                  (349,803)        (697,655)

INTEREST EXPENSE, NET                                86,045          154,671
                                               -------------    --------------

LOSS BEFORE INCOME TAXES                           (435,848)        (852,326)

    Provision for (benefit of) income taxes        (150,000)            --
                                               -------------    --------------

NET LOSS                                          ($285,848)       ($852,326)
                                               -------------    --------------
                                               -------------    --------------

NET LOSS PER COMMON SHARE                            ($0.07)          ($0.11)
                                               -------------    --------------
                                               -------------    --------------
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (NOTE 2)                             4,328,335        7,543,951
                                               -------------    --------------
                                               -------------    --------------

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Three Months Ended June 30,
                                                -----------------------------
                                                    1996             1997
                                                -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         ($285,848)      ($852,326)
  Adjustments to reconcile net loss
  to cash flows from operating activities-
    Depreciation and amortization                   107,031         161,642
    Stock option compensation earned                  1,221          17,361
    Discount amortization                              --            30,420
    Changes in operating assets and liabilities     182,835         (22,688)
                                                -------------  --------------
    Cash flows from operating activities              5,239        (665,591)
                                                -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from note receivable                        --           248,222
  Purchases of fixed assets                        (233,934)        (48,886)
                                                -------------  --------------
    Cash flows from investing activities           (233,934)        199,336
                                                -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from revolving credit facility       380,546         642,740
  Payments on long-term debt                        (24,999)       (117,260)
  Payments on capital leases                        (47,298)        (50,649)
  Payments on other long-term liabilities              --           (22,044)
  Repurchase of treasury stock                       29,340             600
  Proceeds from stock options and warrants             --             2,280
                                                -------------  --------------
    Cash flows from financing activities            337,589        455,667
                                                -------------  --------------

NET INCREASE (DECREASE) IN CASH                     108,894        (10,588)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       37,513         121,798
                                                -------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $146,407        $111,210
                                                -------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  INFORMATION:
  Cash paid for interest                            $86,045        $127,945
  Cash paid for income taxes                             $0          $3,531


DETAIL OF CHANGES IN OPERATING
  ASSETS AND LIABILITIES:
  Accounts receivable                              $168,837       ($993,463)
  Inventories                                      (185,556)         54,304
  Prepaid expenses and other current assets        (235,936)        (59,457)
  Accounts payable                                  522,259         992,503
  Accrued expenses                                  (86,769)        (16,575)
                                                -------------  --------------
    Net changes in operating assets and
      liabilities                                  $182,835        ($22,688)
                                                -------------  --------------
                                                -------------  --------------

                            IntraNet Solutions, Inc.
                    Notes To Consolidated Financial Statements
                     Three months ended June 30, 1997 and 1996
                                  (Unaudited)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

(2)  NET INCOME (LOSS) PER COMMON SHARE

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

(3)  Promissory Notes

During the quarter ended June 30, 1997 $250,000 of the Company's 9% promissory notes were converted into approximately 71,000 of the Company's common stock at a rate of $3.50 per share. The exercise price of the related warrants to purchase 50,000 shares of the Company's common stock was also adjusted to $3.50 per share.

(4)  SUBSEQUENT EVENTS

During July 1997, the Company closed on the sale of $4,000,000 of convertible preferred stock. The Company issued 800,000 units, each consisting of one share of $5.00 par value Series A 5% convertible preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. In connection with this transaction, the Company will record a deemed dividend that will increase the loss attributable to common shareholders by approximately $1.6 million. The deemed dividend will have no effect on stockholders equity.

The following unaudited proforma consolidated balance sheet presents the financial position of the Company as if the transactions described above had occurred as of June 30, 1997:

ASSETS

                                                         PROFORMA
                                       HISTORICAL       ADJUSTMENTS        PROFORMA
                                       ----------       -----------        --------
Current Assets                         $6,296,063       $3,850,000 (A)     $9,696,063
                                                         ($450,000)(B)

Property and equipment, net             2,524,560                           2,524,560
Intangible assets, net                    819,419                             819,419
                                       ------------    ---------------     ------------
                                       $9,640,042       $3,400,000        $13,040,042
                                       ------------    ---------------     ------------
                                       ------------    ---------------     ------------

LIABILITIES AND
STOCKHOLDERS EQUITY

Current liabilities                    $8,990,745       ($150,000) (A)     $8,840,745

Long-term liabilities                   1,305,343                           1,305,343
                                       ------------    ---------------     ------------
                                       10,296,088        (150,000)         10,146,088
Stockholders' equity (deficiency)        (656,046)      4,000,000  (A)      2,893,954
                                                         (450,000) (B)
                                       ------------    ---------------     ------------
                                       $9,640,042      $3,400,000          $13,040,042
                                       ------------    ---------------     ------------
                                       ------------    ---------------     ------------

Proforma adjustments to reflect:

A) Proceeds before related offering expenses, of Series A Convertible Preferred Stock, including the conversion of $150,000 of 9% promissory notes.
B) Estimated legal, accounting, and banking fees and other costs of the transaction

(5)RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IntraNet Solutions, Inc. ("IntraNet" or the "Company") provides integrated solutions for the creation, management and distribution of critical business information. IntraNet offers its customers a variety of products including proprietary intranet document management software, customized off-the-shelf software applications, hardware and software implementation, and electronic distribution and on-demand publishing services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

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

              RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997
                    COMPARED TO THE QUARTER ENDED JUNE 30, 1996


     REVENUES

     Total revenues increased to $5.8 million for the quarter ended June 30, 1997 from $4.2 million for the quarter ended June 30, 1996, or $1.6 million (38.1%). This increase related to increases in all revenue product lines.

     HARDWARE INTEGRATION. Hardware integration revenues increased a total of $600,000 or 23.4% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 ($3.0 million in 1997 compared to $2.4 million in 1996). The increase in hardware integration revenue was principally due to the expansion of the Company's customer base and increased sales to existing customers.

     SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $500,000, or 45.5% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 ($1.6 million in 1997 compared to $1.1 million in 1996). Increases in software and support revenue each accounted for $200,000 of the total increase, and service revenue accounted for $100,000 of the total increase. The growth in software was primarily attributable to the Company's proprietary software products. The growth in support revenue was primarily attributable to growth in the installed base of hardware and software, and renewals of support contracts.

     DISTRIBUTION SERVICES. Distribution services revenues increased a total of $500,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 ($1.2 million in 1997 compared to $700,000 in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through expansion of the direct sales force and the opening of the Company's Arizona location, net of the closing of three other locations.

     COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased to $4.4 million for the quarter ended June 30, 1997 from $3.2 million for the quarter ended June 30, 1996. Total cost of revenues as a percent of total revenues was 76.6% in 1997 compared to 77.2% in 1996. Gross profit increased to $1.4 million for the quarter ended June 30, 1997 compared to $1.0 million for the quarter ended June 30, 1996. Total gross profit as a percent of total revenues was 23.4% in 1997 compared to 22.8% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

     HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $2.4 million for the quarter ended June 30, 1997 from $2.0 million for the quarter ended June 30, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 82.5% in 1997 compared to 83.7% in 1996. Gross profit from hardware integration was 17.5% for the quarter ended June 30, 1997 compared to 16.3% for the quarter ended June 30, 1996.

     SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues increased to $1.0 million for the quarter ended June 30, 1997 from $700,000 for the quarter ended June 30, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 61.6% in 1997 compared to 67.9% in 1996. Gross profit on software, technical services and support was 38.4% for the quarter ended June 30, 1997 compared to 32.1% for the quarter ended June 30, 1996. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

     DISTRIBUTION SERVICES. Cost of distribution services revenue increased to $1.0 million for the quarter ended June 30, 1997 compared to $500,000 for the quarter ended June 30, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 82.1% in 1997 compared to 70.0% in 1996. Gross profit on distribution services was 17.9% for the quarter ended June 30, 1997 compared to 30.0% for the quarter ended June 30, 1996. Lower margins on distribution services were primarily due to costs associated with experiencing lower than optimal capacity utilization.

     OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased to $800,000 for the quarter ended June 30, 1997 compared to $600,000 for the quarter ended June 30, 1996. Sales and marketing expenses as a percent of total revenues were 13.6% in 1997 compared to 13.9% in 1996. Sales and marketing decreased as a percent of revenues primarily due to a larger base of revenues to cover fixed costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.0 million for the quarter ended June 30, 1997 compared to $500,000 for the quarter ended June 30, 1996. General and administrative expenses as a percent of total revenue were 16.6% in 1997 compared to 11.1% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility costs.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $300,000 for each of the quarters ended June 30, 1997 and June 30, 1996. Research and development expenses as a percent of total revenue were 5.3% in 1997 compared to 6.2% in 1996. Total research and development expenses increased in 1997 compared to 1996 reflecting the introduction of the Company's proprietary software product during the fiscal year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1996, the Company issued $1.0 million 9% promissory notes. During the fourth quarter of fiscal 1997 the Company issued an additional $500,000 9% promissory notes. As additional consideration for the loans, the Company issued each lender a warrant to acquire an aggregate of 300,000 shares of Common Stock at a variable exercise price ranging from $4.00-$6.00 based upon the trading range of the Common Stock. During the quarter ended June 30, 1997, $250,000 of these notes were converted into approximately 71,000 shares of common stock at $3.50 per share.

     In July, 1997, the Company completed a $4.0 million private placement of 5% Series A $5.00 par value convertible preferred stock. Included in the $4.0 million was $150,000 of 9% promissory notes which were converted into the private placement. The remaining 9% promissory notes mature on January 15, 1998 ($850,000) and April 15, 1998 ($250,000).

     The Company's revolving working capital line of credit allows for borrowings of up to $3.1 million based on available collateral at the bank's base lending rate plus 2.5%. At June 30, 1997, the Company had advances of $2.5 million, which are due on demand. On August 8, 1997, the Company has $601,900 in advances and $1.1 million of availability on its working capital line of credit. At June 30, 1997, the Company also had term loans and promissory notes with financial institutions outstanding in the amount of $944,000. The term loans require monthly principal payments of $38,400 plus interest at the bank's base lending rate plus 2.5%. The notes issued in December 1996 are at a rate of 9% and mature on January 15, 1998. At June 30, 1997 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

     As of June 30, 1997 the Company had a note receivable due from Hutch Sports USA, Inc. ("Hutch") in the amount of $570,600. The entire amount of this note receivable is now due and in arrears. On July 28, 1997, the Company commenced a complaint against Hutch for collection of the amount due. The Company believes that there are no valid defenses available to Hutch concerning this claim and expects to receive full payment.

    As of June 30, 1997 the Company had cash of $111,210. Capital expenditures for the quarter ended June 30, 1996 and 1997, including equipment financed with capital lease obligations, were $48,900 and $142,900 respectively. During the year ended March 31, 1997 the Company acquired substantially all the assets of a graphic communications and custom printing business. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The promissory note bears interest at prime plus 1.5%. The balance of $125,200 remaining on this note is due March 1, 1998.

    The Company acquired a portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $28,400 and carry interest rates between 10.1% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $65,200 for facilities and $58,500 for production and office equipment. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

     With the completion of the $4.0 million private placement, the Company believes that the net cash received of $3.4 million, after related offering costs, and the availability under its credit line, will provide the Company adequate capital resources to sustain its current plan of operations for the forseeable future. However, the Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. Future financings, if necessary to pursue such objectives, may be dilutive to shareholders, or may contain restrictive covenants. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

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

    None

Item 3.  Defaults Upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security-Holders.

    None

Item 5.  Other Information.



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit No.   Description
         -----------   ------------
         3(i)(A)       Certificate of Designation of Series A Convertible
                       Preferred Stock.

            4.1 Form of Stock Purchase Warrant issued to purchasers of units containing the Company's Series A Convertible Preferred Stock and Stock Purchase Warrants.

           10.1 Form of Registration Rights Agreement entered into by and between the Company and purchasers of units containing the Company's Series A Convertible Preferred Stock and Stock Purchase Warrants.

     (b) Report on Form 8-k


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

                                      INTRANET SOLUTIONS, INC.
                                      (the "Registrant" or "Company")

Dated August 14, 1997                  By:   /s/ Robert F. Olson
                                          -----------------------------------
                                             Robert F. Olson

                                       Its:  Chief Executive Officer
                                           -----------------------------------
                                             (Principal Executive Officer)


Dated August 14, 1997                  By:   /s/ Jeffrey J. Sjobeck
                                             -----------------------------------
                                             Jeffrey J. Sjobeck

                                       Its:  Chief Financial Officer
                                           -----------------------------------
                                             (Principal Financial Officer)