Form 10QSB
period 1997-09-30
INTRANET SOLUTIONS INC
filed 1997-11-13
CIK 867347

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission  file number             0-19817
                         ------------------------------

                            INTRANET SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)

           Minnesota                                     41-1652566
-------------------------------------       ------------------------------------
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

Yes  __X__   No  _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 1997 there were 7,872,729 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                               September 30, 1997

      Part I      Financial Information

      Item 1.     Financial Statements
                  Consolidated Balance Sheets -
                     September 30, 1997 and March 31, 1997              3

                  Consolidated Statements of Operations -
                     for the three and six months ended
                     September 30, 1997 and 1996                        4

                  Consolidated Statements of Cash Flows -
                     for the three and six months ended
                     September 30, 1997 and 1996                        5

                  Notes to Consolidated                                 6
                     Financial Statements

      Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                         8


      Part II:    Other Information

      Item 4:     Submission of Matters to a Vote of Security-Holders   15

      Item 6:     Exhibits and Reports on Form 8-K                      15

                            INTRANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                         SEPTEMBER 30,          MARCH 31,
                                                                             1997                 1997
                                                                         -------------       -------------
CURRENT ASSETS:
      Cash                                                               $   1,172,744       $     121,798
      Accounts receivable, net                                               6,010,950           3,612,803
      Note receivable                                                          570,604             801,993
      Inventories                                                              499,264             495,960
      Prepaid expenses and other current assets                                586,431             523,703
                                                                         -------------       -------------
         Total current assets                                                8,839,993           5,556,257

PROPERTY AND EQUIPMENT, NET                                                  2,509,679           2,615,224
INTANGIBLE ASSETS, NET                                                         797,327             841,511
                                                                         -------------       -------------
                                                                         $  12,146,999       $   9,012,992
                                                                         =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Revolving credit facility                                          $   2,451,649       $   1,809,086
      Promissory notes payable, net of discount                              1,082,638             808,932
      Current portion of long-term debt                                        569,428           1,019,599
      Current portion of capital lease obligations                             248,307             233,097
      Accounts payable                                                       3,687,403           2,716,723
      Accrued expenses                                                         687,539             592,234
      Deferred revenue                                                         202,602             210,351
                                                                         -------------       -------------
         Total current liabilities                                           8,929,566           7,390,022


LONG-TERM DEBT, NET OF CURRENT PORTION                                         409,489             812,930
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                              560,429             683,514
OTHER                                                                           80,827             199,887
                                                                         -------------       -------------

         Total liabilities                                                   9,980,311           9,086,353
                                                                         -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Series A Preferred stock, $.01 par value, $5.00 stated value,
      1,000,000 shares authorized, 800,000 and 0 shares issued and
      outstanding, respectively, net of discount                             2,980,046                --
      Common stock, $.01 par value, 24,000,000 shares
      authorized, 7,693,790 and 7,523,603 issued and outstanding,
      respectively                                                              76,938              75,236
      Additional paid-in capital                                             5,861,512           3,827,356
      Retained earnings (deficit)                                           (6,554,945)         (3,744,833)
      Unearned compensation                                                   (196,863)           (231,120)
                                                                         -------------       -------------
          Total stockholders' equity (deficit)                               2,166,688             (73,361)
                                                                         -------------       -------------

                                                                         $  12,146,999       $   9,012,992
                                                                         =============       =============

   See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -------------------------------       -------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                           1997               1996               1997               1996
                                                       ------------       ------------       ------------       ------------
REVENUES:
      Hardware integration                             $  3,605,149       $  2,248,025       $  6,556,839       $  4,639,787
      Software, technical services and support            1,395,055          1,135,624          3,000,018          2,238,581
                                                       ------------       ------------       ------------       ------------
          Total revenues                                  5,000,204          3,383,649          9,556,857          6,878,368
                                                       ------------       ------------       ------------       ------------

COST OF REVENUES:
      Hardware integration                                3,089,770          1,858,218          5,523,812          3,858,879
      Software, technical services and support              577,588            700,265          1,566,501          1,448,733
                                                       ------------       ------------       ------------       ------------
          Total cost of revenues                          3,667,358          2,558,483          7,090,313          5,307,612
                                                       ------------       ------------       ------------       ------------

          Gross profit                                    1,332,846            825,166          2,466,544          1,570,756
                                                       ------------       ------------       ------------       ------------

OPERATING EXPENSES:
      Sales and marketing                                   750,075            451,219          1,338,305            851,245
      General and administrative                            611,086            472,276          1,174,873            781,097
      Research and development                              331,605            285,529            636,971            531,987
                                                       ------------       ------------       ------------       ------------
          Total operating expenses                        1,692,766          1,209,024          3,150,149          2,164,329
                                                       ------------       ------------       ------------       ------------

          Income (loss) from operations                    (359,920)          (383,858)          (683,605)          (593,573)

INTEREST EXPENSE, NET                                       103,360              7,128            196,143             48,761
                                                       ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAXES                                   (463,280)          (390,986)          (879,748)          (642,334)

          Provision for (benefit of) income taxes              --             (134,549)              --             (221,049)
                                                       ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                            (463,280)          (256,437)          (879,748)          (421,285)

DISCONTINUED OPERATIONS (NOTE 6)
     Loss from operations of discontinued
     distribution group (net of applicable
     taxes)                                                (514,506)          (374,904)          (950,364)          (495,904)
                                                       ------------       ------------       ------------       ------------

NET LOSS                                               ($   977,786)      ($   631,341)      ($ 1,830,112)      ($   917,189)

PREFERRED STOCK ACCRETION (NOTE 5)                          980,000               --              980,000                --
                                                       ------------       ------------       ------------       ------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               ($ 1,957,786)      ($   631,341)      ($ 2,810,112)      ($   917,189)
                                                       ============       ============       ============       ============

LOSS FROM CONTINUING OPERATIONS
PER COMMON SHARE                                       ($      0.06)      ($      0.03)      ($      0.12)      ($      0.06)
                                                       ============       ============       ============       ============

NET LOSS PER COMMON SHARE                              ($      0.13)      ($      0.08)      ($      0.24)      ($      0.12)
                                                       ============       ============       ============       ============

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
PER COMMON SHARE                                       ($      0.26)      ($      0.08)      ($      0.37)      ($      0.12)
                                                       ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 2)                                      7,639,630          7,440,606          7,591,377          7,440,606
                                                       ============       ============       ============       ============

    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------------------      ------------------------------
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                            1997              1996              1997              1996
                                                        ------------      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            ($   977,786)     ($   631,341)     ($ 1,830,112)     ($   917,189)
      Adjustments to reconcile net loss
      to cash flows from operating activities -
       Depreciation and amortization                         226,634           122,852           388,276           229,883
       Loss on sale of fixed assets                            1,947             3,056             1,947             3,056
       Stock option compensation earned                       16,896             1,221            34,257             2,442
       Discount amortization                                  23,532              --              53,952              --
       Changes in operating assets and liabilities        (1,547,066)         (867,085)       (1,569,754)         (684,157)
                                                        ------------      ------------      ------------      ------------
         Cash flows from operating activities             (2,255,843)       (1,371,297)       (2,921,434)       (1,365,965)
                                                        ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                         3,767              --               3,767              --
    Proceeds from note receivable                               --             159,167           248,222           159,167
    Purchases of fixed assets                               (195,375)         (176,958)         (244,261)         (410,892)
                                                        ------------      ------------      ------------      ------------
         Cash flows from investing activities               (191,608)          (17,791)            7,728          (251,725)
                                                        ------------      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances from revolving credit facility                 (177)         (292,459)          642,563            88,087
    Proceeds from long-term debt                                --             500,000              --             500,000
    Payments on long-term debt                              (116,598)          (24,999)         (233,858)          (49,998)
    Payments on capital leases                               (57,226)          (37,911)         (107,875)          (85,209)
    Payments on other long-term liabilities                  (50,216)             --             (72,260)             --
    Repurchase of treasury stock                              (9,400)          (10,000)           (8,800)          (10,000)
    Issuance of preferred stock                            3,529,024              --           3,529,024              --
    Issuance of common stock                                    --                --                --              29,247
    Proceeds from reverse merger                                --           1,118,200              --           1,118,200
    Proceeds from stock options and warrants                 213,578              --             215,858              --
                                                        ------------      ------------      ------------      ------------
         Cash flows from financing activities              3,508,985         1,252,831         3,964,652         1,590,327
                                                        ------------      ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                            1,061,534          (136,257)        1,050,946           (27,363)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               111,210           146,407           121,798            37,513
                                                        ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  1,172,744      $     10,150      $  1,172,744      $     10,150
                                                        ============      ============      ============      ============

NON-CASH TRANSACTIONS:
    Conversion of debt to common stock                          --                --        $    250,000              --
    Conversion of debt to preferred stock               $    150,000              --        $    150,000              --

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
   Cash paid for interest                               $    156,698      $     54,566      $    284,643      $    140,611
   Cash paid for income taxes                                   --                --               3,531              --

DETAIL OF CHANGES IN OPERATING ASSETS AND
LIABILITIES:
    Accounts receivable                                 ($ 1,404,684)     ($    36,388)     ($ 2,398,147)     $    132,449
    Income taxes receivable                                     --            (503,579)             --            (503,579)
    Inventories                                              (57,608)          189,956            (3,304)            4,400
    Prepaid expenses and other current assets               (167,082)         (181,912)         (226,539)         (417,755)
    Accounts payable                                         (21,823)         (335,805)          970,680           186,454
    Accrued expenses and other current liabilities           104,131               643            87,556           (86,126)
                                                        ------------      ------------      ------------      ------------
         Net changes in operating assets
         and liabilities                                ($ 1,547,066)     ($   867,085)     ($ 1,569,754)     ($   684,157)
                                                        ============      ============      ============      ============

    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the periods presented is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to adopt SFAS No. 130 for periods beginning after December 15, 1997 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt SFAS 131 for periods beginning after December 15, 1997 and has not yet evaluated the impact of such adoption on the notes to its consolidated financial statements.

(4)  NOTE RECEIVABLE

At September 30, 1997, the Company had a note receivable ("Note") arising from the sale of the MacGregor trademark with an outstanding balance of $570,000 due from Hutch Sports USA, Inc. (Hutch). The entire amount of this note was due and in arrears. The Company commenced an action against Hutch on July 26, 1997 and received a judgment against Hutch on August 22, 1997. On August 29, 1997, the parent company of Hutch, RDM Sports Group, Inc. filed a voluntary petition for Chapter 11 bankruptcy in the United State Court, Northern District of Georgia.

On October 29, 1997, the Company sold the Note for its approximate carrying value. The Company received $414,000 of the sale proceeds on October 29, 1997, and the remaining balance is due on or before December 31, 1997.

(5)  SERIES A CONVERTIBLE PREFERRED STOCK

During July 1997, the Company closed on the sale of $4,000,000 of convertible preferred stock. The Company issued 800,000 units, each consisting of one share of 5% $.01 par value Series A convertible preferred stock with a $5.00 stated value and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share.

In connection with this transaction, the Company recorded a non-cash deemed dividend of $1.6 million. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount will be recognized during the period in which the shares become eligible for conversion, which will occur ratably from issuance through December 31, 1997. During the quarter ended September 30, 1997, the Company recognized $980,000 of the non-cash discount accretion. The remaining $590,000 non-cash charge will be recognized during the quarter ending December 31, 1997. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no net effect on total stockholders' equity.

(6)   DISCONTINUED OPERATIONS

In September 1997, the Company formally adopted a plan to dispose of its on-demand publishing distribution group. The plan of disposal specifically targets a sale of substantially all the assets of the distribution group subsidiary to an established on-demand publishing provider.

In October 1997, the Company entered into a letter of intent to sell its on-demand publishing distribution group to a subsidiary of a large international supplier of office automation equipment and related services. The parties expect to complete the transaction by December 31, 1997. The Company intends to seek other buyers should the transaction not be completed as planned.

As of September 30, 1997, the net assets and liabilities of the on-demand publishing distribution group were as follows:

                                           (in millions)
                Total Assets                       $3.8
                Less: Total Liabilities             2.8
                                           -------------

                Net Assets                         $1.0
                                           =============

Revenues from discontinued operations were $1.3 million and $700,000 for the quarters ended September 30, 1997 and 1996, respectively. Revenues from discontinued operations were $2.5 million and $1.4 million for the six months ended September 30, 1997 and 1996, respectively. Interest expense included in discontinued operations related to obligations of the distribution group was $61,000 and $31,000 for the quarters ended September 30, 1997 and 1996, respectively. Interest expense included in discontinued operations was $122,000 and $76,000 for the six months ended September 30, 1997 and 1996, respectively. Tax benefits of $196,000 and $260,000 related to discontinued operations were recognized for the quarter and six months ended September 30, 1996, respectively. No tax provision or benefits related to discontinued operations was recognized during the six months ended September 30, 1997.

The Company expects the net realizable value from the sale of the distribution group to be for an amount greater than its net book value, net of any estimated income or loss from operations for the period of October 1, 1997 through December 31, 1997.

(7) RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IntraNet Solutions, Inc. ("IntraNet" or the "Company") provides integrated solutions for the creation, management and distribution of critical business information. IntraNet offers its customers a variety of products including proprietary intranet document management software, customized off-the-shelf software applications, hardware and software implementation. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products, (iii) the sale of maintenance and support contracts, and (iv) the sale of technical and other services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 91-1 Software Revenue Recognition. Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain and collection of the resulting sale price is probable. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of sale if the Company does not expect to have material future obligations to service the contracts. Revenue from technical and other services are recognized as the related services are performed. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

         REVENUES

         Total revenues increased to $5.0 million for the quarter ended September 30, 1997 from $3.4 million for the quarter ended September 30, 1996, or $1.6 million (47.8%). This increase related to increases in all revenue product lines.

         HARDWARE INTEGRATION. Hardware integration revenues increased a total of $1.4 million or 60.4% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 ($3.6 million in 1997 compared to $2.2 million in 1996). The increase in hardware integration revenue was principally due to the expansion of the Company's customer base and increased sales to existing customers.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $300,000, or 22.8% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 ($1.4 million in 1997 compared to $1.1 million in 1996). Increases in software revenue accounted for substantially all of the total increase. The growth in software revenue was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased to $3.7 million for the quarter ended September 30, 1997 from $2.6 million for the quarter ended September 30, 1996. Total cost of revenues as a percent of total revenues was 73.3% in 1997 compared to 75.6% in 1996. Gross profit increased to $1.3 million for the quarter September 30, 1997 compared to $800,000 for the quarter ended September 30, 1996. Total gross profit as a percent of total revenues was 26.7% in 1997 compared to 24.4% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

         HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $3.1 million for the quarter ended September 30, 1997 from $1.9 million for the quarter ended September 30, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 85.7% in 1997 compared to 82.7% in 1996. Gross profit from hardware integration was 14.3% for the quarter ended September 30, 1997 compared to 17.3% for the quarter ended September 30, 1996.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues decreased to $600,000 for the quarter ended September 30, 1997 from $700,000 for the quarter ended September 30, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 41.4% in 1997 compared to 61.7% in 1996. Gross profit on software, technical services and support was 58.6% for the quarter ended September 30, 1997 compared to 38.3% for the quarter ended September 30, 1996. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software. Gross profit from software revenues increased to

72.3% for the quarter ended September 30, 1997 from 46.1% for the quarter ended September 30, 1996.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased to $800,000 for the quarter ended September 30, 1997 compared to $500,000 for the quarter ended September 30, 1996. Sales and marketing expenses as a percent of total revenues were 15.0% in 1997 compared to 13.3% in 1996. Sales and marketing increased as a percent of revenues primarily due to an expansion of the Company's marketing efforts for its proprietary line of software products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $600,000 for the quarter ended September 30, 1997 compared to $500,000 for the quarter ended September 30, 1996. General and administrative expenses as a percent of total revenue were 12.2% in 1997 compared to 14.0% in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $300,000 for each of the quarters ended September 30, 1997 and September 30, 1996. Research and development expenses as a percent of total revenue were 6.6% in 1997 compared to 8.4% in 1996.

         DISCONTINUED OPERATIONS

In September 1997, the Company formally adopted a plan to dispose of its on-demand publishing distribution group. The plan of disposal specifically targets a sale of substantially all the assets of the distribution group subsidiary to an established on-demand publishing provider. In October 1997, the Company entered into a letter of intent to sell its on-demand publishing distribution group to a large international supplier of office automation equipment and related services. The parties expect to complete the transaction by December 31, 1997.

Distribution services revenues increased a total of $600,000 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 ($1.3 million in 1997 compared to $700,000 in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through additions to the direct sales force and the opening of the Company's Arizona location, net of the closing of three other locations.

Cost of distribution services revenue increased to $1.1 million for the quarter ended September 30, 1997 compared to $500,000 for the quarter ended September 30, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 83.7% in 1997 compared to 76.2% in 1996. Gross profit on distribution services was 16.3% for the quarter ended September 30, 1997 compared to 23.8% for the quarter ended September 30,1996. Lower margins on distribution services were primarily due to costs associated with experiencing lower than optimal capacity utilization.

Distribution Services operating expenses decreased a total of $100,000 to $600,000 for the quarter ended September 30, 1997 from $700,000 for the quarter ended September 30, 1996.

        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
               COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES

         Total revenues increased to $9.6 million for the six months ended September 30, 1997 from $6.9 million for the six months ended September 30, 1996, or $2.7 million (38.9%). This increase related to increases in all revenue product lines.

         HARDWARE INTEGRATION. Hardware integration revenues increased a total of $1.9 million or 41.3% for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 ($6.5 million in 1997 compared to $4.6 million in 1996). The increase in hardware integration revenue was primarily due to the expansion of the Company's customer base and increased sales to existing customers.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $800,000, or 34.0% for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 ($3.0 million in 1997 compared to $2.2 million in 1996). Increases in software revenue accounted for $500,000 of the total increase. The growth in software was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased to $7.1 million for the six months ended September 30, 1997 from $5.3 million for the six months ended September 30, 1996. Total cost of revenues as a percent of total revenues was 74.2% in 1997 compared to 77.2% in 1996. Gross profit increased to $2.5 million for the six months ended September 30, 1997 compared to $1.6 million for the six months ended September 30, 1996. Total gross profit as a percent of total revenues 25.8% in 1997 compared to 22.8% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

         HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $5.5 million for the six months ended September 30, 1997 from $3.9 million for the six months ended September 30, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 84.2% in 1997 compared to 83.2% in 1996. Gross profit from hardware integration was 15.8% for the six months ended September 30, 1997 compared to 16.8% for the six months ended September 30, 1996. The decrease in gross profit was primarily attributable to competitive pricing on larger integration contracts.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues increased to $1.6 million for the six months ended September 30, 1997 from $1.4 million for the six months ended September 30, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 52.2% in 1997 compared to 64.7% in 1996. Gross profit on software, technical services and support was 47.8% for the six months ended September 30, 1997 compared to 35.3% for the six months ended September 30, 1996. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software. Gross profit from software revenues increased to 62.7% in the six months ended September 30, 1997 from 41.9% in the six months ended September 30, 1996.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased to $1.3 million for the six months ended September 30, 1997 compared to $900,000 for the six months ended September 30, 1996. Sales and marketing expenses as a percent of total revenues were 14.0% in 1997 compared to 12.4% in 1996. Sales and marketing increased as a percent of revenues primarily due to an expansion of the Company's marketing efforts for its proprietary line of software products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.2 million for the six months ended September 30, 1997 compared to $800,000 for the six months ended September 30, 1996. General and administrative expenses as a percent of total revenue were 12.3% in 1997 compared to 11.4% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and other related new facility costs.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $600,000 for the six months ended September 30, 1997 and $500,000 for the six months ended September 30, 1996. Research and development expenses as a percent of total revenue were 6.7% in 1997 compared to 7.7% in 1996. Total research and development expenses increased in 1997 compared to 1996 reflecting the introduction of the Company's proprietary software product during the fiscal year ended March 31, 1997.

         DISCONTINUED OPERATIONS

Distribution services revenues increased a total of $1.1 million for the six months ended September 30, 1997 compared to the six months ended September 30, 1996 ($2.5 million in 1997 compared to $1.4 million in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through additions to the direct sales force and the opening of the Company's Arizona location, net of the closing of three other locations.

Cost of distribution services revenue increased to $2.1 million for the six months ended September 30, 1997 compared to $1.0 million for the six months ended September 30, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 82.9% in 1997 compared to 72.9% in 1996. Gross profit on distribution services was 17.1% for the six months ended September 30, 1997 compared 27.1% for the six months ended September

30,1996. Lower margins on distribution services were primarily due to costs associated with experiencing lower than optimal capacity utilization.

Distribution Services operating expenses increased a total of $200,000 from $1.1 million for the six months ended September 30, 1996 to $1.3 million for the six months ended September 30, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         In December 1996, the Company issued $1.0 million of 9% promissory notes. During the fourth quarter of fiscal 1997 the Company issued an additional $500,000 of 9% promissory notes. As additional consideration for the loans, the Company issued each lender a warrant to acquire an aggregate of 300,000 shares of Common Stock at an exercise price of $4.00. During the six months ended September 30, 1997, $250,000 of these notes were converted into approximately 71,000 shares of common stock at $3.50 per share.

         In July, 1997, the Company completed a $4.0 million private placement of 5% Series A $.01 par value convertible preferred stock with a stated value of $5.00 per share. Included in the $4.0 million was $150,000 of existing 9% promissory notes which were converted into the private placement. The remaining 9% promissory notes mature on January 15, 1998 ($975,000) and April 15, 1998 ($125,000).

         The Company's revolving working capital line of credit allows for borrowings of up to $3.6 million based on available collateral at the bank's base lending rate plus 2.5%. At September 30, 1997, the Company had advances of $2.5 million, which are due on demand. On November 10, 1997, the Company has $1.5 million in advances and $1.1 million of availability on its working capital line of credit. At September 30, 1997, the Company also had term loans and promissory notes with financial institutions outstanding in the amount of $826,300. The term loans require monthly principal payments of $38,400 plus interest at the bank's base lending rate plus 2.5%. At September 30, 1997 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

         On September 30, 1997, the Company had a note receivable arising from the sale of the MacGregor trademark with an outstanding balance of $570,000 due from Hutch Sports USA, Inc. (Hutch). The entire amount of this note was due and in arrears. The Company commenced an action against Hutch on July 26, 1997 and received a judgment against Hutch on August 22, 1997. On August 29, 1997, the parent company of Hutch, RDM Sports Group, Inc. filed a voluntary petition for Chapter 11 bankruptcy in the United State Court, Northern District of Georgia. On October 29, 1997, the Company sold the Note for its approximate carrying value. The Company received $414,000 of the sale proceeds on October 29, 1997, and the remaining balance is due on or before December 31, 1997.

         As of September 30, 1997 the Company had cash of $1.2 million. Capital expenditures for the six months ended September 30, 1997 and 1996, including equipment financed with capital lease obligations, were $240,000 and $410,000 respectively. During the year ended March 31, 1997 the Company acquired substantially all the assets of a graphic communications and custom printing business. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The promissory note bears interest at prime plus 1.5%. The balance of $125,200 remaining on this note is due March 1, 1998.

         The Company acquired a portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $28,500 and carry interest rates between 10.1% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $32,700 (net of monthly sublease income of $13,900) for facilities and $37,100 (net of monthly sublease income of $6,200) for production and office equipment. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

         The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company will continue to evaluate future financing needs in order to strengthen its capital position. Future financings, if necessary to pursue such objectives, may be dilutive to shareholders, or may contain restrictive covenants. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

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

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On August 21, 1997, the Company held its Annual Meeting of the Shareholders to consider and vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

                                                                        Broker
                Proposal             In Favor    Against    Abstain    Non-Votes
                --------             --------    -------    -------    ---------

     1. ELECTION OF DIRECTORS
         Robert F. Olson             6,473,750      --       12,777       --
         Ronald E. Eibensteiner      6,473,875      --       12,652       --
         Henry Fong                  6,473,850      --       12,677       --
         David D. Koentopf           6,473,875      --       12,652       --
         Jeffrey J. Sjobeck          6,473,875      --       12,652       --

     2. AMENDMENT AND
        RESTATEMENT OF BYLAWS
        OF THE CORPORATION           6,459,907    13,386     2,999      10,235


ITEM 5. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          None

     (b)  Report on Form 8-K

          For the six months ended September 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTRANET SOLUTIONS, INC.
                                       (the "Registrant" or "Company")

Dated November 13, 1997                 By:  /s/ Robert F. Olson
                                            ------------------------------------
                                             Robert F. Olson

                                        Its: Chief Executive Officer
                                            ------------------------------------
                                             (Principal Executive Officer)


Dated November 13, 1997                 By:  /s/ Jeffrey J. Sjobeck
                                            ------------------------------------
                                             Jeffrey J. Sjobeck

                                        Its: Chief Financial Officer
                                            ------------------------------------
                                             (Principal Financial Officer)