Form 10QSB
period 1997-12-31
INTRANET SOLUTIONS INC
filed 1998-02-13
CIK 867347

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the quarterly period ended December 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission  file number               0-19817
                          --------------------------------

                            INTRANET SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)

           Minnesota                                     41-1652566
----------------------------------          ------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 5, 1998 there were 8,270,060 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                                December 31, 1997

Part I        Financial Information

Item 1.       Financial Statements
              Consolidated Balance Sheets -
                 December 31, 1997 and March 31, 1997                      3


              Consolidated Statements of Operations -
                 for the three and nine months ended
                 December 31, 1997 and 1996                                4


              Consolidated Statements of Cash Flows -
                 for the three and nine months ended
                 December 31, 1997 and 1996                                5


              Notes to Consolidated                                        6
                 Financial Statements


Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                8

Part II:      Other Information                                            15

                            INTRANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                       DECEMBER 31,      MARCH 31,
                                                                           1997            1997
                                                                       ------------     -----------
CURRENT ASSETS:
      Cash                                                             $    104,600     $   121,798
      Accounts receivable, net                                            5,280,250       3,612,803
      Note receivable                                                       155,850         801,993
      Inventories                                                           404,618         495,960
      Prepaid expenses and other current assets                             772,250         523,703
                                                                       ------------     -----------
         Total current assets                                             6,717,568       5,556,257

PROPERTY AND EQUIPMENT, NET                                               2,555,453       2,615,224
INTANGIBLE ASSETS, NET                                                      775,235         841,511
                                                                       ------------     -----------
                                                                       $ 10,048,256     $ 9,012,992
                                                                       ============     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Revolving credit facility                                        $  1,034,413     $ 1,809,086
      Promissory notes payable, net of discount                           1,097,521         808,932
      Current portion of long-term debt                                     524,545       1,019,599
      Current portion of capital lease obligations                          257,797         233,097
      Accounts payable                                                    3,159,108       2,716,723
      Accrued expenses                                                      699,915         592,234
      Deferred revenue                                                      136,233         210,351
                                                                       ------------     -----------
         Total current liabilities                                        6,909,532       7,390,022


LONG-TERM DEBT, NET OF CURRENT PORTION                                      343,213         812,930
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                           492,550         683,514
OTHER                                                                        50,436         199,887
                                                                       ------------     -----------

         Total liabilities                                                7,795,731       9,086,353
                                                                       ------------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Series A Preferred stock, $.01 par value, $5.00 stated value,
       1,000,000 shares authorized, 682,500 and 0 shares issued and
       outstanding, respectively, net of discount                         3,039,167            --
      Common stock, $.01 par value, 24,000,000 shares
      authorized, 8,078,392 and 7,523,603 issued and outstanding,
      respectively                                                           80,784          75,236
      Additional paid-in capital                                          7,103,878       3,827,356
      Retained earnings (deficit)                                        (7,791,306)     (3,744,833)
      Unearned compensation                                                (179,998)       (231,120)
                                                                       ------------     -----------
          Total stockholders' equity (deficit)                            2,252,525         (73,361)
                                                                       ------------     -----------

                                                                       $ 10,048,256     $ 9,012,992
                                                                       ============     ===========


    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  ---------------------------     -----------------------------
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                     1997            1996             1997             1996
                                                  -----------     -----------     ------------     ------------
REVENUES:
      Hardware integration                        $ 3,119,082     $ 3,309,953     $  9,675,921     $  7,949,740
      Software, technical services and support      1,894,859       1,580,891        4,894,877        3,819,472
                                                  -----------     -----------     ------------     ------------
          Total revenues                            5,013,941       4,890,844       14,570,798       11,769,212
                                                  -----------     -----------     ------------     ------------
COST OF REVENUES:
      Hardware integration                          2,656,069       2,802,856        8,179,881        6,661,735
      Software, technical services and support        725,055         937,701        2,291,556        2,386,434
                                                  -----------     -----------     ------------     ------------
          Total cost of revenues                    3,381,124       3,740,557       10,471,437        9,048,169
                                                  -----------     -----------     ------------     ------------

          Gross profit                              1,632,817       1,150,287        4,099,361        2,721,043
                                                  -----------     -----------     ------------     ------------

OPERATING EXPENSES:
      Sales and marketing                             776,621         532,504        2,114,926        1,384,416
      General and administrative                      581,405         491,100        1,756,278        1,271,530
      Research and development                        305,933         286,394          942,904          818,381
                                                  -----------     -----------     ------------     ------------
          Total operating expenses                  1,663,959       1,309,998        4,814,108        3,474,327
                                                  -----------     -----------     ------------     ------------

          Income (loss) from operations               (31,142)       (159,711)        (714,747)        (753,284)

INTEREST EXPENSE, NET                                  91,126          16,667          287,269           65,429
                                                  -----------     -----------     ------------     ------------

LOSS BEFORE INCOME TAXES                             (122,268)       (176,378)      (1,002,016)        (818,713)

          Provision for (benefit of)
           income taxes                                  --           (60,588)            --           (281,637)
                                                  -----------     -----------     ------------     ------------

LOSS FROM CONTINUING OPERATIONS                      (122,268)       (115,790)      (1,002,016)        (537,076)

DISCONTINUED OPERATIONS (NOTE 6)
     Loss from operations of discontinued
     distribution group (net of
      applicable taxes)                              (474,093)       (417,864)      (1,424,457)        (913,767)
                                                  -----------     -----------     ------------     ------------

NET LOSS                                             (596,361)    ($  533,654)      (2,426,473)    ($ 1,450,843)

PREFERRED STOCK DIVIDENDS AND ACCRETION
(NOTE 4)                                              640,000            --          1,620,000             --
                                                  -----------     -----------     ------------     ------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS          ($1,236,361)    ($  533,654)    ($ 4,046,473)    ($ 1,450,843)
                                                  ===========     ===========     ============     ============

LOSS FROM CONTINUING OPERATIONS
PER COMMON SHARE - BASIC AND DILUTED              ($     0.02)    ($     0.02)    ($      0.13)    ($      0.07)
                                                  ===========     ===========     ============     ============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTED                                           ($     0.08)    ($     0.07)    ($      0.31)    ($      0.19)
                                                  ===========     ===========     ============     ============

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
PER COMMON SHARE - BASIC AND DILUTED              ($     0.16)    ($     0.07)    ($      0.52)    ($      0.19)
                                                  ===========     ===========     ============     ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (NOTE 2)                                7,928,910       7,464,401        7,712,353        7,448,525
                                                  ===========     ===========     ============     ============


    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ---------------------------     ---------------------------
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1997             1996            1997            1996
                                                      -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          ($  596,361)    ($  533,654)    ($2,426,473)     (1,450,843)
      Adjustments to reconcile net loss
      to cash flows from operating activities -
       Depreciation and amortization                      207,551         168,643         595,827         398,526
       Loss on sale of fixed assets                         5,314           3,788           7,261           6,844
       Stock option compensation earned                    16,865           8,789          51,122          11,231
       Discount amortization                               14,883            --            68,835            --
       Changes in operating assets and liabilities         57,238        (947,438)     (1,512,516)     (1,631,595)
                                                      -----------     -----------     -----------     -----------
         Cash flows from operating activities            (294,510)     (1,299,872)     (3,215,944)     (2,665,837)
                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                      2,150            --             5,917            --
    Proceeds from note receivable                         414,755         636,668         662,977         795,835
    Purchases of fixed assets                            (238,697)     (1,113,992)       (482,958)     (1,524,884)
    Purchase of goodwill                                     --          (725,533)           --          (725,533)
                                                      -----------     -----------     -----------     -----------
         Cash flows from investing activities             178,208      (1,202,857)        185,936      (1,454,582)
                                                      -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances from revolving credit facility        (1,417,236)         39,979        (774,673)        128,066
    Proceeds from long-term debt                             --         1,808,721            --         2,308,721
    Payments on long-term debt                           (111,159)        (50,404)       (345,017)       (100,402)
    Proceeds from capital leases                             --           398,342            --           398,342
    Payments on capital leases                            (58,389)        (44,691)       (166,264)       (129,900)
    Payments on other long-term liabilities               (30,941)           --          (103,201)           --
    Repurchase of treasury stock                              550             600          (8,250)         (9,400)
    Issuance of preferred stock                            (7,651)           --         3,521,373            --
    Issuance of common stock                                 --           351,300            --           380,547
    Payments of dividends on preferred stock              (50,000)           --           (50,000)           --
    Proceeds from reverse merger                             --              --              --         1,118,200
    Proceeds from stock options and warrants              722,984            --           938,842            --
                                                      -----------     -----------     -----------     -----------
         Cash flows from financing activities            (951,842)      2,503,847       3,012,810       4,094,174
                                                      -----------     -----------     -----------     -----------

NET INCREASE (DECREASE)  IN CASH                       (1,068,144)          1,118         (17,198)        (26,245)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,172,744          10,150         121,798          37,513
                                                      -----------     -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   104,600     $    11,268     $   104,600     $    11,268
                                                      ===========     ===========     ===========     ===========

NON-CASH TRANSACTIONS:
    Conversion of debt to common stock                       --              --       $   250,000            --
    Conversion of debt to preferred stock                    --              --       $   150,000            --

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
 INFORMATION:
   Cash paid for interest                             $   129,127     $    54,273     $   413,840     $   178,749
   Cash paid for income taxes                         $     4,500     $       450     $     8,031     $       500

DETAIL OF CHANGES IN OPERATING ASSETS AND
 LIABILITIES:
    Accounts receivable                               $   730,700     ($2,026,831)    ($1,667,447)    ($1,894,382)
    Income taxes receivable                                  --              --              --            70,000
    Inventories                                            94,646        (226,543)         91,342        (222,143)
    Prepaid expenses and other current assets            (185,820)        (96,743)       (412,359)       (514,498)
    Deferred income taxes                                    --          (214,313)           --          (787,892)
    Accounts payable                                     (528,295)      1,252,519         442,385       1,438,973
    Accrued expenses and other current liabilities        (53,993)        364,473          33,563         278,347
                                                      -----------     -----------     -----------     -----------
         Net changes in operating assets
          and liabilities                             $    57,238     ($  947,438)    ($1,512,516)    ($1,631,595)
                                                      ===========     ===========     ===========     ===========


    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

(2)  NET INCOME (LOSS) PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNING PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. Statement 128 requires presentation of both basic and diluted earnings per share unless they are the same. Common stock equivalents are excluded from calculating diluted earnings per share if the effects are anti-dilutive. For the periods presented, basic and diluted earnings per share are the same. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to adopt SFAS 130 for periods beginning after December 15, 1997 and does not expect such adoption to have a material effect on the consolidated financial statements.

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

(4)  SERIES A CONVERTIBLE PREFERRED STOCK

During July 1997, the Company closed on the sale of $4,000,000 of convertible preferred stock. The Company issued 800,000 units, each consisting of one share of 5% $.01 par value Series A convertible preferred stock with a $5.00 stated value and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarter ended December 31, 1997, 117,500 shares of Series A Preferred Stock were converted into 158,299 shares of common stock.

In connection with this transaction, the Company recorded a non-cash deemed dividend of $1.6 million. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized during the periods in which the shares become eligible for conversion, which occurred ratably from issuance through December 31, 1997. During the quarter ended December 31, 1997, the Company recognized the remaining $590,000 of the non-cash discount accretion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no net effect on total stockholders' equity.

(5)  DISCONTINUED OPERATIONS

In September 1997, the Company formally adopted a plan to dispose of its on-demand publishing distribution group. The plan of disposal specifically targets a sale of substantially all the assets of the distribution group subsidiary to an established on-demand publishing provider.

In October 1997, the Company entered into a letter of intent to sell its on-demand publishing distribution group to a subsidiary of a large international supplier of office automation equipment and related services. As of December 31, 1997 the Company was still in negotiations with this party and several other suitors who are interested in the Distribution Group.

As of December 31, 1997, the net assets and liabilities of the on-demand publishing distribution group were as follows:

                                           (in millions)
               Total Assets                         $3.6
               Less: Total Liabilities               2.6
                                          ---------------

               Net Assets                           $1.0
                                          ===============

Revenues from discontinued operations were $1.3 million and $1.2 million for the quarters ended December 31, 1997 and 1996, respectively. Revenues from discontinued operations were $3.8 million and $2.6 million for the nine months ended December 31, 1997 and 1996, respectively. Interest expense included in discontinued operations related to obligations of the distribution group was $60,000 and $38,000 for the quarters ended December 31, 1997 and 1996, respectively. Interest expense included in discontinued operations was $182,000 and $113,000 for the nine months ended December 31, 1997 and 1996, respectively. Tax benefits of $219,000 and $479,000 related to discontinued operations were recognized for the quarter and nine months ended December 31, 1996, respectively. No tax provision or benefits related to discontinued operations was recognized during the nine months ended December 31, 1997.

In connection with the negotiations with potential suitors, the Company is currently evaluating the net realizable value it expects to receive from the sale of the Distribution Group.

(6)  RECLASSIFICATIONS

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

          RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1997
                 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1996

         REVENUES

         Total revenues increased to $5.0 million for the quarter ended December 31, 1997 from $4.9 million for the quarter ended December 31, 1996, or $100,000 (2.5%). This increase related to an increase in software, technical services and support revenue.

         HARDWARE INTEGRATION. Hardware integration revenues decreased a total of $200,000 or 5.8% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 ($3.1 million in 1997 compared to $3.3 million in 1996). The decrease in hardware integration revenue was principally due to the Company's continued focus on its proprietary software products.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $300,000, or 20.0% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 ($1.9 million in 1997 compared to $1.6 million in 1996). Increases in software revenue accounted for substantially all of the total increase. The growth in software revenue was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $3.4 million for the quarter ended December 31, 1997 from $3.7 million for the quarter ended December 31, 1996. Total cost of revenues as a percent of total revenues was 67.4% in 1997 compared to 76.5% in 1996. Gross profit increased to $1.6 million for the quarter December 31, 1997 compared to $1.2 million for the quarter ended December 31, 1996. Total gross profit as a percent of total revenues was 32.6% in 1997 compared to 23.5% in 1996. The increase in gross profit margin was primarily attributable to revenues from the Company's proprietary software products.

         HARDWARE INTEGRATION. Cost of hardware integration revenues decreased to $2.7 million for the quarter ended December 31, 1997 from $2.8 million for the quarter ended December 31, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 85.2% in 1997 compared to 84.7% in 1996. Gross profit from hardware integration was 14.8% for the quarter ended December 31, 1997 compared to 15.3% for the quarter ended December 31, 1996.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues decreased to $700,000 for the quarter ended December 31, 1997 from $900,000 for the quarter ended December 31, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 38.3% in 1997 compared to 59.3% in 1996. Gross profit on software, technical services and support was 61.7% for the quarter ended December 31, 1997 compared to 40.7% for the quarter ended December 31, 1996. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software. Gross profit from software revenues increased to 80.6% for the quarter ended December 31, 1997 from 44.6% for the quarter ended December 31, 1996.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased to $800,000 for the quarter ended December 31, 1997 compared to $500,000 for the quarter ended December 31, 1996. Sales and marketing expenses as a percent of total revenues were 15.5% in 1997 compared to 10.9% in 1996. Sales and marketing increased as a percent of revenues primarily due to an expansion of the Company's marketing efforts for its proprietary line of software products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $600,000 for the quarter ended December 31, 1997 compared to $500,000 for the quarter ended December 31, 1996. General and administrative expenses as a percent of total revenue were 11.6% in 1997 compared to 10.0% in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $300,000 for each of the quarters ended December 31, 1997 and December 31, 1996. Research and development expenses as a percent of total revenue 6.1% in 1997 compared to 5.9% in 1996.

         DISCONTINUED OPERATIONS

In September 1997, the Company formally adopted a plan to dispose of its on-demand publishing distribution group. The plan of disposal specifically targets a sale of substantially all the assets of the distribution group subsidiary to an established on-demand publishing provider. In October 1997, the Company entered into a letter of intent to sell its on-demand publishing distribution group to a large international supplier of office automation equipment and related services. As of December 31, 1997, the Company is still in negotiations with this party and several other suitors who are interested in the Distribution Group.

Distribution services revenues increased a total of $100,000 for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 ($1.3 million in 1997 compared to $1.2 million in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through additions to the direct sales force and the addition of the Company's Arizona location, net of the closing of three other locations.

Cost of distribution services revenue were $1.0 million for the quarters ended December 31, 1997 and December 31, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 83.3% in 1997 compared to 80.0% in 1996. Gross profit on distribution services was 16.7% for the quarter ended December 31, 1997 compared to 20.0% for the quarter ended December 31,1996. Lower margins on distribution services were primarily due to costs associated with experiencing lower than optimal capacity utilization.

Distribution Services operating expenses decreased a total of $200,000 to $600,000 for the quarter ended December 31, 1997 from $800,000 for the quarter ended December 31, 1996.

        RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
               COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

         REVENUES

         Total revenues increased to $14.6 million for the nine months ended December 31, 1997 from $11.8 million for the nine months ended December 31, 1996, or $2.8 million (23.8%). This increase related to increases in all revenue product lines.

         HARDWARE INTEGRATION. Hardware integration revenues increased a total of $1.7 million or 21.7% for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996 ($9.7 million in 1997 compared to $8.0 million in 1996). The increase in hardware integration revenue was primarily due to the expansion of the Company's customer base and increased sales to existing customers.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Software, technical services and support revenues increased a total of $1.1 million, or 28.2% for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996 ($4.9 million in 1997 compared to $3.8 million in 1996). Increases in software revenue accounted for $1.0 million of the total increase. The growth in software was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased to $10.5 million for the nine months ended December 31, 1997 from $9.0 million for the nine months ended December 31, 1996. Total cost of revenues as a percent of total revenues was 71.9% in 1997 compared to 76.9% in 1996. Gross profit increased to $4.1 million for the nine months ended December 31, 1997 compared to $2.7 million for the nine months ended December 31, 1996. Total gross profit as a percent of total revenues 28.1% in 1997 compared to 23.1% in 1996. The increase in gross profit margin was primarily attributable to revenues from the Company's proprietary software products.

         HARDWARE INTEGRATION. Cost of hardware integration revenues increased to $8.2 million for the nine months ended December 31, 1997 from $6.7 million for the nine months ended December 31, 1996. Cost of hardware integration revenues as a percent of hardware integration revenues was 84.5% in 1997 compared to 83.8% in 1996. Gross profit from hardware integration was 15.5% for the nine months ended December 31, 1997 compared to 16.2% for the nine months ended December 31, 1996. The decrease in gross profit was primarily attributable to competitive pricing on larger integration contracts.

         SOFTWARE, TECHNICAL SERVICES AND SUPPORT. Cost of software, technical services and support revenues decreased to $2.3 million for the nine months ended December 31, 1997 from $2.4 million for the nine months ended December 31, 1996. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 46.8% in 1997 compared to 62.5% in 1996. Gross profit on software, technical services and support was 53.2% for the nine months ended December 31, 1997 compared to 37.5% for the nine months ended December 31, 1996. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software. Gross profit from software revenues increased to 70.3% in the nine months ended December 31, 1997 from 43.1% in the nine months ended December 31, 1996, primarily due to increased sales of the Company's proprietary software.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased to $2.1 million for the nine months ended December 31, 1997 compared to $1.4 million for the nine months ended December 31, 1996. Sales and marketing expenses as a percent of total revenues were 14.5% in 1997 compared to 11.8% in 1996. Sales and marketing increased as a percent of revenues primarily due to an expansion of the Company's marketing efforts for its proprietary line of software products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.8 million for the nine months ended December 31, 1997 compared to $1.3 million for the nine months ended December 31, 1996. General and administrative expenses as a percent of total revenue were 12.0% in 1997 compared to 10.8% in 1996.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $900,000 for the nine months ended December 31, 1997 and $800,000 for the nine months ended December 31, 1996. Research and development expenses as a percent of total revenue were 6.5% in 1997 compared to 7.0% in 1996.

         DISCONTINUED OPERATIONS

Distribution services revenues increased a total of $1.2 million for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996 ($3.8 million in 1997 compared to $2.6 million in 1996). The increase in distribution services revenue was primarily attributable to the expansion of the customer base through additions to the direct sales force and the addition of the Company's Arizona location, net of the closing of three other locations.

Cost of distribution services revenue increased to $3.1 million for the nine months ended December 31, 1997 compared to $2.0 million for the nine months ended December 31, 1996. Cost of distribution services revenues as a percent of distribution services revenue was 83.0% in 1997 compared to 76.2% in 1996. Gross profit on distribution services was 17.0% for the nine months ended December 31, 1997 compared 23.8% for the nine months ended December 31,

1996. Lower margins on distribution services were primarily due to costs associated with experiencing lower than optimal capacity utilization.

Distribution Services operating expenses were $1.9 million for the nine months ended December 31, 1996 and December 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         In December 1996, the Company issued $1.0 million of 9% promissory notes. During the fourth quarter of fiscal 1997 the Company issued an additional $500,000 of 9% promissory notes. As additional consideration for the loans, the Company issued each lender a warrant to acquire an aggregate of 300,000 shares of Common Stock at an exercise price of $4.00. During the nine months ended December 31, 1997, $250,000 of these notes were converted into approximately 71,000 shares of common stock at $3.50 per share. On January 15, 1998, the Company paid off $850,000 of the 9% promissory notes. The remaining 9% promissory notes ($250,000) mature on April 15, 1998.

         In July, 1997, the Company completed a $4.0 million private placement of 5% Series A $.01 par value convertible preferred stock with a stated value of $5.00 per share. Included in the $4.0 million was $150,000 of existing 9% promissory notes which were converted into the private placement. During the quarter ending December 31, 1997, 117,500 shares of Series A Preferred Stock were converted into 158,299 shares of common stock.

         The Company's revolving working capital line of credit allows for borrowings of up to $3.85 million based on available collateral at the bank's base lending rate plus 2.5%. At December 31, 1997, the Company had advances of $1.0 million, which are due on demand. On February 11, 1998, the Company had $1.7 million in advances and $300,000 of availability on its working capital line of credit. At December 31, 1997, the Company also had term loans and promissory notes with financial institutions outstanding in the amount of $715,100. The term loans and promissory notes require monthly principal payments of $38,400 plus interest at approximately prime plus 2.5%. At December 31, 1997 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

         On December 31, 1997, the Company had a note receivable arising from the sale of the MacGregor trademark with an outstanding balance of $155,600 due from Hutch Sports USA, Inc. (Hutch). On October 29, 1997, the Company sold the Note for its approximate carrying value. The Company received payment on $414,000 of the note on October 29, 1997, and the remaining balance was paid on January 23, 1998.

         As of December 31, 1997 the Company had cash of $100,000. Capital expenditures for the nine months ended December 31, 1997 and 1996, including equipment financed with capital lease obligations, were $480,000 and $1.5 million respectively. During the year ended March 31, 1997 the Company acquired substantially all the assets of a graphic communications and custom printing business. The purchase price consisted of cash of $675,800, a promissory note of $267,800, and shares of the Company's common stock valued at $350,000. The promissory note bears interest at prime plus 1.5%. The balance of $125,200 remaining on this note is due March 1, 1998.

         The Company acquired a portion of its distribution services production equipment with capital lease obligations. These leases require total monthly payments of $28,400 and carry interest rates between 10.1% and 16.6%. In addition, the Company has also entered into certain operating leases for facilities and equipment. These leases require total monthly payments of $40,400 (net of monthly sublease income of $13,900) for facilities and $37,100 (net of monthly sublease income of $6,200) for production and office equipment. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

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

         In December 1997, the Company terminated its reseller agreement with Interleaf, Inc. Approximately 30% of the Company's software, technical services, and support revenues for the nine months ended December 31, 1997 were derived from its reseller arrangement with Interleaf. The Company believes however that the termination of this relationship will not have a material effect on operations as a result of anticipated growth in proprietary software revenues at higher margins.

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

                                     PART II
                                OTHER INFORMATION

             ITEM 1.  LEGAL PROCEEDINGS.

                  TIMOTHY AND MARGARET JOHNSON V. MACGREGOR SPORTS, INC., ET AL, commenced on or about December 17, 1997 in the Minnesota State District County in Ramsey County, Minnesota. The suit alleges that Johnson's daughter was injured by a t-ball batting-tee manufactured by MacGregor Sports Inc. and sold to the Johnsons by Toys "R" Us. The Company is currently pursuing discovery to determine whether the Company's predecessor, MacGregor Sports & Fitness, Inc., was in the distribution chain for the t-ball assembly, and if so, whether the insurer for a policy issued to MacGregor Sports & Fitness will obligated to defend or indemnify IntraNet Solutions Inc.

                  Other than the foregoing, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

             ITEM 2.  CHANGES IN SECURITIES.

                  None

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  None

             ITEM 5.  OTHER INFORMATION.

                  None

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           None

                  (b)      Report on Form 8-K

                           For the nine months ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTRANET SOLUTIONS, INC.
                                               (the "Registrant" or "Company")

Dated February 13, 1998                        By:  /s/ Robert F. Olson
                                                    ----------------------------
                                                    Robert F. Olson

                                               Its: Chief Executive Officer
                                                    ----------------------------
                                                   (Principal Executive Officer)

Dated February 13, 1998                        By:  /s/ Jeffrey J. Sjobeck
                                                    ----------------------------
                                                    Jeffrey J. Sjobeck

                                               Its: Chief Financial Officer
                                                    ----------------------------
                                                   (Principal Financial Officer)