Form 10KSB
period 1998-03-31
INTRANET SOLUTIONS INC
filed 1998-06-26
CIK 867347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended March 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to       .
                               ---------  -------

Commission  file number                 0-19817
                             --------------------------------

                            INTRANET SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)

        Minnesota                                          41-1652566
-------------------------------             ------------------------------------
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


             -----------

         The issuer had total revenues of $19,449,795 for its fiscal year ended March 31, 1998.

         As of June 23, 1998, assuming as market value the price of $4.875 per share (the last sales price of the Company's Common Stock on the Nasdaq SmallCap Market), the aggregate market value of shares held by non-affiliates was $21,870,430.

         As of June 23, 1998 the Company had outstanding 8,676,983 shares of Common Stock, $.01 par value.

         Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be conducted on September 16, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB, to the extent described in Part III. The 1998 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1998.

                                TABLE OF CONTENTS

                                                                         PAGE
PART I

Item 1.    Description of Business                                        1
Item 2.    Properties                                                     14
Item 3.    Legal Proceedings                                              15
Item 4.    Submission of Matters to a Vote of Security Holders            15

PART II

Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters                            16
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  16
Item 7.    Financial Statements                                           22/F1
Item 8.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     22

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
               Compliance with Section 16(a) of the Exchange Act          23
Item 10.   Executive Compensation                                         23
Item 11.   Security Ownership of Certain Beneficial Owners
               and Management                                             23
Item 12.   Certain Relationships and Related Transactions                 23
Item 13.   Exhibits and Reports on Form 8-K                               24

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         IntraNet Solutions develops and implements integrated solutions for the management and distribution of critical business information through the Internet, intranets and extranets. IntraNet Solutions offers its customers a variety of products, including proprietary intranet document management software and hardware and software implementation services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with IntraNet Solutions' experience in designing systems and creating software applications, has created an opportunity for IntraNet Solutions to develop and market a line of document management software products utilizing Web technology. Its customers represent a wide range of industries such as healthcare, legal, manufacturing and telecommunications.

         IntraNet Solutions intends to expand the array of proprietary software products offered in its Intra.doc!(R) Management System product line as a means of increasing its share of the expanding Web-based document management software market. Intra.doc!(R) is a registered trademark of the Company.


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

         Local and Wide Area Networks. During the 1980's, local area networks ("LANs") and wide area networks ("WANs") proliferated as enterprise-wide computing solutions to take the place of centralized systems. Advances in microprocessor performance also resulted in the development of multiple formats, including a range of different word processing, spreadsheet, CAD and other graphics applications which run on a variety of computing platforms with little data sharing compatibility. The absence of compatibility between computing platforms and applications has greatly reduced the utility of LANs and WANs as mechanisms for sharing information among users of an enterprise computing system. Without an effective means of creating, storing, and searching for information, workers have been forced to re-create documents from scratch, duplicating effort and increasing the margin for error. Certain collaborative computing solutions, such as Lotus Notes(R), were developed to alleviate the absence of widespread connectivity. However, (Lotus Notes is a registered trademark of the Lotus Development Corporation) these products use proprietary database structures which fail to provide ready access to remote databases. In addition, any new or upgraded software applications must be custom-integrated into the proprietary platform, involving significant outside expertise and expense.

         The Internet and World Wide Web. The Internet is a global collection of computer networks that links thousands of public and private computer networks and millions of public and private computers around the world. Developed in 1969, the Internet acts as a "network of networks", allowing computers connected to the Internet to communicate with each other using the Internet protocol ("TCP/IP"). The Internet has historically been used primarily by academic institutions and government agencies to exchange information via electronic mail. Recently, the Internet has experienced rapid growth in use and increased internationalization as a result of, among other things, the growth in the number of commercial hosts, the expanded breadth of information content, an increase in the installed base of personal computers, improvements in telecommunications infrastructure supporting Internet use and technological advances such as improved graphical interfaces, all of which make the Internet more useful and easier to use.

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

         Private internets, or "intranets", are rapidly gaining acceptance among the corporate community. Corporate intranets use the infrastructure and standards of the Internet and World Wide Web, but are secured from access by general users of the public Internet through software programs commonly known as "firewalls". Through Web browsers, the same electronic information can be viewed by any person in the organization, regardless of the system he is using. More importantly, the uniform presentation of information enables intranets to consolidate all computers, software and databases existing within the host organization into a single system, enabling users to find information wherever it resides.

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

         PRODUCTS AND SERVICES

         IntraNet Solutions believes that its current and future competitive position in the document management market, will be largely dependent upon its ability to offer solutions for web-based document management and distribution needs.

         IntraNet Solutions recently released Intra.doc! Management System
(MS) Version 3, an update to its document management system, an intranet/Internet software application that utilizes Web technology to provide users with access to any document on their network -- regardless of the document location or the original software application used for its creation. Intra.doc! MS offers document management in a Web environment, which allows system users Web browser access to documents created on a multitude of computing platforms thereby offering IntraNet Solutions' customers a means of overcoming the data sharing compatibility problems inherent in systems operating without Web technology.

THE INTRA.DOC! (R) MANAGEMENT SYSTEM

          IntraNet Solutions' flagship product is the Intra.doc! Management System, an intranet/Internet software application that utilizes Web technology to provide users with access to any document, regardless of location or the software application used to create it. Intra.doc! offers customers a means of overcoming the data sharing compatibility problems inherent in traditional LAN/WAN systems. Intra.doc! automatically places documents into a Web-ready format while preserving the formats in which the documents were created. Additionally, the software automatically creates and indexes the Web hyperlinks that make it possible to navigate through the information and further categorizes data in such a manner that permits full text searches by the user.

         Document-based data is not only viewable, but authorized users may access the documents in their native formats. Intra.doc! MS eliminates the need to generate manual links and navigational aids, continually updates the Web site with the most current information, permits secure file management and revision control, overcomes database querying limitations, allows diverse documents (including those in CAD formats) to be accessible and linked on a Web, allows access to multiple repositories (libraries) of information, allows users to search for and view information from any location, and minimizes the cost of, and time required for both installation and day to day management of business information on a Web site. All an authorized user needs to access the site is a standard Web browser and a Web document viewer.

         Intra.doc! MS contains several features calculated both to expand access to, and increase the amount of information readily available on any organization's Document Management System:

- Authorized users have access to the information that they require for decision-making, and general users of the public Internet are restricted from accessing the system.

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

         Intra.doc! is designed to move information through a three-layer architecture that acts to store, structure and catalog the data, format the data for Web site publishing, and maintain the Web site with the most current version thereof.

         After a user has authored a document in any software application, the document is submitted to Intra.doc! through a Web interface. In some instances, the document may require approval before publication and the parties that approve it are notified through a Web-based list of the status of the various documents awaiting publication. Once documents have been approved, the document information in various formats is placed in repository called the IntraNet Web Library (the "Library"), where it is structured and organized. Documents stored in the Library remain continuously accessible in their native software applications. Authors are required to submit certain "metadata" (profile information) for each document, such as its title, subject, author and revision date. This information is later used to organize the data and provide for ease in document retrieval.

         The refinement layer of Intra.doc! converts each document to Web-readiness. The refinement layer contains three components: the Intra.doc! Document Refinery(TM), the Intra.doc! Web Refinery(TM), and the Intra.doc! Full-Text Refinery(TM). The Document Refinery(TM) converts documents to Adobe PDF or HTML formats, or preserves them in their native format if conversion is not possible. The Full-Text Refinery(TM) uses Intra.doc!'s Verity text search engine to index the document text and metadata to permit document searching after publication. The Web Refinery(TM) then generates HTML links and menu hierarchies according to the Web site structure and meta data information, and then continually maintains the site to ensure that the most current information available is reflected there.

         The third and final layer of the Intra.doc! architecture allows users with Netscape Navigator (Netscape Navigator is a trademark of Netscape Communications Corporation), Microsoft Explorer (Microsoft Explorer is a trademark of Microsoft Corporation) and other common Internet browsers to use easy navigational menus to access necessary information. Any user on the system can view a document created in virtually any application without having the origin software loaded on their desktop. Authorized users may even "check out" documents in order to modify them. Full Web site search capabilities are provided, and documents are hierarchically structured to facilitate navigation.

         When maintaining a Web site with Intra.doc!, the labor-intensive tasks of making information Web-ready are automated. More importantly, the information itself becomes more accessible, up-to-date, and meaningful to the users, while the system preserves the controls necessary for data security.

         The software is uniquely architected to deliver mission-critical document management functions including library management; Web publishing; universal access with minimal administration; page-level and user-specific security; e-mail-based workflow; and a Universal Business Address for each document. All this in a package that is workgroup affordable, and enterprise scalable. At the heart of the system is the Intra.doc! server, a Java-based server that manages all of the HTTP communications except the communication to the search engine that is continually running on the Web server.

         The Intra.doc! MS architecture increases efficiency of use and administration by separating the functions of management and publishing. The Intra.doc! Library is the repository--the vault of corporate documents where documents are maintained in their native formats. The Intra.doc! Document Refinery converts documents into Web-viewable format (PDF or other) and automatically publishes them to the Web site. This structure allows the Web site to function efficiently while the documents themselves are managed separately.

         Information about documents and their attributes is stored in an SQL database. This provides rapid access as Web pages are built and refreshed dynamically. Organizations may use the common database of their choice and then scale up the Intra.doc! system for full enterprise deployment when desired, utilizing popular databases such as Microsoft Access, Microsoft SQL Server and Oracle. This powerful, fast, and flexible architecture is augmented by the Intra.doc! Security module which allows administrators to set permissions by content and by user.

LIBRARY MANAGEMENT
- CHECK-IN/CHECK-OUT AND REVISION MANAGEMENT - Documents in their native format are stored in a central repository called a library or a vault. Users access the library via a Web browser for viewing, check-in, check-out, and printing. Only one user is allowed to have a document checked out at a time but many may view the released version of the document. Revision management capabilities are provided to track and record revision histories, to control Web site content, and to ensure that the user always views the most current version of the document. As documents are checked in, document attributes can be added. These attributes, called metadata, include information such as author, subject, date, department, or part number information about the document that will help the user and others find it. Any number of these may be custom attributes tailored to an organization's particular needs.

WEB PUBLISHING
- WEB LAYOUT EDITOR - The Web Layout Editor enables users to build Web pages and update their hierarchy using Java applets. Each Web page functions dynamically to show search results and point users toward related information. Dynamic links to HTML pages, documents, and reports are instantly viewable as changes or additions are made to Web pages in the Web Layout Editor. Any knowledge worker, working from any location, not just a Webmaster working at the Web server, can define new search criteria and build dynamic Web pages.

- DOCUMENT CONVERSION - The Intra.doc! Management System's document conversion facility uses agent technology and a messaging queue to take standard desktop applications and convert them so they can be automatically published to the Web site. The Web-viewable format is definable, but most organizations choose to convert documents to Adobe's Portable Data Format
     (PDF); this format is widely popular because it preserves the original look and feel of documents, including all fonts and graphics. Once converted, documents can be viewed using Adobe Reader plug-ins, other plug-in and helper applications, or documents can be viewed in their native format using the native application.

- CONTENT AND ATTRIBUTE INDEXING - Two main search mechanisms are provided. The first is content indexing. This uses industry-standard methods to generate a full-text database of the contents of documents - every word, every phrase. The second is attribute indexing. This uses the documents' attributes or meta data such as their authors, titles, part numbers or subjects to generate a database that will meaningfully relate documents to one another.

- SECURITY - The Intra.doc! MS security module is designed to accommodate those with strict security needs and those who require little or no security for their Web site. Administrators may set security two ways: by content and by user. Access to content is controllable down to the page level, allowing any specific document to remain confidential. Access by users may be defined by specific roles and workgroups, and controlled by user names and passwords, restricting access as needed while permitting the flexibility to move documents through a managed workflow process.

- BROWSER-BASED ADMINISTRATION - The Intra.doc! MS browser-based administration allows authorized users round-the-clock access to the system from any remote location. Thus, key administrative functions can be performed anywhere, anytime. This is especially critical in organizations where departmental workgroups are geographically dispersed and information must be available at all times without disruption.

WORKFLOW
- The Intra.doc! Management System's workflow capability lets multiple authors contribute to the same document through an organized, managed process. This is useful not only for creating documents concurrently, but also for tracking documents through an approval process before they are published to the Web site. The workflow module allows controls to be placed on who may check documents in and out, and on the number of reviewers. Documents to be shared, edited and/or approved are distributed and returned via existing e-mail systems. To improve efficiency, the status of the review process can be examined anytime, at a glance, using the Intra.doc! system.


UNIVERSAL BUSINESS ADDRESS
- Every document in the Intra.doc! Management System has its own universal business address (UBA) or http, making it easy to manage and control documents anywhere in the enterprise. The UBA can be used for such controls as reducing storage requirements and standardizing corporate information. For example, instead of e-mailing a copy of meeting minutes to everyone, a UBA link maybe provided to the e-mail message. Recipients simply click on the link to view the minutes automatically.

INTRA.DOC!(R) LEGACY  -- PAPER TO WEB SOLUTION


         Announced in August, 1997, Intra.doc! Legacy, is a product offering that integrates Adobe Acrobat Capture (Adobe Acrobat Capture is a trademark of Adobe Systems, Inc.) with IntraNet Solutions' flagship product, Intra.doc! MS. Intra.doc! Legacy enables companies to automatically convert large volumes of paper-based documents to Web-ready PDF files, and then publish, access and maintain them on a dynamic intranet/Internet Web site. The end result is that customers can cost effectively and quickly build a library of corporate information from paper documents with a typical application being completed in just a few weeks.

         Intra.doc! Legacy is integrated with Adobe Acrobat Capture and offers customers a streamlined method of page recognition (hundreds-to-millions including text and images) in eight languages that costs thousands of dollars less than proprietary imaging systems, by providing them with a single compact -- fully searchable -- file that looks like the original printed document. In addition, with Intra.doc! MS, knowledge workers use their Web browser (Netscape or Microsoft Explorer) to access, make changes or print the documents they need on demand to a Web-viewable PDF format and automatically publish them to a dynamic intranet Web site."

         Intra.doc! Legacy scans in paper documents and Web-enables their contents by automatically generating the HTML hyperlinks that make them truly Web-usable. Intra.doc! Legacy works with a variety of popular document formats including, Word, Excel, Quark, FrameMaker, Word Perfect, even databases, CAD drawings and more. The system turns these various formats into one "neutral" format for storing and sharing on the Web.

         The unifying format under which all documents are combined is Adobe's Portable Data Format (PDF). It is the industry's most universally accepted Web format, because in PDF, documents are published to the Web exactly as they look on paper. Intra.doc! Legacy's architecture is open to publishing to all formats in addition to Adobe PDF.


INTRA.DOC!(R) ORDER MANAGEMENT SYSTEM


         In November of 1996, IntraNet Solutions introduced its proprietary Intra.doc! Order Management System (OMS). This product allows customers to remotely store, revise, secure access to, and distribute documents, directly through the Internet or via traditional "dial-up" systems. Users of the Intra.doc! OMS system can send copies of documents, physically or electronically, to IntraNet Solutions for electronic warehousing. Once the documents have been stored, customers may access them via the Internet or "dial-up", retrieving documents for revisions as needed.

         Over the Internet, customers use a common browser for access to the Intra.doc! OMS interface and to their documents. Documents are formally checked out of IntraNet Solutions' data vault system and retrieved to the user's desktop for revisions in their native applications. Once the revisions are complete, documents are checked back in to IntraNet Solutions' data vault system, where revision histories are controlled and maintained.

         The Company believes that using Intra.doc! OMS to access and revise documents over the Internet is ideal for businesses with remote locations, customer sites, or distribution channels. Many businesses need a constant flow of training manuals, product brochures, operating manuals and similar documents throughout their organizations. The use of traditional printing services requires significant investments of time and labor to place printing orders and deliver current versions of documents for reproduction. Moreover, traditional printing services frequently impose minimum order requirements for each printing job. Such requirements usually result in excess quantities of documents that must be destroyed when revisions are made.

OPERATING ENVIRONMENTS

         Intra.doc! MS Version 3, Intra.doc! Legacy and Intra.doc! OMS are available on Windows NT and Sun Solaris operating environments.


KEY CUSTOMERS
         With a horizontal business application for the management of business-critical documents across the enterprise, IntraNet Solutions focuses on delivering solutions which allow organizations to tap the full potential of the Web with its industrial strength Intra.doc! family of products. Intra.doc! MS software is finding early success in industry segments such as manufacturing, finance, education, scientific and medical research and government. Customers include U.S. retailer Dayton Hudson Corporation; leading international law firm Hancock, Rothert and Bunshoft, LLP; health care providers Allina Health Care of Minnesota, and Wellmark Blue Cross and Blue Shield of Iowa; and large manufacturing companies such as the Agfa Division of Bayer and Siemens.

         IntraNet Solutions believes that its customers' total investment in Intra.doc! MS document management software may be as much as one half the cost of known competing systems. IntraNet Solutions estimates that a substantial majority of most customers' investment in alternative document management systems is attributable to consulting services arising out of system installation. Moreover, additional consulting services are frequently necessary to support advances in microprocessor technology or software applications that require customization of the existing system. Intra.doc! attempts to invert the traditional relationship between acquisition costs and associated consulting services. By combining the ease of installing Intra.doc! with an internal architecture that is specifically designed to provide for future volume increases in information, and new and diverse document types along with other advances in Web technology, Intra.doc! should reduce a customer's need for future consulting services as the business and the system grow in tandem.

KEY PRODUCT DIFFERENTIATION

         The Delphi Group, a leading industry analyst firm and authority on document management, performed a detailed review of Intra.doc! and reported the following key advantages of the software:

-        Intra.doc! MS provides an intuitive model for document management.
         From the users point of view, Intra.doc! is analogous to a real-world filing cabinet. This makes this software easy to learn and use, making it more accessible to users throughout the organization. Both the use of a standard Web interface and the support for authoring tools add to Intra.doc!'s ease-of-use.

- Intra.doc! MS permits virtually any document type to be accessible on the Web. This flexibility addresses the need expressed by 93% of intranet users surveyed by The Delphi Group that corporate information must be made available on the intranet.

- Intra.doc! MS provides vastly simplified file management for intranet documents. Links and navigational aids are automatically generated and continually updated. Users are thus provided with timely and correct information with minimal administrative overhead.

- Intra.doc! MS requires less investment than most other document management products. The reduced cost of installation, and especially the overall costs of daily maintenance and system administration reduce the life cycle cost of IntraNet Solutions' software.

- Reprinted with permission from The Delphi Group, Boston, MA copyright January 1998, Delphi Insight Series on Document Management.

SALES, MARKETING AND DISTRIBUTION

         IntraNet Solutions believes that as the trend toward network-based computing environments and use of Internet technology continues, the demand for its products and services, especially its proprietary intranet software products and on-demand publishing services, will increase. Management believes that the breadth of IntraNet Solutions' line of products and services enables it to vertically integrate any one aspect of a customer's document management needs with all others. IntraNet Solutions' marketing strategy also entails leveraging its competitive advantages with an aggressive direct sales approach, combined with seminar selling, media advertising, and regional direct mail campaigns. Additionally, IntraNet Solutions is developing an `alternate channels' marketing strategy for its software products, allowing third-party organizations to market its proprietary products in strategic niches and geographical areas. These alternate channels include vertically oriented resellers, large system integrators, strategic industry relationships, and software distributors.



STRATEGIC PARTNERS AND SUPPLIERS

         Historically, the majority of the hardware and software products sold by IntraNet Solutions have been through reseller arrangements with Sun Microsystems, Inc. ("Sun") and Interleaf, Inc. ("Interleaf"). IntraNet Solutions maintains its own internal development staff to provide the customization required by a significant number of implementations for Sun and Interleaf products.

         IntraNet Solutions has entered into an agreements with Adobe Systems, Inc. and Verity, Inc. to integrate and sell certain of their software products. IntraNet Solutions will provide total publishing/document management solutions to new and existing customers using Adobe's extensive line of products that complement IntraNet Solutions' Web-based Intra.doc! MS.

         IntraNet Solutions is an ISV (Independent Software Vendor) of Sun Microsystems and has been named Sun's exclusive sales agent for all public and private education institutions in Minnesota and Wisconsin. In addition, IntraNet Solutions is one of only two vendors who can market the entire Sun product line to these customers. IntraNet Solutions is the largest value added reseller of Sun products within the Midwest. IntraNet Solutions considers the Sun market to be critical to fueling its software sales of Intra.doc! MS Version 3 is a Java-built architecture that will be an ideal solution for an enterprise UNIX environment on the Sun platform - one of the most prominent platforms for intranet/Internet systems.

         In 1997, IntraNet Solutions announced a strategic distribution agreement with MCI Systemhouse to resell Intra.doc! to gain a foothold in the highly desirable intranet space within large corporations in the United States. IntraNet Solutions also signed an agreement with Xerox Ltd. to distribute its products in Europe, the Middle East and Africa. IntraNet Solutions also has partnerships with leading vendors such as Adobe Systems, Hewlett-Packard, Microsoft and Netscape.


PRODUCT DEVELOPMENT

         IntraNet Solutions has divided its software development personnel into two departments: Custom Applications, which concentrates on providing billable services, and Research and Development, which is concerned with proprietary intranet applications for resale. Intra.doc! and related document management software products currently consume most of IntraNet Solutions' research and development resources.

         IntraNet Solutions recently released Intra.doc! Version 3, which features a Java server-based architecture, enhanced security, browser-based administration, e-mail-based workflow pages and availability on the Sun Solaris operating environment. Version 3 also supports additional databases such as Microsoft SQL Server and Oracle as external repositories.

         IntraNet Solutions considers its ability to service any aspect of a customer's document creation, management and distribution requirements to be its primary competitive advantage. Customers compelled to use multiple vendors to install or maintain a Document Management System face an ongoing risk that various components of their systems do not fit together conceptually, or simply will not work. IntraNet Solutions' vertical integration allows it to deliver a complete solution, or set of solutions, covering the entire spectrum of the document management life cycle.

         Within the document management market, the majority of products currently available were designed for specialized, high-volume line-of-business applications and require a substantial investment. IntraNet Solutions believes that certain lower cost solutions offered by other document management vendors offers little more than file storage and viewing solutions. IntraNet Solutions' proprietary software occupies a relatively unaddressed area of the market, offering substantial features at a low cost. Also, the Company believes that its commitment to Web standards stand out in contrast to its competitors and enables it to offer its customers the most cost-effective solutions available with current and developing technologies.

EMPLOYEES

         As of June 1, 1998, the Company had approximately 90 employees. Ten employees working at the Company's Phoenix facilities are members of a collective bargaining unit. The labor contract covering such employees will expire unless earlier renewed on June 25, 2000. No other employees of the Company are currently represented by a labor union. Management considers its employee relations to be good.

CERTAIN FACTORS

         In addition to the matters discussed elsewhere in this Annual Report on Form 10-KSB, the following are important factors that could cause actual results of events to differ materially from those contained in any forward-looking statement made on or behalf of the Company

History of Operating Losses and Accumulated Deficit; Uncertainty of Future Operating results; Fluctuations in Future Operating Results; Limited Operating History. The Company incurred a loss attributable to common shareholders of $5.3 million for the year ended March 31, 1998 and a net loss of $3,748,464 for the year ended March 31, 1997. The Company had an accumulated deficit of $9.1 million at March 31, 1998. The Company intends to continue to make expenditures related to new product introductions, marketing, research and development, and administrative infrastructure over the near term.

         The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. There is no assurance that the Company can operate profitably or that it will successfully implement its expansion plans. Additionally, the Company has only a limited operating history upon which to base an evaluation of its current principal business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by businesses in the early stage of development, particularly businesses in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and product enhancements, the growth of activity on the Internet, the World Wide Web and private intranet networks, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks.

         Significant Capital Requirements; Need for Additional Financing. The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company has been dependent upon the proceeds from sales of its securities, as well as various private loans, to fund its development and marketing activities. There can be no assurance that such additional funding will be available on terms attractive to the Company, or at all. Any additional equity financings may be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants. Collaborative arrangements may require the Company to relinquish rights to certain of its technologies, products or marketing territories. In the event that the proceeds of the offering and cash flow prove to be insufficient to fund operations (due to a change in the Company's plans or a change or inaccuracy in its assumptions or as a result of unanticipated expenses, technical difficulties, problems or otherwise), the Company would be required to seek additional financing sooner than currently anticipated. The Company has no current arrangement with respect to, or sources of, additional financing. The inability to obtain additional financing when needed, would have a material adverse effect on the Company.

         Uncertainty of Future Operating Results; Fluctuations in Future Operating Results. Prior growth rates in the Company's revenue and operating results are not necessarily indicative of future growth, if any, or of future operating results. The Company's future operating results may vary substantially from quarter to quarter and will depend on many factors, including the level of sales of its proprietary software products, and continued expansion of the market for corporate intranets. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its competitors' products. Product development and marketing costs are often incurred in periods before any revenues are recognized from the sales of products. Operating expenses are higher during periods in which such product development costs are incurred and marketing efforts are commenced. In addition, the timing of the Company's receipt of significant contracts could add to quarter to quarter variation in operating results. Due to these and other factors, including the general economy, stock market conditions and announcements by the Company or its competitors, the market price of the Company's Common Stock may be highly volatile.

         Intense Competition. The markets for business application software and computer software generally are intensely competitive. The Company faces competition from a variety of software vendors, most of whom have substantially greater financial, technical and marketing resources than the Company, and many of the Company's competitors currently marketing products in the document management market are more established than the Company and have the benefits of pre-existing relationships with potential customers and greater name recognition than the Company. The Company also faces indirect competition from other systems integrators and value added resellers. The Company's competitors could introduce products with more features and lower prices than the Company's products, or which render the Company's products obsolete. These companies could also bundle existing or new products with other more established products in order to compete with the Company. Although the Company believes its product features and pricing enable it to compete effectively with respect to such factors, there can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

         Emerging Markets; Dependence Upon Continued Market Expansion. The continued expansion of the Company's business is generally dependent on the continued expansion of the markets for which its products were developed, and specifically dependent upon the continued growth of activity on the Internet, the Web and private intranet networks. The intranet market is a relatively new market and is intensely competitive, highly fragmented and subject to change. As such, the Company's success will continue to be dependent upon a continuation of the trend toward network-based computing environments and the continued willingness of large businesses to reengineer the processes they employ to create, store, manage and distribute data. Any factors which have an adverse impact on the continued expansion of these markets generally could have a material adverse impact on the Company.

         Management of Rapid Growth. The Company has experienced rapid growth in revenues, personnel, research and development activities and the general expansion of its business. In addition, the Company's markets have evolved and continue to evolve at a rapid pace. The Company believes that continued growth in the number and breadth of its product lines and services and in its personnel will be required to maintain its competitive position. The Company's growth, coupled with the rapid evolution of its markets, has placed and will continue to place significant strains on its administrative operations and financial resources and will increase the demands placed on its internal systems, procedures and controls. The Company's ability to support, manage and control its continued growth is also dependent upon, among other things, its ability to train, supervise and manage increased personnel. There can be no assurance that the Company's personnel, procedures, staff, internal controls or systems will be adequate to support such growth or that management will be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company's products and services. If the Company is unable to manage future growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

         Dependence on Development of New Products. The Company's future success is dependent upon its continued introduction of new software products and its ability to develop enhancements and upgrades to its existing product line. During the years ended March 31, 1996, 1997 and 1998, the Company incurred approximately $500,000, $1.1 million and $1.2 million, of research and development costs, respectively. The Company devotes significant resources to research and development; however, the development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new or enhanced products could adversely affect the Company's operating results. The market for the Company's products is characterized by rapidly changing technology, frequent new product introductions and product enhancement and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render the Company's current products, or any other products the Company may develop in the future, obsolete and unmarketable. The Company's ability to anticipate changes in technology, products and industry standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to grow and remain competitive. There can be no assurance that the Company will be successful in introducing new products to respond to emerging industry trends, and there can be no assurance that the level of research and development expenses necessary for the Company to remain competitive will be as currently anticipated or that the Company's revenues will be sufficient to cover its research and development costs.

         Dependence Upon Proprietary Technology; Risk of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company has no patents or pending patent applications. In the absence of significant patent or copyright protection, the Company may be vulnerable to competitors who attempt to develop functionally equivalent products. Although the Company believes that it has all rights necessary to market its products without infringing upon any patents, copyrights or trademarks held by others, there can be no assurance that conflicting patent, copyright or trademark rights do not exist. There can be no assurance that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which would have a material adverse effect upon the Company's business, operating results and financial condition. The Company relies upon trade secret protection, confidentiality procedures and contractual provisions to protect its proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets. Intra.doc!(R) is a registered trademark of the Company. The Company has applied for trademark registration for INTRANET SOLUTIONS(TM). There can be no assurance that any trademarks which have been applied for but are not yet issued will be issued. In the absence of trademark protection, the Company may be unable to take advantage of the brand name recognition it is attempting to build. Further, even if all trademarks applied for are issued, there can be no assurance that such trademarks will prove valuable to the Company.

         Dependence Upon Key Vendor Relationships. The Company is materially dependent on Sun Microsystems, Inc. for the supply of hardware products sold as part of its systems. Any disruption in the relationship between the Company and Sun Microsystems, Inc. would have an immediate and material adverse impact on the Company. Although the Company believes that secondary sources are currently available for similar hardware products, there can be no assurance that suitable alternative vendor relationships could be established in a timely manner, if at all. The Company purchased approximately 72%, 68% and 76% of its total product resale requirements from Sun Microsystems, Inc. in each of the fiscal years ended 1996, 1997 and 1998, respectively.

         Dependence on Key Personnel; Need for Additional Employees. The Company is currently greatly dependent on the personal knowledge and experience of Messrs. Olson and Sjobeck. The Company believes that its senior management team has knowledge which, due to the Company's relatively small size, is personal to such individuals and has not been institutionalized. As such, the loss of any of these key personnel could be detrimental to the Company. There can be no assurance that the loss of the services of Mr. Olson or any of its executive officers or other key employees would not have a material adverse effect on the Company. To avoid the negative impact which the loss of a senior manager could have on the Company, as well as to achieve its business plan, the Company must hire additional employees at various operational levels. The future development and success of the Company will depend in part upon its ability to attract and retain additional personnel with the highly specialized expertise necessary to provide, engineer, design and support the integration of such products and services. There can be no assurance that the Company will be able to attract or retain such personnel or that the hiring and retention of such personnel will result in the institutionalization of vital information.

         Product Defects and Product Liability. The Company's software products are complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in the loss of or the delay in market acceptance or the loss of customer data. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims; however, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any material adverse effect resulting from any software defects or errors, there can be no assurance that despite testing by the Company and its customers, errors will not be found in new products which could result in a delay or an inability to achieve market acceptance and thus could have a material adverse impact upon the Company's business, operating results or financial condition.

         Former Shareholder Lien. On July 31, 1995, Technical Publishing Solutions, Inc., a predecessor in interest to the Company ("TPSI") redeemed 50 percent of the outstanding shares of its common stock from a former shareholder and director for an aggregate redemption price of $200,000. TPSI paid $150,000 of the purchase price in cash and delivered a the balance of the redemption price in the form of a promissory note with a face amount of $50,000. The note requires annual principal payments of approximately $10,000 and matures in August 2000. TPSI and the former shareholder also entered into consulting and non-competition agreements pursuant to which the Company is obligated to make payments of $10,000 per month through August 2000. To secure the purchase price of the redeemed shares and TPSI's monetary obligations under the aforementioned agreements, TPSI granted the former shareholder a security interest in the redeemed shares. As a result of the 1996 merger of TPSI with and into the Company, the Company succeeded to the obligations of TPSI under these agreements. In the event the

Company fails to satisfy its monetary obligations under these agreements, the former shareholder may be able to assert a claim of ownership interest in the Company. If the former shareholder is successful in this regard, the value of the shares of Common Stock may be reduced substantially.

         Control by Founder. Mr. Robert F. Olson, the Company's President and Chief Executive Officer, currently holds approximately 50 percent of the Company's outstanding Common Stock. As such, Mr. Olson is able to exercise control over the business policies and affairs of the Company, including all determinations with respect to the acquisition or disposition of assets by the Company, future issuances of Common Stock or other securities by the Company, and any dividend payable on the Common Stock. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

         Effects of Delisting from Nasdaq SmallCap Market; Lack of Liquidity of Low Priced Stocks. If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its securities could be subject to delisting. The Nasdaq Stock Market recently implemented increases in the quantitative standards for maintenance of listings on the Nasdaq SmallCap Market. The new standards for continued listing on the Nasdaq SmallCap Market include maintenance of any of (i) $2,000,000 of net tangible assets, (ii) $35,000,000 of market capitalization or (iii) $500,000 of net income for two of the last three years. In the event that the Common Stock is delisted from the Nasdaq SmallCap Market, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

         In addition, if the Company's securities were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of such securities were to fall below $5.00 per share, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of such Common Stock and the ability of purchasers in this offering to sell their shares of Common Stock in the secondary market.

         Demand and Incidental Registration Rights. Certain shareholders and warrant holders of the Company, including Robert F. Olson, have the right, subject to certain conditions, to participate in future registrations of the Company's equity securities or to demand that the Company register up to approximately 4.3 million shares of Common Stock owned by them as of the date of this Prospectus. Pursuant to these registration rights, if the Company proposes to register any of its Common Stock, other than in certain specified instances, either on its own behalf or for the account of others, such holders are entitled to notice of such proposed registration and must be given the opportunity to participate therein. These demand and incidental registration rights are subject to certain terms and limitations.

         Absence of Dividends. The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Moreover, the Company is prohibited from paying any cash dividends under the terms of its existing credit agreement.

         Shares Eligible for Future Sale Of the 8.7 million shares currently outstanding, approximately 4.5 million shares of Common Stock will be freely tradable by persons who are not affiliates of the Company and 4.2 million shares will be eligible for public sale under Rule 144, subject in certain cases to volume and manner of sale limitations. The Company is obligated to issue approximately 1.4 million shares of Common Stock in the event that currently outstanding warrants are exercised all of which will be freely tradable without restriction except for volume restrictions on sales by affiliates pursuant to Rule 144. The Company may issue up to an additional 2.3 million shares of Common Stock under its employee stock option plan. The Company may issue additional options, warrants, or equity securities in the future. The sale, or availability for sale, of substantial amounts of Common Stock in the public market subsequent to this offering, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

         Volatility of Stock Price. The market prices of the Company's securities have experienced and may continue to experience substantial volatility. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market prices of the common stock of many publicly traded technology companies have in the past been, and in the future are expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning patents or proprietary rights, and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant impact on the market price of the Common Stock.

         Possible Issuances of Preferred Stock; Anti-Takeover Effect of Minnesota Law. Pursuant to the Company's Articles of Incorporation, the Company's shareholders do not have the right to cumulative voting in the election of directors. In addition, the Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of unissued shares of the Company's capital stock and to issue such stock without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that have already been or may be created and issued in the future. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, certain provisions of Minnesota law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company, which could deprive the Company's shareholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices and may also have a depressive effect on the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

         The executive offices of the Company are located in Eden Prairie, Minnesota, where the Company leases approximately 18,000 square feet of office and warehouse space. The Company also leases approximately 13,000 square feet of office and warehouse space for its Phoenix distribution group facility. The Company is also sub-landlord with respect to several other properties for which sublease arrangements cover substantially all of its lease obligations. The Company utilizes virtual offices for its remaining sales, services and marketing efforts. The Company may need to obtain additional facilities during the course of the next several years.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           Price Range of Common Stock

         The Company's Common Stock trades in the over-the counter market through NASDAQ under the symbol INRS. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated, as reported by NASDAQ. The quotes represent "Inter-Dealer" prices without adjustments or mark-ups, mark-downs or commissions and may not necessarily present actual transactions. On June 23, 1998, the last sale price of the Common Stock was $4.875. As of June 23, 1998, the Company had approximately 100 record holders of Common Stock.


                                                             COMMON STOCK
                                                       HIGH                LOW
    FISCAL 1998:
    First Quarter ended 6/30/97                        5.00               3.38
    Second Quarter ended 9/30/97                       8.38               4.38
    Third Quarter ended 12/31/97                       8.25               3.63
    Fourth Quarter ended 3/31/98                       7.13               5.13

    FISCAL 1997:
    First Quarter ended 6/30/96                       21.75              10.00
    Second Quarter ended 9/30/96                      19.00               8.00
    Third Quarter ended 12/31/96                       9.50               5.50
    Fourth Quarter ended 3/31/97                       8.25               4.38


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         IntraNet Solutions, Inc. ("IntraNet" or the "Company") develops and implements integrated solutions for the management and distribution of critical business information. IntraNet offers its customers a variety of products, including proprietary intranet document management software, hardware and software implementation services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop and market a complete line of document management software products utilizing Web technology.

         The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products, (iii) the sale of maintenance and support contracts, (iv) the sale of technical and other services, and (v) the sale of on-demand publishing services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 91-1 Software Revenue Recognition. Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain and collection of the resulting sale price is probable. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of the sale if the Company does not expect to have material future obligations to service the contracts. Revenue from technical and other services are recognized as the related services are performed. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated statements of operations as a percent of total revenues for the periods indicated.

                                                         YEAR ENDED MARCH 31,
                                                  -------------------------------
Revenues:                                           1996        1997        1998
                                                  -------    --------     -------
     Hardware integration                            64.5%       64.7%       62.7%
     Software, technical services and support        35.5        35.3        37.3
                                                  -------    --------     -------
     Total revenues                                 100.0%      100.0%      100.0%

Cost of revenues:
     Hardware integration                            53.4        54.3        52.7
     Software, technical services and support        22.0        20.7        16.5
                                                  -------    --------     -------
     Total cost of revenues                          75.4        75.0        69.2
                                                  -------    --------     -------


     Gross profit                                    24.6        25.0        30.8

Operating Expenses
     Sales and marketing                             11.8        12.4        16.1
     General and administrative                       8.6        12.3        12.1
     Research and development                         3.8         6.9         6.4
                                                  -------    --------     -------
     Total operating expenses                        24.2        31.6        34.6
                                                  -------    --------     -------

     Operating Income (loss)                           .4%       (6.6)%      (3.8)%
                                                  =======    ========     =======



YEAR ENDED MARCH 31, 1998 COMPARED TO THE YEAR ENDED MARCH 31, 1997

         REVENUES

         Total revenues increased to $19.5 million for the year ended March 31, 1998 from $16.2 million for the year ended March 31, 1997, or $3.3 million (20.1%). This increase related to increases in all revenue product lines.

         Hardware Integration. Hardware integration revenues increased a total of $1.7 million or 16.3% for the year ended March 31, 1998 compared to the year ended March 31, 1997 ($12.2 million in 1998 compared to $10.5 million in 1997). The increase in hardware integration revenue was principally due to the expansion of the Company's customer base and increased sales to existing customers.

         Software, Technical Services and Support. Software, technical services and support revenues increased a total of $1.6 million or 27.1% for the year ended March 31, 1998 compared to the year ended March 31, 1997 ($7.3 million in 1998 compared to $5.7 million in 1997). Increases in software revenue accounted for $1.2 million of the total increase. The growth in software was primarily attributable to the introduction of the Company's proprietary software products during the year ended March 31, 1998, which accounted for $2.6 million in software revenues. Revenues from proprietary software products increased $1.7 million, or 188%.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased to $13.4 million for the year ended March 31, 1998 from $12.1 million for the year ended March 31, 1997. Total cost of revenues as a percent of total revenues was 69.2% in 1998 compared to 75.0% in 1997. Gross profit increased to $6.0 million for the year ended March 31, 1998 compared to $4.1 million for the year ended March 31, 1997. Total gross profit as a percent of total revenues was 30.8% in 1998 compared to 25.0% in 1997. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

         Hardware Integration. Cost of the hardware integration revenues increased to $10.2 million for the year ended March 31, 1998 from $8.8 million for the year ended March 31, 1997. Cost of hardware integration revenues as a percent of hardware integration revenues was 84.1% in 1998 compared to 83.9% in 1997. Gross profit from hardware integration was 15.9% for the year ended March 31, 1998 compared to 16.1% for the year ended March 31, 1997. The reduction in gross profit was primarily attributable to larger integration projects with lower margins and increased competition.

         Software, Technical Services and Support. Cost of software, technical services and support revenues decreased to $3.2 million for the year ended March 31, 1998 from $3.3 million for the year ended March 31, 1997. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 44.1% in 1998 compared to 58.6% in 1997. Gross profit on software, technical services and support was 55.9% for the year ended March 31, 1998 compared to 41.4% for the year ended March 31, 1997. The increase in gross profit was primarily attributable to the increase in sales of proprietary software. Margins on proprietary software products were 88.9 %.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $3.1 million for the year ended March 31, 1998 compared to $2.0 million for the year ended March 31, 1997. Sales and marketing expenses as a percent of total revenues were 16.1% in 1998 compared to 12.4% in 1997. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing/advertising programs.

         General and Administrative. General and administrative expenses increased to $2.4 million for the year ended March 31, 1998 compared to $2.0 million for the year ended March 31, 1997. General and administrative expenses as a percent of total revenue were 12.2% in 1998 compared to 12.3% in 1997. Total general and administrative expenses increased primarily due to the overall increase in revenues.

         Research and Development. Research and development expenses increased to $1.2 million for the year ended March 31,1998 compared to $1.1 for the year ended March 31, 1997. Research and development expenses as a percent of total revenue were 6.4% in 1998 compared to 6.9% in 1997.


DISCONTINUED OPERATIONS

         Revenues from discontinued operations were $5.0 million and $3.8 million for the years ended March 31, 1998 and 1997, respectively. Revenues increased primarily due to the Company's Phoenix location being opened for a full year compared to five months during the year ended March 31, 1997.

         Cost of revenues from discontinued operations were $4.0 million and $3.1 million for the years ended March 31, 1998 and 1997, respectively. Gross profit from discontinued operations were 19.9% and 21.2% for the years ended March 31, 1998 and 1997, respectively.

         Loss from discontinued operations was $2.6 million for each of the years ended March 31, 1998 and 1997. Loss from discontinued operations for the year ended March 31, 1998 includes an adjustment of $750,000 to fully amortize goodwill associated with the acquisition of the Company's Phoenix location and writedown certain other assets to their estimated net realizable value. Loss from discontinued operations for the year ended March 31, 1997 includes a charge of $400,000 related to the closing two distribution group facilities.

YEAR ENDED MARCH 31, 1997 COMPARED TO THE YEAR ENDED MARCH 31, 1996

         REVENUES

         Total revenues increased to $16.2 million for the year ended March 31, 1997 from $12.7 million for the year ended March 31, 1996, or $3.5 million (27.3%). This increase related to increases in all revenue product lines.

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

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased to $12.1 million for the year ended March 31, 1997 from $9.6 million for the year ended March 31, 1996. Total cost of revenues as a percent of total revenues was 75% in 1997 compared to 75.4% in 1996. Gross profit increased to $4.1 million for the year ended March 31, 1997 compared to $3.1 million for the year ended March 31, 1996. Total gross profit as a percent of total revenues was 25.0% in 1997 compared to 24.6% in 1996. The increase in gross profit was primarily attributable to incremental revenue contributions in all product lines.

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


         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $2.0 million for the year ended March 31, 1997 compared to $1.5 million for the year ended March 31, 1996. Sales and marketing expenses as a percent of total revenues were 12.4% in 1997 compared to 11.8% in 1996. Sales and marketing expenses increased as a percent of revenues primarily due to increases in staffing and marketing programs.

         General and Administrative. General and administrative expenses increased to $2.0 million for the year ended March 31, 1997 compared to $1.1 million for the year ended March 31, 1996. General and administrative expenses as a percent of total revenue were 12.3% in 1997 compared to 8.6% in 1996. General and administrative expenses increased primarily due to increases in staffing, expenses related to the relocation of corporate headquarters, and the overall increase in revenues.

         Research and Development. Research and development expenses increased to $1.1 million for the year ended March 31,1997 compared to $500,000 for the year ended March 31, 1996. Research and development expenses as a percent of total revenue were 6.9% in 1997 compared to 3.8% in 1996. Total research and development expenses increased $600,000 in 1997 compared to 1996 due to a focus on development of proprietary software products and related expansion of the research and development staffing.

         DISCONTINUED OPERATIONS

         Revenues from discontinued operations were $3.8 million and $1.5 million for the years ended March 31, 1997 and 1996, respectively. Revenues increased primarily due to the opening of several new locations.

         Cost of revenues from discontinued operations were $3.0 million and $1.1 million for the years ended March 31, 1997 and 1996, respectively. Gross profit from discontinued operations were 21.2% and 26.5% for the years ended March 31, 1998 and 1997, respectively.

         Loss from discontinued operations was $2.6 million and $200,000 for the years ended March 31, 1997 and 1996, respectively. Loss from discontinued operations for the year ended March 31, 1997 includes a charge of $400,000 related to the closing of two distribution group facilities.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through revolving working capital and term loans from banking institutions together with the sale of stock and subordinated debt. In December 1996, the Company issued $1.0 million 9% promissory notes. During the fourth quarter of fiscal 1997 the Company issued an additional $500,000 9% promissory notes. During the year ended March 31, 1998, $250,000 of those notes were converted into approximately 71,000 shares of common stock, $150,000 were converted into preferred stock and $850,000 were paid at maturity. Additionally, in April, 1998, $250,000 of these notes were paid. In consideration of these borrowings, the Company issued the lenders warrants to acquire an aggregate of 300,000 shares of Common Stock at an exercise price of $4.00.

         During July 1997, the Company issued $4,000,000 of Series A 5% Convertible Preferred Stock. The Company issued 800,000 units, each consisting of one share of $.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the year ended March 31, 1998, 350,000 shares of Series A Preferred Stock were converted into 471,380 shares of common stock.

         In May, 1998, the Company completed the sale of $3,000,000 of 4% Series B Convertible Preferred Stock. The preferred stock is convertible into the Company's current stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company will recognize a non-cash deemed dividend of $570,000. The deemed dividend will be recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount will be recognized at the date of issue of the preferred stock, the same date in which the shares are eligible for conversion. The accretion of the discount will be reflected in the statement of operations as an adjustment to net income (loss).

         The Company's revolving working capital line of credit allows for borrowings of up to $3.85 million based on available collateral at the bank's base lending rate plus 2.5%. At March 31, 1998, the Company had advances of $2.25 million, which are due on demand. At March 31, 1998, the Company also had term loans and promissory notes outstanding in the amount of $657,800.
The term loans and promissory notes require monthly principal payments of $35,400 plus interest at the bank's base lending rate plus 2.5%. At March 31, 1998 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues at a rate of 12%.

         As of March 31, 1998 the Company had cash of approximately $1.0 million. Capital expenditures for the year ended March 31, 1998 and 1997, including equipment financed with capital lease obligations, were $1.0 million and $457,700 respectively.

         The Company has entered into certain operating leases for facilities and equipment. These leases require total monthly payments, net of related sublease arrangements, of $59,200. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

         The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company will continue to evaluate future financing needs. Future financing, if necessary, may be dilutive to shareholders or may contain restrictive terms or covenants. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

YEAR 2000 COMPLIANCE

         The Company has studied its computer hardware and software to determine its exposure to the change of century date problem. The Year 2000 date problem consists of a date format shortcoming where the Year is represented by two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. Based on the Company's study, the Company does not believe that the costs to become Year 2000 compliant will be material. Costs as incurred will be charged to operating expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The American Institute of Certified Public Accountants has issued Statement of Position (SOP), SOP 97-2, which supersedes Statement of Position 91-1, "Software Revenue Recognition." Management has assessed this new Statement and believes that is adoption will not have a material effect on the timing of the Company's software revenue recognition or cause changes to its software recognition policy.

         In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on disclosure in the consolidated financial statements of the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing needs and sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company are included herein following the signatures, beginning at page F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 26, 1997, the Company, with the approval of its Board of Directors, engaged Ernst & Young LLP as the independent accountants for the Company and its subsidiaries. Prior to the engagement of Ernst & Young LLP, Lund Koehler Cox & Company, PLLP had served as the principal independent certified public accountants for the Company and its subsidiaries. The reports on the Company's Consolidated Financial Statements prepared by Lund Koehler Cox & Company, PLLP for the years ended March 31, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, auditing scope or accounting principles. In connection with the audits for the years ended March 31, 1995 and 1996 and through February 26, 1997, there were no disagreements, with Lund Kohler Cox & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lund Koehler Cox & Company, PLLP, that would have caused Lund Koehler Cox & Company, PLLP to make reference to the subject matter of the disagreements in its reports. During the years ended March 31, 1995 and 1996 and through February 26, 1997 the Company has not consulted with Ernst & Young LLP on items which (1) were or should have been subject to Statement of Auditing Standards 50, or (2) concerned the subject matter of a disagreement or reportable event with the former independent public accountant.

         On March 12, 1998, the Company, with the approval of its Board of Directors, engaged Grant Thornton LLP as the independent accountants for the Company and its subsidiaries. Prior to the engagement of Grant Thornton LLP, Ernst & Young LLP had served as the principal independent certified public accountants for the Company and it subsidiaries. The reports on the Company's Consolidated Financial Statements prepared by Ernst & Young LLP for the year ended March 31, 1997 contained a qualification regarding the Company's ability to continue as a going concern. In connection with the audit for the year ended March 31, 1997, there were no disagreements, with Ernst & Young, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, LLP that would have caused Ernst & Young, LLP to make reference to the subject matter of the disagreements in its report. During the year ended March 31, 1997 and through March 12, 1998 the Company has not consulted with Grant Thornton LLP on items which (1) were or should have been subject to Statement of Auditing Standards 50, or (2) concerned the subject matter of a disagreement or reportable event with the former independent public accountant.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
                                          EXHIBIT INDEX

           Number      Description

           3.1 Amended and Restated Articles of Incorporation, (incorporated by reference to Exhibit 3.1 of the Registrants registration statement on Form SB-2, File No. 333-14175)
           3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           3.3 Articles of Amendment to Articles of Incorporation, as dated on June 20, 1997 (incorporated by reference to exhibit 3.3 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)
           4.1 Certificate of Designation of Series B Preferred Stock (incorporated by reference to exhibit 4.1 of the Registrant's registration statement on Form S-3, File No. 333-57181)
           4.2 Securities Purchase Agreement dated May 6, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to exhibit 4.2 of the Registrant's registration statement on Form S-3, File No. 333-57181)
           4.3 Registration Rights Agreement dated May 6, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to exhibit 4.3 of the Registrant's Registration Statement on Form S-3, File No. 333-57181)
           4.4 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to exhibit 3(i) (A) of the Registrant's Form 10-QSB for the quarter ended June 30, 1997)
           4.5 Form of Stock Purchase Warrant issued to purchasers of units containing the Company's Series A Convertible Preferred Stock and Stock Purchase Warrants (incorporated by reference to exhibit 4.1 of the Registrant's Form 10-QSB for the quarter ended June 30, 1997)
           4.6 Form of Registration Rights Agreement entered into by and between the Company and purchasers of units containing the Company's Series A Convertible Preferred Stock and Stock Purchase Warrants (incorporated by reference to exhibit 10.1 of the Registrant's Form 10-QSB for the quarter ended June 30, 1997)
           10.1 Lease Agreement by and between CSM Investors, Inc. and the Company dated April 24, 1996 (incorporated by reference to exhibit 10.1 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.2 Credit and Security Agreement by and between Diversified Business Credit, Inc. and the Company dated March 14, 1995 (incorporated by reference to exhibit 10.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.3 Term Loan Supplement to Credit Agreement dated March 14, 1995 by and between the Company and Diversified Business Credit, Inc. (incorporated by reference to exhibit 10.3 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.4 Company's 1994-1997 Stock Option Plan (incorporated by reference to exhibit 10.4 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.5 Employment Agreement dated July 30, 1996 by and between the Company and Robert Olson (incorporated by reference to exhibit 10.5 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.6 Employment Agreement dated July 30, 1996 by and between the Company and Jeffrey J. Sjobeck (incorporated by reference to exhibit 10.6 of the Registrant's registration statement on Form SB-2, File No. 333-14175)
           10.7 Promissory Note by and between the Company and Circle F Ventures, LLC dated December 23,1996 (incorporated by reference to exhibit 10.7 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)
           10.8 Amendment dated March 4, 1997 to the Promissory Note by and between the Company and Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to exhibit
                       10.8 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)
           10.9 Lease Agreement by and between Lake Corporate Center LLC and the Company dated April 22, 1998 (filed herewith)

           10.10 Stock Purchase Warrant Agreement by and between the Company and Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to exhibit 10.10 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.11 Security Agreement by and between the Company and Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to exhibit 10.11of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.12 Subordination Agreement by and between the Company, Diversified Business Credit, Inc. and Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to exhibit 10.12 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.13 Promissory Note by and between the Company and Circle F Ventures, LLC dated March 18 1997 (incorporated by reference to exhibit 10.13 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.14 Sublease Agreement by and between CSM Investors, Inc., Digital River, Inc. and the Company dated April 22, 1998 (filed herewith)

           10.15 Stock Purchase Warrant Agreement by and between the Company and Circle F Ventures, LLC dated March 18 1997 (incorporated by reference to exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.16 Schedule identifying certain material details of documents substantially identical to those set forth in exhibits 10.17, 10.18, 10.19 and 10.20 (incorporated by reference to exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.17 Promissory Note by and between the Company and Rita M. Olson dated December 20, 1996 (incorporated by reference to exhibit 10.17 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.18 Amendment dated March 4, 1997 to the Promissory Note by and between the Company and Rita M. Olson dated December 20, 1996 (incorporated by reference to exhibit 10.18 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.19 Amendment dated June 5, 1997 by and between the Company and Rita M. Olson dated December 20, 1996 (incorporated by reference to exhibit 10.19 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.20 Stock Purchase Warrant Agreement by and between the Company and Rita M. Olson dated December 20, 1996 (incorporated by reference to exhibit 10.20 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.21 Note Conversion and Subscription Agreement by and between the Company and Rita M. Olson dated June 6, 1997 (incorporated by reference to exhibit 10.21 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           10.22 Note Conversion and Subscription Agreement by and between the Company and Wayne W. Mills dated June 6, 1997 (incorporated by reference to exhibit 10.22 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997)

           21 Subsidiaries of Company (incorporated by reference to exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175)

           23.1 Consent of Lund Koehler Cox & Company, PLLP (filed herewith)

           23.2        Consent of Ernst & Young LLP (filed herewith)

           23.3        Consent of Grant Thornton LLP (filed herewith)

           25.1        Powers of Attorney (set forth on signature page)

           27          Financial Data Schedule (filed herewith)

         (b)   Reports on Form 8-K

                  On March 12, 1998 the Company filed a current report of Form 8-K, announcing that the Company changed its independent accounting firm to Grant Thornton LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          IntraNet Solutions, Inc.
                                          ("Registrant")

Dated:  June 25, 1998                     By  /s/ Robert F. Olson
                                          -----------------------
                                          Robert F. Olson
                                          Chairman of the Board and
                                          Chief Executive Officer

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

                                          By:  /s/ Robert F. Olson
                                               ---------------------------------
                                               Robert F. Olson

                                          Its: Chief Executive Officer
                                               ---------------------------------
                                               (Principal Executive Officer)

                                          By:  /s/ Jeffrey J. Sjobeck
                                               ---------------------------------
                                               Jeffrey J. Sjobeck

                                          Its: Chief Financial Officer
                                               ---------------------------------
                                               (Principal Financial Officer)

                                          By:  /s/ Steven Waldron
                                               ---------------------------------
                                               Steven Waldron

                                          Its: Director
                                               ---------------------------------

                                           By: /s/ Ronald E. Eibensteiner
                                               ---------------------------------
                                               Ronald E. Eibensteiner

                                          Its: Director
                                               ---------------------------------

                                          By:  /s/ Paul Anderson
                                               ---------------------------------
                                               Paul Anderson

                                          Its: Director
                                               ---------------------------------

                                           By: /s/ David D. Koentopf
                                               ---------------------------------
                                               David D. Koentopf

                                          Its: Director
                                               ---------------------------------

                                          By:  /s/ Kenneth Holec
                                               ---------------------------------
                                               Kenneth Holec

                                          Its: Director
                                               ---------------------------------

                           /*INTRANET SOLUTIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants  -  Grant Thornton LLP................................................................F-2

Report of Independent Accountants  -  Ernst & Young LLP.................................................................F-3

Report of Independent Accountants  -  Lund, Koehler, Cox & Company, PLLP................................................F-4

Consolidated Balance Sheets as of March 31, 1997 and 1998...............................................................F-5

Consolidated Statements of Operations for the years ended March 31, 1996,
    1997 and 1998.......................................................................................................F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
    March 31, 1996, 1997 and 1998.......................................................................................F-7

Consolidated Statements of Cash Flows for the years ended March 31, 1996,
    1997 and 1998.......................................................................................................F-8

Notes to Consolidated Financial Statements..............................................................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
IntraNet Solutions, Inc.

         We have audited the consolidated balance sheet of IntraNet Solutions, Inc. as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntraNet Solutions, Inc. as of March 31, 1998, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                               GRANT THORNTON LLP

Minneapolis, Minnesota
June 1, 1998

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

         The accompanying finacial statements have been prepared assuming that IntraNet Solutions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has net capital and working capital deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plan in regard to these matters are also described in Note 1). The financial statements do not include any adjustments to reflect the possible future effects on the recoverablility and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                ERNST & YOUNG LLP

Minneapolis, Minnesota
June 30, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
IntraNet Solutions, Inc.

         We have audited the consolidated balance sheet of IntraNet Solutions, Inc. as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntraNet Solutions, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                        LUND KOEHLER COX & COMPANY, PLLP

Minneapolis, Minnesota
May 14, 1996

                            INTRANET SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   ASSETS

                                                                                     MARCH 31,
                                                                       ---------------------------------------
                                                                             1997                 1998
                                                                       -----------------    ------------------
CURRENT ASSETS:
       Cash                                                                $  121,798             $994,526
       Accounts receivable, net                                             2,779,849            4,925,301
       Notes receivable                                                       801,993              277,703
       Inventories                                                            313,160              233,121
       Prepaid expenses and other current assets                              371,817              540,472
                                                                          -----------         ------------
         Total current assets                                               4,388,617            6,971,123

PROPERTY AND EQUIPMENT, NET                                                   564,924              682,750
INTANGIBLE ASSETS, NET                                                        133,338               93,338
NET ASSETS OF DISCONTINUED OPERATIONS                                       2,015,903              709,128
                                                                          -----------         ------------

                                                                           $7,102,782           $8,456,339
                                                                          ===========         ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Revolving credit facility                                            $1,809,086           $2,246,122
       Promissory notes payable, net of discount                               808,932              250,965
       Current portion of long-term debt                                       996,314              412,666
       Accounts payable                                                      2,089,926            2,906,293
       Deferred revenues                                                       210,351              210,110
       Accrued expenses                                                        433,583              563,786
                                                                           -----------         ------------
         Total current liabilities                                           6,348,192            6,589,942

LONG-TERM DEBT, NET OF CURRENT PORTION                                         628,064              156,250
OTHER                                                                          199,887               42,215
                                                                           -----------         ------------

         Total liabilities                                                   7,176,143            6,788,407
                                                                           -----------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
       Series A Preferred stock, $.01 par value, $5.00 stated value,
       1,000,000  shares authorized, 450,000 shares issued and
       outstanding in 1998                                                          --            2,003,844
       Common stock, $.01 par value, 24,000,000 shares authorized,
       7,523,603 and 8,607,445 issued and outstanding, respectively             75,236               86,075
       Additional paid-in capital                                            3,827,356            8,760,980
       Accumulated deficit                                                  (3,744,833)          (9,064,694)
       Unearned compensation                                                  (231,120)            (118,273)
                                                                           -----------         ------------
         Total stockholders' equity (deficit)                                  (73,361)           1,667,932
                                                                           -----------         ------------

                                                                            $7,102,782           $8,456,339
                                                                           ===========         ============

   The accompanying notes are an integral part of the financial statements.

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                       1996                 1997                  1998
                                                 ------------------   ------------------    ------------------
REVENUES:
       Hardware integration                           $8,198,800         $10,476,702           $12,186,886
       Software, technical services and support        4,522,054           5,713,874             7,262,909
                                                 ---------------      --------------        --------------
         Total revenues                               12,720,854          16,190,576            19,449,795
                                                 ---------------      --------------        --------------

COST OF REVENUES:
       Hardware integration                            6,795,594           8,792,240            10,249,621
       Software, technical services and support        2,799,650           3,345,764             3,203,407
                                                 ---------------      --------------        --------------
         Total cost of revenues                        9,595,244          12,138,004            13,453,028
                                                 ---------------      --------------        --------------

         Gross profit                                  3,125,610           4,052,572             5,996,767
                                                 ---------------      --------------        --------------

OPERATING EXPENSES:
       Sales and marketing                             1,497,051           2,014,160             3,130,885
       General and administrative                      1,092,000           1,983,591             2,369,011
       Research and development                          480,464           1,115,782             1,243,068
                                                 ---------------      --------------        --------------
         Total operating expenses                      3,069,515           5,113,533             6,742,964
                                                 ---------------      --------------        --------------

         Income (loss) from operations                    56,095          (1,060,961)             (746,197)

INTEREST EXPENSE, NET                                    125,710             127,747               332,109
                                                 ---------------      --------------        --------------

LOSS BEFORE INCOME TAXES                                 (69,615)         (1,188,708)           (1,078,306)

       Income taxes (benefit)                            (21,320)                 --                    --
                                                 ---------------      --------------        --------------

LOSS FROM CONTINUING OPERATIONS                          (48,295)         (1,188,708)           (1,078,306)

DISCONTINUED OPERATIONS
      Loss from operations of discontinued
      distribution group (net of applicable
      taxes)                                            (199,512)         (2,559,756)           (2,576,666)
                                                 ---------------      --------------        --------------

NET LOSS                                                (247,807)         (3,748,464)           (3,654,972)


PREFERRED STOCK DIVIDENDS AND ACCRETION (NOTE 8)              --                  --            (1,664,889)
                                                 ---------------      --------------        --------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               ($247,807)        ($3,748,464)          ($5,319,861)
                                                 ===============      ==============        ==============

LOSS FROM CONTINUING OPERATIONS PER COMMON
SHARE - BASIC AND DILUTED                                 ($0.01)             ($0.19)               ($0.14)
                                                 ===============      ==============        ==============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED             ($0.04)             ($0.58)               ($0.47)
                                                 ===============      ==============        ==============

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER
SHARE - BASIC AND DILUTED                                 ($0.04)             ($0.58)               ($0.68)
                                                 ===============      ==============        ==============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             5,762,055           6,418,111             7,844,190
                                                 ===============      ==============        ==============




   The accompanying notes are an integral part of the financial statements.

                            INTRANET SOLUTIONS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                     PREFERRED STOCK               COMMON STOCK
                              ---------------------------   --------------------------
                               SHARES             AMOUNT     SHARES           AMOUNT
                              ----------   --------------   ------------   -----------

BALANCE - MARCH 31, 1995               --             --      8,637,166    $    86,372

    Repurchase of common
    stock                              --             --     (4,318,583)       (43,186)

    Grant of compensatory
    stock options                      --             --             --             --

    Stock option
    compensation
    Earned                             --             --             --             --

    Net loss                           --             --             --             --
                             ------------  -------------    -----------    -----------

BALANCE - MARCH 31, 1996               --             --      4,318,583         43,186

    Grant of compensatory
    stock options                      --             --             --             --

    Exercise of stock
    options
     and warrants                      --             --         60,926            609

    Stock option
    compensation
    Earned                             --             --             --             --

    Conversion of
    Promissory notes                   --             --        158,346          1,583

    Shares issued in
    reverse acquisition                --             --      2,940,587         29,406

    Shares issued in
    conjunction
    with acquisition                   --             --         45,161            452

    Warrants issued in
    conjunction
    with promissory notes              --             --             --             --

    Net loss                           --             --             --             --
                             ------------  -------------    -----------    -----------

BALANCE - MARCH 31, 1997               --             --      7,523,603         75,236

    Exercise of stock
    options and warrants               --             --        541,034          5,411

    Cancellation of
    compensatory stock
    options                            --             --             --             --

    Conversion of
    promissory notes                   --             --         71,428            714

    Issuance of preferred
    stock                         800,000      3,562,395             --             --

    Conversion of preferred
    stock common to stock        (350,000)    (1,558,551)       471,380          4,714

    Non-cash deemed
    dividend                           --     (1,570,000)            --             --

    Deemed dividend
    accretion                          --      1,570,000             --             --

    Dividends paid on
    preferred stock                    --             --             --             --

    Stock option
    compensation earned                --             --             --             --

    Net Loss                           --             --             --             --
                             ------------   ------------   ------------    -----------

BALANCE - MARCH 31, 1998          450,000   $  2,003,844      8,607,445    $    86,075
                             ============   ============   ============    ===========



                                 ADDITIONAL     RETAINED       UNEARNED       TOTAL
                                  PAID-IN       EARNINGS     COMPENSATION
                                  CAPITAL    (ACCUMULATED
                                                DEFICIT)
                                ---------   ------------    -------------- -----------
BALANCE - MARCH 31, 1995         ($57,029)  $    396,160       ($17,779)   $   407,724

    Repurchase of common
    stock                              --       (144,722)            --       (187,908)

    Grant of compensatory
    stock options                   5,236             --         (5,236)            --

    Stock option
    compensation
    Earned                             --             --          6,808          6,808

    Net loss                           --       (247,807)            --       (247,807)
                              -----------   ------------    -----------    -----------

BALANCE - MARCH 31, 1996          (51,793)         3,631        (16,207)       (21,183)

    Grant of compensatory
    stock options                 241,222             --       (241,222)            --

    Exercise of stock
    options
     and warrants                  66,610             --             --         67,219

    Stock option
    compensation
    Earned                             --             --         26,309         26,309

    Conversion of
    Promissory notes              548,417             --             --        550,000

    Shares issued in
    reverse acquisition         2,583,352             --             --      2,612,758

    Shares issued in
    conjunction
    with acquisition              349,548             --             --        350,000

    Warrants issued in
    conjunction
    with promissory notes          90,000             --             --         90,000

    Net loss                           --     (3,748,464)            --     (3,748,464)
                              -----------   ------------    -----------    -----------

BALANCE - MARCH 31, 1997        3,827,356     (3,744,833)      (231,120)       (73,361)

    Exercise of stock
    options and warrants        1,625,082             --             --      1,630,493

    Cancellation of
    compensatory stock
    options                       (64,581)            --         64,581             --

    Conversion of
    promissory notes              249,286             --             --        250,000

    Issuance of preferred
    stock                              --             --             --      3,562,395

    Conversion of preferred
    stock common to stock       1,553,837             --             --             --

    Non-cash deemed
    dividend                    1,570,000             --             --             --

    Deemed dividend
    accretion                          --     (1,570,000)            --             --

    Dividends paid on
    preferred stock                    --        (94,889)            --        (94,889)

    Stock option
    compensation earned                --             --         48,266         48,266

    Net Loss                           --     (3,654,972)            --     (3,654,972)
                              -----------   ------------    -----------    -----------

BALANCE - MARCH 31, 1998       $8,760,980    ($9,064,694)   ($  118,273)   $ 1,667,932
                              ===========   ============    ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED MARCH 31,
                                                                  -------------------------------------------------------------
                                                                        1996                  1997                 1998
                                                                  ------------------    -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   ($247,807)           ($3,748,464)         ($3,654,972)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities -
     Depreciation and amortization                                     159,340                231,157              290,094
     Loss on sale of fixed assets                                        7,603                  1,609                  448
     Stock option compensation earned                                    6,808                 26,309               48,266
     Deferred income taxes                                             (42,000)                    --                   --
     Discount amortization                                                  --                 17,527               71,894
     Non-cash special charges                                               --                219,361                   --
     Discontinued operations                                          (379,955)              (867,555)           1,029,072
     Changes in operating assets and liabilities                      (226,921)              (750,395)          (1,458,259)
                                                                  ------------          -------------        -------------

   Cash flows from operating activities                               (722,932)            (4,870,451)          (3,673,457)
                                                                  ------------          -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from note receivable                                              --              1,114,169              816,034
 Proceeds from sale of fixed assets                                    126,286                  6,570                3,398
 Purchases of fixed assets                                            (161,318)              (285,103)            (371,766)
 Acquisition of covenant-not-to-compete                               (200,000)                    --                   --
                                                                  ------------          -------------        -------------
   Cash flows from investing activities                               (235,032)               835,636              447,666
                                                                  ------------          -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net advances from revolving credit facility                           874,936                700,988              437,036
 Proceeds from convertible promissory notes                            550,000                     --                   --
 Proceeds from long-term debt                                               --              2,433,313                   --
 Payments on long-term debt                                           (119,163)              (183,196)          (1,274,963)
 Payments on capital leases                                           (171,135)                (8,624)             (10,360)
 Payments on other long-term liabilities                                    --                     --             (102,447)
 Repurchase of common stock                                           (148,400)                (8,800)              (7,725)
 Issuance of preferred stock                                                --                     --            3,521,373
 Payment of dividends on preferred stock                                    --                     --              (94,889)
 Proceeds from stock options and warrants                                   --                 67,219            1,630,494
 Proceeds from reverse merger                                               --              1,118,200                   --
                                                                  ------------          -------------        -------------
   Cash flows from financing activities                                986,238              4,119,100            4,098,519
                                                                  ------------          -------------        -------------

NET INCREASE IN CASH                                                    28,274                 84,285              872,728

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             9,239                 37,513              121,798
                                                                  ------------          -------------        -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $37,513               $121,798             $994,526
                                                                  ============          =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid for interest                                               $226,533               $351,955             $343,181
 Cash paid for income taxes                                            $19,396                   $600               $7,281

NONCASH FINANCING AND INVESTING ACTIVITIES:
 Equipment acquired with capital lease obligation                      $93,530               $328,460                   --
 Conversion of debt to common stock                                         --                     --             $250,000
 Conversion of debt to preferred stock                                      --                     --             $150,000
 Common stock redeemed with note payable, net                          $37,908                     --                   --
 Common stock issued on purchase of business                                --               $350,000                   --
 Note receivable from sale of discontinued operations                       --                     --             $277,703

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                                 ($771,913)             ($102,883)         ($2,145,452)
 Inventories                                                           (68,509)               (62,888)              80,039
 Prepaid expenses and other current assets                            (246,578)              (492,640)            (291,674)
 Accounts payable                                                      779,732               (365,621)             816,366
 Accrued expenses and other liabilities                                 80,347                273,637               82,462
                                                                  ------------          -------------        -------------
   Net changes in operating assets and liabilities                   ($226,921)             $(750,395)         ($1,458,259)
                                                                  ============          =============        =============

   The accompanying notes are an integral part of the financial statements.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF THE BUSINESS

         IntraNet Solutions, Inc. (the "Company") developes and implements proprietary software solutions for the management and distribution of critical business information. The Company offers its customers a variety of products, including proprietary intranet document management software, hardware and services. The Company markets its products both domestically and internationally. The majority of the Company's revenues are currently derived in the United States.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


Revenue Recognition

         The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products,
(iii) the sale of maintenance and support contracts, and (iv) the sale of training, consulting and development services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position
91-1 "Software Revenue Recognition." Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain and collection of the resulting sale price is probable. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of sale if the Company does not expect to have material future obligations to service the contract. Revenue from training, consulting and developmental services are recognized as the related services are performed. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

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


Property and Equipment

         Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, three to seven years, or the life of the lease, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred. The carrying value of property and equipment is assessed annually and/or when circumstances indicate that their carrying value may be impaired or not recoverable. The Company determines such

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

Intangible Assets

         Intangible assets, consisting of goodwill and agreements not to compete, are recorded at cost and are presented net of accumulated amortization of $122,300 and $106,700 at March 31, 1997 and 1998, respectively. Goodwill is amortized on a straight-line basis over terms of eight to fifteen years. Agreements not to compete are amortized on a straight-line over basis their respective terms. Amortization expense was $34,300, $88,000 and $748,200 for the years ended March 31, 1996, 1997 and 1998, respectively. The carrying value of intangible assets is assessed periodically or when factors indicating an impairment are present. The Company employs an undiscounted cash flow method of assessment for these assets.

Software Development Costs

          Software development costs generally are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, that the Company has defined as the establishment of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advanced Royalties

         The Company does not capitalize any nonrefundable advance royalties until it has an established market for its products. Nonrefundable advance royalties that qualify for capitalization are expensed at the contractual royalty rate based on actual product sales.

Net Income (Loss) per Common Share

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year income (loss) per share data have been restated where necessary to conform to the provisions of SFAS 128.

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For each of the years ended March 31, 1996, 1997 and 1998, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common stock equivalents as of March 31, 1998 included 606,061 shares related to convertible preferred stock and 1,009,736 shares related to options and warrants.


Advertising

         The Company expenses the cost of advertising as it is incurred. Advertising expense for the year ended March 31, 1996, 1997, and 1998 was $73,000, $249,900 and $604,200, respectively.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Recently Issued Accounting Standards

         The American Institute of Certified Public Accountants has issued Statement of Position (SOP), SOP 97-2, which supersedes Statement of Position 91-1, "Software Revenue Recognition." Management has assessed this new Statement and believes that its adoption will not have a material effect on the timing of the Company's software revenue recognition or cause changes to its software recognition policy.

         In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for fiscal years beginning after December 15, 1997. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets and other information. The adoption of these two statements is not expected to have a material effect on disclosure in the consolidated financial statements of the Company.

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


(3)   DISCONTINUED OPERATIONS

         In September 1997, the Company formally adopted a plan to dispose of its on-demand publishing distribution group. The plan of disposal targets a sale of substantially all of the assets of the distribution subsidiary to an existing on-demand publishing provider. The Company has restated the prior financial statements to present the operating results of the distribution group as a discontinued operation.

         During the year ended March 31, 1998, the Company completed the sale of substantially all the assets of its Minneapolis Distribution Group operations for approximately $1.6 million. The sale price included cash of $359,000, a promissory note of $278,000 and assumption of liabilities of $1.0 million. As of March 31, 1998, the remaining assets and liabilities related to the distribution group are located at the Company's Phoenix location. During the quarter ended March 31, 1998, the Company recognized a $750,000 write-down to the carrying value of the Phoenix assets to reflect their estimated net realizable value. Included in this amount was $660,000 to fully amortize the goodwill associated with the acquisition of the Phoenix division and $90,000 to write-down certain equipment.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The components of net assets of discontinued operations included in the Company's consolidated balance sheets as of March 31, 1997 and 1998 are as follows:


                                                                               1997            1998
                                                                          -----------------------------
Accounts receivable                                                          $832,954          $469,732
Inventories and other current assets                                          334,686           134,451
Property, equipment and other assets                                        2,758,473           562,992
                                                                          =============================
Total assets                                                               $3,926,113       $ 1,167,175
                                                                          =============================

Accounts payable and accrued expenses                                        $785,448         $ 262,738
Debt                                                                        1,124,762           195,309
                                                                          =============================
Total liabilities                                                          $1,910,210         $ 458,047
                                                                          =============================

Net assets                                                                 $2,015,903         $ 709,128
                                                                          =============================

         Summarized financial information for the discontinued operations were as follows:


                                                                 Year Ended March 31,
                                                       1996                 1997               1998
                                               ----------------------------------------------------------
Operating revenues                                $ 1,514,888          $  3,819,430          $  5,023,206
Net Loss                                          $  (199,512)         $ (2,559,756)         $ (2,576,666)


(4)   RELATED PARTY TRANSACTIONS

         The Company contracts with an entity that provides programming services to certain of its customers. This entity is beneficially controlled by a principal stockholder of the Company. Total fees under this contract arrangement for the years ending March 31, 1996, 1997 and 1998 were $51,000, $19,000 and $36,000 respectively.

(5)  PROPERTY AND EQUIPMENT


         Property and equipment consisted of the following at:

                                                                             March 31,
                                                                ----------------------------------
                                                                      1997                1998
                                                                      ----                ----
Equipment and furniture                                            $  931,272           $1,234,228
Leasehold improvements                                                 81,192              117,237
                                                                -------------        -------------
Total property and equipment                                        1,012,464            1,351,465
Less:  accumulated depreciation                                       447,540              668,715
                                                                -------------        -------------
     Total property and equipment, net                               $564,924              682,750
                                                                =============        =============


(6)  REVOLVING CREDIT FACILITY

The Company has a revolving credit agreement that provides for borrowings of up to $3.85 million based on available collateral. Advances of $1,809,086 and $2,246,122 were outstanding as of March 31, 1997 and 1998, respectively. Advances are due on demand and accrue interest at the bank's base lending rate plus 2.5% (the effective rate of interest was 11.0% on March 31, 1997 and 1998). As of March 31, 1998 the Company had borrowing availability, based on available collateral, of approximately $500,000. The agreement is secured by substantially all Company assets, personally

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



guaranteed by a stockholder, and requires the Company to meet various covenants including maintenance of minimum levels of net worth. Total debt underlying this agreement, including long-term debt, was $2.7 million as of March 31, 1998.

(7)  LONG TERM DEBT AND PROMISSORY NOTES PAYABLE



                                                                             March 31,
                                                                 ----------------------------------
                                                                     1997                 1998
                                                                 -------------        -------------

Term loans - bank, monthly principal installments
of $35,400 plus interest at the bank's base lending
rate plus 2.0% to 2.5% (effective rates of 10.5% to
11.0% at March 31, 1997 and 1998), matures at various
dates from April 1998 through December 2000, secured by
substantially all Company assets and guaranteed
by a stockholder.
                                                                     $825,141             $406,795


Notes payable - stockholder, due on demand,
quarterly interest payments at 12%, unsecured
and subordinated to bank indebtedness.                                 27,500               27,500



Promissory notes - due April 15, 1998 net of
$72,473 and $194 discount respectively, interest
at 9% due at maturity, $750,000 secured by substantially
all Company assets and subordinated to bank debt. (1)
                                                                    1,427,527              250,965

Note Payable - LaFountain Corporation, principal
installment of $133,313 due on demand
quarterly interest payments at prime
plus 1.5%, unsecured.                                                 133,313              125,152

Other                                                                  19,829                9,469
                                                                 ------------         ------------
Total long-term debt and promissory notes payable                   2,433,310              819,881
Less: current maturities                                            1,805,246              663,631
                                                                 ============         ============
     Long-term debt and promissory notes payable, net                $628,064             $156,250
                                                                 ============         ============

         (1) The Company issued $1.5 million of promissory notes, $800,000 of which was secured and $250,000 of which was issued beneficially to the principal stockholder of the Company. Included in the $1.5 million promissory notes the Company issued $150,000 to an officer of the Company and $125,000 beneficially to a member of the Board of Directors. The promissory notes bear interest at 9% plus 300,000 warrants with an exercise price of $4.00. The amount outstanding at March 31, 1998 is recorded net of a discount, and is being accreted to its redemption value over the term of the debt, resulting in an effective rate of 16%.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Future maturities of long-term debt are as follows:

             1999                                                            $663,631
             2000                                                              75,000
             2001                                                              75,000
             2002                                                               6,250
                                                                        =============
                                                                             $819,881
                                                                        =============

         The fair value of long-term debt approximates its carrying value, estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of securities.


(8)  STOCKHOLDERS' EQUITY

         Stock redemption - During July 1995, the Company agreed to acquire 50% of its outstanding common stock from a single stockholder for $200,000.

         Stock splits - On June 2, 1995, the Company declared a 900-for-1 stock split. On November 6, 1995, the Company declared a 21.22-for-1 stock split, and on October 31, 1996, the Company declared a 1-for-4 reverse stock split. The effects of the stock splits have been retroactively applied in the financial statements.

         Preferred Stock - During July 1997, the Company issued $4,000,000 of Series A 5% Convertible Preferred Stock. The Company issued 800,000 units, each consisting of one share of $.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the year ended March 31, 1998, 350,000 shares of Series A Preferred Stock were converted into 471,380 shares of common stock.

         In connection with this transaction, the Company recorded a non-cash deemed dividend of approximately $1.6 million. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized during the periods in which the shares become eligible for conversion, which occurred ratably from issuance through December 31, 1997. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no net effect on total stockholders' equity. During the year ended March 31, 1998, the Company also paid approximately $94,900 in preferred stock dividends.

         Warrants - The Company has 1,379,589 non-redeemable stock purchase warrants with exercise prices of $2.32 to $8.00, outstanding at March 31, 1998. The warrants expire on various dates through January, 2003.

         Stock options - On January 16, 1996 and December 1, 1997, the Board of Directors approved the 1994-1997 Stock Option Plan and the 1997 Director Stock Option Plan, respectively, (collectively the Plan), pursuant to which options and other awards to acquire an aggregate of 2,500,000 and 300,000 shares, respectively, of the Company's common stock may be granted. The 1997 Director Stock Option Plan remains subject to shareholder approval. The Company integrated all previously granted options into the Plan. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for those options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1996, 1997 and 1998: risk free interest rates of 6.0%, 6.0% and 6.3%, dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 65%, 65% and 75%, and a weighted-average expected life of the options 8.5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                              Year Ended               Year Ended              Year Ended
                                              March 31,                March 31,                March 31,
                                                 1996                     1997                    1998
                                         ---------------------     -------------------    ----------------------
Pro forma loss from continuing operations     $(187,788)              $(1,671,344)            $(2,046,306)
Pro forma loss from continuing operations
  per common share, basic and diluted          $(0.03)                  $(0.26)                  $(0.26)

Pro forma net loss                            $(387,300)              $(4,231,100)            $(4,622,972)
Pro forma net loss per common share,
  basic and diluted                              $(0.07)                  $(0.66)                  $(0.59)
Pro forma loss attributable to common
  shareholders                                $(387,300)              $(4,231,100)            $(6,287,861)
Pro forma loss attributable to common
  shareholders per common share,
  basic and diluted                            $(0.07)                  $(0.66)                  $(0.80)




         The pro forma effect on net loss for the years ended March 31, 1996, 1997, and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A summary of the Company's stock option activity, and related information through March 31, 1998 is as follows:

                                                                                   Weighted- Average
                                               Options                              Exercise Price
                                               -------                             ------------------
Outstanding as of March 31, 1995                  497,771                          $       .22
Granted                                           934,166                                 4.25
                                               ----------                          -----------
Outstanding as of  March 31, 1996               1,431,937                                 2.85
Granted                                           353,500                                 6.29
Exercised                                         (47,618)                                 .76
Forfeited                                        (168,106)                                3.15
                                                ----------                         -----------
Outstanding as of March 31, 1997                1,569,713                                 3.66
Granted                                           948,000                                 5.26
Exercised                                        (155,725)                                2.13
Forfeited                                        (277,626)                                5.04
                                                 ---------                         -----------
Outstanding as of March 31, 1998                2,084,362                          $      4.33
                                                =========                          ===========



                                              March 31, 1996            March 31, 1997         March 31, 1998
                                              --------------            --------------         --------------
Options exercisable at end of period              475,056                  594,576                855,708
                                                  =======                  =======                =======

Weighted-average fair value of options
granted during the year                             N/A                     $6.44                   $4.19
                                                    ===                     =====                   =====

         The following table summarizes information about the stock options outstanding at March 31, 1998:

                                      Options Outstanding                              Options Exercisable
                     ------------------------------------------------------    ------------------------------------

                                            Weighted-            Weighted-
                                             Average              Average
     Range of            Number             Remaining            Exercise         Number         Weighted- Average
  Exercise Price      Outstanding        Contractual Life         Price         Exercisable       Exercise Price
  --------------      -----------        ----------------       ---------       -----------      -----------------
    $.20 - $.56         361,744                6.5                 $3.27          270,259              $  .28
    $3.00-$3.99         439,185                7.5                  3.20          200,271                3.16
    $4.00-$5.99         596,384                8.0                  4.80          218,629                4.64
    $6.00-$7.00         578,750                8.0                  6.12           58,250                6.22
       10.36            108,299                7.0                 10.36          108,299               10.36
                     ----------            -------             ---------       ----------           ---------

   $.20 - $10.36      2,084,362                7.6                 $4.33          855,708               $3.75
                     ==========            =======             =========       ==========           =========



(9)  RETIREMENT SAVINGS PLAN

         The Company maintains a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees who have reached the age of 21. Profit sharing contributions by the Company are discretionary. No contributions have been made for the years ended March 31, 1996, 1997 and 1998.

                           INTRANET SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) INCOME TAXES

         The Company's provision for income taxes consisted of the following components:


                                            Years Ended March 31,
                              -----------------------------------------------
                                  1996              1997              1998
                              -----------        ---------          ---------
Current:
  Federal                       ($59,770)           $   --              $  --
  State                             -                   --                 --
                              ----------         ---------          ---------
     Total                       (59,770)               --                 --
Deferred                         (66,000)               --                 --
                              ----------         ---------          ---------
                               ($125,770)           $   --              $  --
Discontinued operations          104,450            $   --              $  --
                              ----------         ---------          ---------
     Total Provision            ($21,320)           $   --              $  --
                              ==========         =========          =========



The tax effects of temporary differences giving rise to the deferred items consisted of the following at:


                                                                March 31,
                                                          1997               1998
                                                      -----------         ----------
Deferred tax liabilities:
   Depreciation and amortization                        $(123,800)          $(88,700)


Deferred tax assets:
    Deferred revenue                                       84,100             84,000
    Accounts Receivable and other reserves                160,300            212,000
    Inventory                                              11,800             24,800
    Net operating loss carryforwards                    1,409,000          2,620,000
    Other                                                  45,800             30,100

                                                      -----------       ------------
                                                        1,587,200          2,882,200
Valuation allowance                                    (1,587,200)        (2,882,200)
                                                      -----------       ------------
Net deferred tax (liability)                               $   --           $     --
                                                      ===========       ============

         Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the approximate carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $6.5 million which begin to expire in 2011.
The valuation allowance at March 31, 1998 was recognized to completely reserve for the net deferred tax assets. The reserve has been established due to the uncertainty of future taxable income which is necessary to realize the benefits of the deferred tax assets.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11)  COMMITMENTS AND CONTINGENCIES

         Operating leases - The Company has entered into certain noncancelable operating lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was, $254,700, $874,100 and $1.0 million for the years ended March 31, 1996, 1997, and 1998, respectively.

Minimum remaining rental commitments under operating leases net of sublease arrangements as of March 31, 1998 are as follows:


                       1999                                             $718,100
                       2000                                              550,300
                       2001                                              342,300
                       2002                                              227,200
                       2003                                              183,700
                       Thereafter                                        428,600
                                                                  ==============
                            Total                                     $2,450,200
                                                                  ==============

         Software royalties - The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon actual sales of certain software products. As of March 31, 1996, 1997 and 1998, the Company had advanced royalties of $50,000, $51,500 and $308,400, respectively. Royalties earned during the years ended March 31, 1997 and 1998 were $209,200 and $230,600, respectively. No royalties were earned during the year ended March 31, 1996.

         Consulting agreement - The Company has a consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.



(12)  CONCENTRATION OF RISK

         Major suppliers - The Company utilizes a single supplier to provide the majority of its computer hardware sales. Purchases from this supplier were approximately 72%, 68% and 76% of total product purchases during the years ended March 31, 1996, 1997 and 1998, respectively. The Company has a supply and resale agreement with this supplier that expires June 30, 1998 and is renewable annually.

         The Company previously utilized a single supplier to provide the majority of its software and maintenance services. Purchases from this supplier were approximately 14%, 12%, and 7% of total product purchases during the years ended March 31, 1996, 1997, and 1998, respectively. The Company has terminated its supply and resale agreement with this supplier.

         Accounts receivable - Accounts receivable is presented net of an allowances of $30,000, $181,500 and $516,500 as of March 31, 1996, 1997 and
1998, respectively. The Company sells its products and services principally to large United States customers. No customer has accounted for 10% or more of the Company's revenues in the years ended March 31, 1996, 1997 and 1998. Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its potential losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been minimal and have been within management's expectations.

                             INTRANET SOLUTIONS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13)   SUBSEQUENT EVENT

         In May, 1998, the Company completed the sale of $3,000,000 of 4% Series B Convertible Preferred Stock. The preferred stock is convertible into the Company's current stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company will recognize a non-cash deemed dividend of $570,000. The deemed dividend will be recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount will be recognized at the date of issue of the preferred stock, the same date in which the shares are eligible for conversion. The accretion of the discount will be reflected in the statement of operations as an adjustment to net income (loss).