Form 10QSB
period 1998-06-30
INTRANET SOLUTIONS INC
filed 1998-08-14
CIK 867347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission  file number            0-19817
                       --------------------------------

                            IntraNet Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Chapter)

                Minnesota                               41-1652566
--------------------------------------      ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

               8091 Wallace Road, Eden Prairie, Minnesota 55344
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 903-2000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           9625 West 76th Street, Suite 150, Eden Prairie, MN 55344
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              X             No
             -----------                 ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 6, 1998 there were 8,682,983 shares of common stock, $0.01 par value outstanding.

                            IntraNet Solutions, Inc.

                                Form 10-QSB Index
                                  June 30, 1998

      Part I     Financial Information


      Item 1.    Financial Statements
                 Condensed Consolidated Balance Sheets -
                    June 30, 1998 and March 31, 1998                          3


                 Condensed Consolidated Statements of Operations -
                    for the three months ended June 30, 1998 and 1997         4


                 Condensed Consolidated Statements of Cash Flows -
                    for the three months ended June 30, 1998 and 1997         5


                 Notes to Condensed Consolidated Financial Statements         6

      Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8


      Part II:   Other Information


      Item 6:    Exhibits and Reports on Form 8-K                            13

                            INTRANET SOLUTIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                           JUNE 30,            MARCH 31,
                                                                             1998                 1998
                                                                       -----------------    ------------------

CURRENT ASSETS:
       Cash                                                                $2,300,383             $994,526
       Accounts receivable, net                                             5,696,243            4,925,301
       Notes receivable                                                       284,782              277,703
       Inventories                                                            224,800              233,121
       Prepaid expenses and other current assets                              554,130              540,472
                                                                       -----------------    ------------------
         Total current assets                                               9,060,338            6,971,123

PROPERTY AND EQUIPMENT, NET                                                   775,013              682,750
INTANGIBLE ASSETS, NET                                                         83,338               93,338
NET ASSETS OF DISCONTINUED OPERATIONS                                              --              709,128
                                                                       -----------------    ------------------

                                                                           $9,918,689           $8,456,339
                                                                       =================    ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES:
       Revolving credit facility                                            $2,271,359           $2,246,122
       Promissory notes payable, net of discount                                    --              250,965
       Current portion of long-term debt                                       339,164              412,666
       Accounts payable                                                      2,791,826            2,906,293
       Deferred revenues                                                       233,470              210,110
       Accrued expenses                                                        494,825              563,786
                                                                       -----------------    ------------------
         Total current liabilities                                           6,130,644            6,589,942

LONG-TERM DEBT, NET OF CURRENT PORTION                                         137,500              156,250
OTHER                                                                           27,059               42,215
                                                                       -----------------    ------------------

         Total liabilities                                                   6,295,203            6,788,407
                                                                       -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Series A Preferred stock, $.01 par value, $5.00 stated value,
         1,000,000 shares authorized, 430,000 and 450,000 shares
         issued and outstanding, respectively                                1,914,784            2,003,844
       Series B Preferred Stock, $.01 par value, $10,000.00 stated
         value, 300 shares authorized, 300 and 0 shares issued and
         outstanding, respectively                                           2,853,028                   --
       Common stock, $.01 par value, 24,000,000 shares authorized,
         8,678,983 and 8,607,445 issued and outstanding, respectively           86,790               86,075
       Additional paid-in capital                                            9,523,412            8,760,980
       Accumulated deficit                                                 (10,683,016)          (9,064,694)
       Unearned compensation                                                   (71,512)            (118,273)
                                                                       -----------------    ------------------
         Total stockholders' equity                                          3,623,486            1,667,932
                                                                       -----------------    ------------------

                                                                            $9,918,689           $8,456,339
                                                                       =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                      ----------------------------------------
                                                                            1998                   1997
                                                                      ------------------     -----------------

REVENUES:
       Hardware integration                                               $2,588,561             $2,951,690
       Software, technical services and support                            1,627,783              1,604,963
                                                                      --------------         --------------
         Total revenues                                                    4,216,344              4,556,653
                                                                      --------------         --------------

COST OF REVENUES:
       Hardware integration                                                2,184,322              2,434,042
       Software, technical services and support                              622,139                988,913
                                                                      --------------         --------------
         Total cost of revenues                                            2,806,461              3,422,955
                                                                      --------------         --------------

         Gross profit                                                      1,409,883              1,133,698
                                                                      --------------         --------------

OPERATING EXPENSES:
       Sales and marketing                                                   937,410                588,310
       General and administrative                                            650,702                563,707
       Research and development                                              284,718                305,366
                                                                      --------------         --------------
         Total operating expenses                                          1,872,830              1,457,383
                                                                      --------------         --------------

         Loss from operations                                               (462,947)              (323,685)

INTEREST EXPENSE, NET                                                         30,877                 92,783
                                                                      --------------         --------------

LOSS FROM CONTINUING OPERATIONS                                             (493,824)              (416,468)

DISCONTINUED OPERATIONS

      Loss from operations of discontinued distribution group
      (net of applicable taxes)                                             (410,361)              (435,858)

      Loss from sale of discontinued distribution group (net of
      applicable taxes)                                                     (111,103)                    --
                                                                      --------------         --------------

NET LOSS                                                                  (1,015,288)              (852,326)

PREFERRED STOCK DIVIDENDS AND ACCRETION                                     (603,034)                    --
                                                                      --------------         --------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                 ($1,618,322)             ($852,326)
                                                                      ==============         ==============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC AND
DILUTED                                                                       ($0.06)                ($0.06)
                                                                      ==============         ==============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                 ($0.12)                ($0.11)
                                                                      ==============         ==============

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE - BASIC AND
DILUTED                                                                       ($0.19)                ($0.11)
                                                                      ==============         ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 8,652,868              7,543,451
                                                                      ==============         ==============


     See accompanying notes to condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                                             THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------------
                                                                            1998                 1997
                                                                       ----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                ($1,015,288)          ($852,326)
 Adjustments to reconcile net loss
   to cash flows from operating activities -
   Depreciation and amortization                                              81,250              53,170
   Stock option compensation earned                                            1,961              17,361
   Discount amortization                                                         194              30,420
   Discontinued operations                                                   709,128             124,382
   Changes in operating assets and liabilities                              (943,426)           (113,552)
                                                                       ----------------    ------------------
     Cash flows from operating activities                                 (1,166,181)           (740,545)
                                                                       ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from note receivable                                                    --             248,222
 Purchases of fixed assets                                                  (163,513)            (32,126)
                                                                       ----------------    ------------------
   Cash flows from investing activities                                     (163,513)            216,096
                                                                       ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net advances from revolving credit facility                                  25,237             642,740
 Payments on long-term debt                                                 (340,654)           (108,060)
 Payments on capital leases                                                   (2,757)             (1,655)
 Payments on other long-term liabilities                                     (15,681)            (22,044)
 Repurchase of common stock                                                      525                 600
 Issuance of preferred stock                                               2,853,028                  --
 Payment of dividends on preferred stock                                     (33,034)                 --
 Proceeds from stock options and warrants                                    148,887               2,280
                                                                       ----------------    ------------------
   Cash flows from financing activities                                    2,635,551             513,861
                                                                       ----------------    ------------------

NET INCREASE (DECREASE) IN CASH                                            1,305,857             (10,588)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               994,526             121,798
                                                                       ----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $2,300,383            $111,210
                                                                       ================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest                                                       $48,115             $80,626
Cash paid for income taxes                                                      $987              $3,531

NONCASH FINANCING AND INVESTING ACTIVITIES:
 Conversion of debt to common stock                                               --            $250,000

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                                       ($770,942)        ($1,016,310)
 Inventories                                                                   8,321              63,432
 Prepaid expenses and other current assets                                   (20,737)            (51,794)
 Accounts payable                                                           (114,467)            961,704
 Accrued expenses and other liabilities                                      (45,601)            (70,584)
                                                                       ----------------    ------------------
   Net changes in operating assets and liabilities                         ($943,426)          ($113,552)
                                                                       ================    ==================

     See accompanying notes to condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2)  NET LOSS PER COMMON SHARE

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For each of the quarters ended June 30, 1997 and 1998, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

(3)   SERIES B CONVERTIBLE PREFERRED STOCK

         In May, 1998, the Company issued $3,000,000 of Series B 4% Convertible Preferred Stock. The preferred stock is convertible into the Company's common stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net income (loss), but has no net effect on total stockholders' equity.



(4)   RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended June 30, 1998.

         On April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes certain changes in equity that are currently excluded from net earnings. The adoption of this statement did not impact the Company's consolidated financial statements; historically there have been no differences between net earnings and comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information"("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the fiscal year ending March 31, 1999 and has not yet completed the evaluation of the impact of such adoption on the notes to its consolidated financial statements.


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

         During the quarter ended June 30, 1998, the Company sold its remaining distribution group operation in Phoenix, Arizona. The Company incurred a loss of approximately $100,000 on the sale of the assets of that operation.

(6)   RECLASSIFICATIONS

         Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

IntraNet Solutions, Inc. ("IntraNet" or the "Company") develops and implements integrated solutions for the management and distribution of critical business information. IntraNet offers its customers a variety of products including proprietary intranet document management software, hardware and software implementation services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of hardware products, (iii) the sale of maintenance and support contracts, and (iv) the sale of technical and other services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 97-2 Software Revenue Recognition. Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain, fees are fixed and determinable, and collection of the resulting sale price is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of sale if the Company does not expect to have material future obligations to service the contracts. Revenue from technical and other services are recognized as the related services are performed and collectibility is deemed probable. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998
                   COMPARED TO THE QUARTER ENDED JUNE 30, 1997


         REVENUES

         Total revenues decreased to $4.2 million for the quarter ended June 30, 1998 from $4.5 million for the quarter ended June 30, 1997, or $300,000 (7.5%). This decrease related to a decrease in the Company's hardware integration business.

         Hardware Integration. Hardware integration revenues decreased a total of $400,000 or 12.3% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 ($2.6 million in 1998 compared to $3.0 million in 1997). The decrease in hardware integration revenue was principally due to an ongoing emphasis on the Company's proprietary software business.

         Software, Technical Services and Support. Software, technical services and support revenues were $1.6 million for each of the quarters ended June 30, 1998 and 1997. Increases in software revenue of $500,000 were offset by decreases in support revenue. The growth in software was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $2.8 million for the quarter ended June 30, 1998 from $3.4 million for the quarter ended June 30, 1997. Total cost of revenues as a percent of total revenues was 66.6% in 1998 compared to 75.1% in 1997. Gross profit increased to $1.4 million for the quarter ended June 30, 1998 compared to $1.1 million for the quarter ended June 30, 1997. Total gross profit as a percent of total revenues was 33.4% in 1998 compared to 24.9% in 1997. The increase in gross profit was primarily attributable to incremental revenue contributions from the sale of proprietory software.

         Hardware Integration. Cost of hardware integration revenues decreased to $2.2 million for the quarter ended June 30, 1998 from $2.4 million for the quarter ended June 30, 1997. Cost of hardware integration revenues as a percent of hardware integration revenues was 84.4% in 1998 compared to 82.5% in 1997. Gross profit from hardware integration was 15.6% for the quarter ended June 30, 1998 compared to 17.5% for the quarter ended June 30, 1997.

         Software, Technical Services and Support. Cost of software, technical services and support revenues decreased to $600,000 for the quarter ended June 30, 1998 from $1.0 million for the quarter ended June 30, 1997. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 38.2% in 1998 compared to 61.6% in 1997. Gross profit on software, technical services and support was 61.8% for the quarter ended June 30, 1998 compared to 38.4% for the quarter ended June 30, 1997. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $900,000 for the quarter ended June 30, 1998 compared to $600,000 for the quarter ended June 30, 1997. Sales and marketing expenses as a percent of total revenues were 22.2% in 1998 compared to 12.9% in 1997. Sales and marketing increased as a percent of revenues primarily due to expansion of the marketing efforts for the Company's proprietary software products.

         General and Administrative. General and administrative expenses increased to $700,000 for the quarter ended June 30, 1998 compared to $600,000 for the quarter ended June 30, 1997. General and administrative expenses as a percent of total revenue were 15.4% in 1998 compared to 12.4% in 1997.

         Research and Development. Research and development expenses were $300,000 for each of the quarters ended June 30, 1998 and June 30, 1997. Research and development expenses as a percent of total revenue were 6.7% in 1998 and 1997.

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

         Revenues from discontinued operations were $500,000 and $1.2 million for the quarters ended June 30, 1998 and 1997, respectively.

         Cost of revenues from discontinued operations were $400,000 and $1.0 million for the quarters ended June 30, 1998 and 1997, respectively. Gross profit from discontinued operations were 6.8% and 17.9% for the quarters ended June 30, 1998 and 1997, respectively.

         Loss from discontinued operations was $400,000 for each of the quarters ended June 30, 1998 and 1997. The Company also incurred a loss of $100,000 from the sale of the assets of its distribution group operation in Phoenix, Arizona.

         LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through revolving working capital and term loans from banking institutions together with the sale of stock and subordinated debt. In December 1996, the Company issued $1.0 million of 9% promissory notes. During the fourth quarter of fiscal 1997, the Company issued an additional $500,000 of 9% promissory notes. During the year ended March 31, 1998, $250,000 of those notes were converted into approximately 71,000 shares of common stock, $150,000 were converted into preferred stock and $850,000 were paid at maturity. Additionally, in April
1998, $250,000 of these notes were paid. In consideration of these borrowings, the Company issued the lenders warrants to acquire an aggregate of 300,000 shares of Common Stock at an exercise price of $4.00.

         During July 1997, the Company issued $4,000,000 of Series A 5% Convertible Preferred Stock. The Company issued 800,000 units, each consisting of one share of $.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarter ended June 30, 1998, 20,000 shares of Series A Preferred Stock were converted into 26,936 shares of common stock.

         In May, 1998, the Company issued $3,000,000 of Series B 4% Convertible Preferred Stock. The preferred stock is convertible into the Company's current stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss. During the quarter ended June 30, 1998, none of the Series B
Preferred Stock had been converted.

                  The Company's revolving working capital line of credit allows for borrowings of up to $3.85 million based on available collateral at the bank's base lending rate plus 2.5%. At June 30, 1998, the Company had advances of $2.3 million, which are due on demand. At June 30, 1998, the Company also had term loans outstanding in the amount of $317,300. The term loans require monthly principal payments of $27,100 plus interest at the bank's base lending rate plus 2.5%. At June 30, 1998 the Company also had a demand note payable to its principal stockholder in the amount of $27,500 which accrues interest at a rate of 12%.

         As of June 30, 1998 the Company had cash of approximately $2.3 million. Capital expenditures for the quarters ended June 30, 1998 and 1997, including equipment financed with capital lease obligations, were $163,500 and $32,100 respectively.

         The Company has entered into certain operating leases for facilities and equipment. These leases require total monthly payments, net of related sublease arrangements, of $32,300. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

         The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company will continue to evaluate future financing needs. Future financings, if necessary, may be dilutive to shareholders or may contain restrictive terms or covenants. There can be no assurance that additional financings will be available to the Company on commercially reasonable terms, or at all.

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


PRIVATE SECURITIES LITIGATION REFORM ACT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for future expansion, product development, market acceptance of new products, and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to product development and market acceptance of new products, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws.

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

                  None

             ITEM 5.  Other Information.

                  None

             ITEM 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           27   Financial Data Schedule (filed herewith)

                  (b)      Report on Form 8-K


                           For the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTRANET SOLUTIONS, INC.
                                       (the "Registrant" or "Company")

Dated August 14, 1998                  By:  /s/ Robert F. Olson
                                             -----------------------------------
                                             Robert F. Olson

                                       Its:  Chief Executive Officer
                                             -----------------------------------
                                             (Principal Executive Officer)


Dated August 14, 1998                  By:  /s/ Jeffrey J. Sjobeck
                                             -----------------------------------
                                             Jeffrey J. Sjobeck

                                       Its:  Chief Financial Officer
                                             -----------------------------------
                                             (Principal Financial Officer)