Form 10QSB
period 1998-09-30
INTRANET SOLUTIONS INC
filed 1998-11-12
CIK 867347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
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

          9625 W. 76th Street, Suite 150, Eden Prairie, Minnesota 55344
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     -------            ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 1998 there were 9,447,214 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                               September 30, 1998

Part I       Financial Information


Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets -
                September 30, 1998 and March 31, 1998                         3


             Condensed Consolidated Statements of Operations -
                for the three and six months ended September 30,
                1998 and 1997                                                 4


             Condensed Consolidated Statements of Cash Flows -
                for the three and six months ended September 30,
                1998 and 1997                                                 5


             Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9


Part II:     Other Information

Item 4:      Submission of Matters to a Vote of Security-Holders              16

Item 6:      Exhibits and Reports on Form 8-K                                 17

                            INTRANET SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                          SEPTEMBER 30,          MARCH 31,
                                                                              1998                 1998
                                                                       -----------------    ------------------
CURRENT ASSETS:
       Cash                                                                $1,462,360             $994,526
       Accounts receivable, net                                             5,531,619            4,925,301
       Notes receivable                                                     1,840,874              277,703
       Inventories                                                             78,531              233,121
       Prepaid expenses and other current assets                              479,273              540,472
                                                                       -----------------    ------------------
         Total current assets                                               9,392,657            6,971,123

PROPERTY AND EQUIPMENT, NET                                                   726,356              682,750
INTANGIBLE ASSETS, NET                                                             --               93,338
NET ASSETS OF DISCONTINUED OPERATIONS                                              --              709,128
                                                                       -----------------    ------------------

                                                                          $10,119,013           $8,456,339
                                                                       =================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Revolving credit facility                                           $2,189,240           $2,246,122
       Current portion of long-term debt                                       66,285              663,631
       Accounts payable                                                     2,629,796            2,906,293
       Deferred revenues                                                      322,374              210,110
       Accrued expenses                                                       791,094              563,786
                                                                       -----------------    ------------------
         Total current liabilities                                          5,998,789            6,589,942

LONG-TERM DEBT, NET OF CURRENT PORTION                                             --              156,250
OTHER                                                                         235,079               42,215
                                                                       -----------------    ------------------

         Total liabilities                                                  6,233,868            6,788,407
                                                                       -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Series A Preferred stock, $.01 par value, $5.00 stated value, 1,000,000 shares authorized, 270,000 and 450,000 shares
         issued and outstanding, respectively                               1,202,304            2,003,844
       Series B Preferred Stock, $.01 par value, $5.00 stated value,
         300 shares authorized, 285 and 0 shares issued and
         outstanding,  respectively                                         2,709,942                   --
       Common stock, $.01 par value, 24,000,000 shares authorized,
         9,105,286 and 8,607,445 issued and outstanding, respectively          91,053               86,075
       Additional paid-in capital                                          10,405,779            8,760,980
       Accumulated deficit                                                (10,441,452)          (9,064,694)
       Unearned compensation                                                  (82,481)            (118,273)
                                                                       -----------------    ------------------
         Total stockholders' equity                                         3,885,145            1,667,932
                                                                       -----------------    ------------------

                                                                          $10,119,013           $8,456,339
                                                                       =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         -------------------------------------     --------------------------------------
                                           SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                               1998                1997                 1998                  1997
                                         -----------------    ----------------     ----------------     -----------------
REVENUES:
      Hardware integration                  $1,769,248           $3,605,149           $4,357,809           $6,556,839
      Software, technical services and
      support                                2,438,884            1,395,055            4,066,667            3,000,018
                                         -----------------    ----------------     ----------------     -----------------
          Total revenues                     4,208,132            5,000,204            8,424,476            9,556,857
                                         -----------------    ----------------     ----------------     -----------------

COST OF REVENUES:
      Hardware integration                   1,527,607            3,089,770            3,711,929            5,523,812
      Software, technical services and
      support                                  797,932              577,588            1,420,071            1,566,501
                                         -----------------    ----------------     ----------------     -----------------
          Total cost of revenues             2,325,539            3,667,358            5,132,000            7,090,313
                                         -----------------    ----------------     ----------------     -----------------

          Gross profit                       1,882,593            1,332,846            3,292,476            2,466,544
                                         -----------------    ----------------     ----------------     -----------------

OPERATING EXPENSES:
      Sales and marketing                    1,108,989              750,075            2,046,399            1,338,305
      General and administrative               656,331              611,086            1,307,033            1,174,873
      Research and development                 344,252              331,605              628,970              636,971
                                         -----------------    ----------------     ----------------     -----------------
          Total operating expenses           2,109,572            1,692,766            3,982,402            3,150,149
                                         -----------------    ----------------     ----------------     -----------------

          Loss from operations                (226,979)            (359,920)            (689,926)            (683,605)

OTHER
      Gain on sale of hardware
      integration unit                         516,934                   --              516,934                   --
      Interest expense, net                    (19,146)            (103,360)             (50,023)            (196,143)
                                         -----------------    ----------------     ----------------     -----------------

INCOME (LOSS) FROM CONTINUING                  270,809             (463,280)            (223,015)            (879,748)
OPERATIONS

DISCONTINUED OPERATIONS
      Loss from operations of
      Distribution Group                            --             (514,506)            (410,361)            (950,364)
      Loss on sale of discontinued
      Distribution Group                            --                   --             (111,103)                  --
                                         -----------------    ----------------     ----------------     -----------------

NET INCOME (LOSS)                             $270,809            ($977,786)           ($744,479)         ($1,830,112)

PREFERRED STOCK DIVIDENDS AND ACCRETION         29,245              980,000               62,279              980,000
                                         -----------------    ----------------     ----------------     -----------------

INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                  $241,564          ($1,957,786)           ($806,758)         ($2,810,112)
                                         =================    ================     ================     =================

EARNINGS PER SHARE - BASIC:
       Income (loss) from continuing
       operations per common share            $0.03               ($0.06)              ($0.03)              ($0.12)
       Net income (loss) per common
       share                                  $0.03               ($0.13)              ($0.09)              ($0.24)
       Income (loss) attributable to
       common shareholders per common
       share                                  $0.03               ($0.26)              ($0.09)              ($0.37)


EARNING PER SHARE - DILUTED:
       Income (loss) from continuing
       operations per common share            $0.02               ($0.06)              ($0.03)              ($0.12)
       Net income (loss) per common
       share                                  $0.02               ($0.13)              ($0.09)              ($0.24)
       Income (loss) attributable to
       common shareholders per common
       share                                  $0.02               ($0.26)              ($0.09)              ($0.37)

WEIGHTED AVERAGE SHARES - BASIC:          8,777,214            7,639,630            8,716,519            7,591,377

WEIGHTED AVERAGE SHARES - DILUTED:       10,930,096            7,639,630            8,716,519            7,591,377


    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                              --------------------------------------    -------------------------------------
                                               SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                    1998                 1997                1998                 1997
                                              -----------------    -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                              $270,809            ($977,786)           ($744,479)        ($1,830,112)
      Adjustments to reconcile net loss
      to cash flows from operating
      activities -
       Depreciation and amortization                 69,669               74,474              150,919             127,644
       Stock option compensation earned              14,031               16,896               15,992              34,257
       Discount amortization                             --               23,532                  194              53,952
       Gain on sale of hardware integration
       unit                                        (516,934)                  --             (516,934)                 --
       Discontinued operations                           --             (148,703)             709,128             (24,321)
       Changes in operating assets and
       liabilities                                  (50,578)          (1,412,489)            (994,004)         (1,526,041)
                                              -----------------    -----------------    ----------------    -----------------
       Cash flows from operating activities        (213,003)          (2,424,076)          (1,379,184)         (3,164,621)
                                              -----------------    -----------------    ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from note receivable                        --                   --                   --             248,222
    Purchases of fixed assets                       (70,161)             (89,674)            (233,674)           (121,800)
                                              -----------------    -----------------    ----------------    -----------------
       Cash flows from investing activities         (70,161)             (89,674)            (233,674)            126,422
                                              -----------------    -----------------    ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances from revolving credit
    facility                                        (82,119)                (177)             (56,882)            642,563
    Payments on long-term debt                     (407,552)            (104,990)            (748,206)           (213,050)
    Payments on capital leases                       (2,827)              (2,535)              (5,584)             (4,190)
    Payments on other long-term liabilities         (29,705)             (50,216)             (45,386)            (72,260)
    Repurchase of treasury stock                     (9,475)              (9,400)              (8,950)             (8,800)
    Issuance of preferred stock                        (457)           3,529,024            2,852,571           3,529,024
    Payment of dividends on preferred stock         (27,190)                  --              (60,224)                 --
    Proceeds from stock options and warrants          4,466              213,578              153,353             215,858
                                              -----------------    -----------------    ----------------    -----------------
       Cash flows from financing activities        (554,859)           3,575,284            2,080,692           4,089,145
                                              -----------------    -----------------    ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                    (838,023)           1,061,534              467,834           1,050,946

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    2,300,383              111,210              994,526             121,798
                                              -----------------    -----------------    ----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $1,462,360           $1,172,744           $1,462,360          $1,172,744
                                              =================    =================    ================    =================

NON-CASH TRANSACTIONS:
    Conversion of debt to common stock                   --                   --                   --            $250,000
    Conversion of debt to preferred stock                --             $150,000                   --            $150,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
   Cash paid for interest                           $50,022              $96,163              $98,137            $176,789
   Cash paid for income taxes                            --                   --                 $987              $3,531

DETAIL OF CHANGES IN OPERATING ASSETS AND
LIABILITIES:
    Accounts receivable                            ($74,438)         ($1,369,517)           ($845,380)        ($2,385,827)
    Inventories                                       3,389              (98,367)              11,710             (34,935)
    Prepaid expenses and other current assets        46,813             (156,607)              26,076            (208,401)
    Accounts payable                               (170,173)              93,449             (284,640)          1,055,153
    Accrued expenses and other current
    liabilities                                     143,831              118,553               98,230              47,969
                                              =================    =================    ================    =================
         Net changes in operating assets
         and liabilities                           ($50,578)         ($1,412,489)           ($994,004)        ($1,526,041)
                                              =================    =================    ================    =================

   See accompanying notes to the condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2)  NET INCOME (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "Basic" and " Diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of common stock equivalents, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "Dilutive" earnings per share. Statement No. 128 became effective for fiscal years ending after December 15, 1997. All earnings per share prior to 1998 have been restated, where applicable, to comply with this statement.

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For all periods except the quarter ended September 30, 1998, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

The table below sets forth the computation of earnings per common share.

                                                   Three Months Ended                   Six Months Ended
                                            ---------------------------------    --------------------------------
                                            September 30,      September 30,     September 30,     September 30,
                                                 1998              1997              1998              1997
   Numerator:                               ---------------    --------------    --------------    --------------

       Income (loss) from continuing
       operations                                 $270,809         ($463,280)        ($223,015)        ($879,748)

       Discontinued operations                          --          (514,506)         (521,464)         (950,364)
                                            ---------------    --------------    --------------    --------------

       Net Income (loss)                           270,809          (977,786)         (744,479)       (1,830,112)
       Preferred stock dividends and
       accretion                                    29,245           980,000            62,279           980,000
                                            ---------------    --------------    --------------    --------------
       Numerator for basic earnings per
       share - income attributable to
       common shareholders                         241,564        (1,957,786)         (806,758)       (2,810,112)
       Effect of dilutive securities:
           Preferred stock dividends and
           accretion                                29,245                --                --                --
                                            ---------------    --------------    --------------    ---------------
       Numerator for diluted earnings per
       share - income (loss)
       attributable to common
       shareholders                               $270,809       ($1,957,786)        ($806,758)      ($2,810,112)
                                            ===============    ==============    ==============    ==============

   Denominator:
       Denominator for basic earnings
       per share - weighted average
       shares                                    8,777,214         7,639,630         8,716,519         7,591,377
       Effect of dilutive securities:
           Employee stock options                  399,279                --                --                --
           Warrants                                 27,064                --                --                --
           Convertible preferred stock           1,726,539                --                --                --
                                            ---------------    --------------    --------------    --------------

       Dilutive potential common shares          2,152,882                --                --                --
       Denominator for diluted earnings
       per share - adjusted weighted
       average shares and assumed
       conversions                              10,930,096         7,639,630         8,716,519         7,591,377
                                            ===============    ==============    ==============    ==============

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

(4) SALE OF HARDWARE INTEGRATION UNIT

         Effective September 30, 1998, the Company sold the operations of its hardware integration unit to Osage Systems Group, Inc. The sale was completed for a purchase price of $1.6 million, and certain future financial consideration, dependent on the performance of the unit divested over the next two years. The purchase price is to be paid in three installments, including $750,000 on October 16, 1998, $250,000 on November 16, 1998, and $535,000 on
January 15, 1999. The total amount of these installments, $1,535,000, has been recorded as a note receivable in the balance sheet as of September 30, 1998. The remaining $65,000 in proceeds, which has been deducted from the purchase price as a cost of the transaction, will be paid by Osage directly to certain former IntraNet employee's on or before October 15, 1999. The first installment due October 16, 1998 has been paid.

         In conjunction with the sale of the hardware integration unit, the Company has entered into a non-competition agreement with Osage. As a result, the Company has recorded the necessary provision for the reserve or write-down of the assets and contracts associated with the hardware integration unit to their net realizable value. The gain on the sale of the hardware integration unit operations of $516,000 has been recorded net of transaction costs and the aforementioned provision in the statement of operations as other income.



(5) RECENTLY ISSUED ACCOUNTING PRINCIPLES

In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended September 30, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IntraNet Solutions, Inc. ("IntraNet" or the "Company") develops and implements integrated solutions for the management and distribution of critical business information. IntraNet offers its customers a variety of products including proprietary intranet document management software, software implementation services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document management software products utilizing Web technology.

         The Company's revenues are derived from (i) the sale of proprietary and non-proprietary software products, (ii) the sale of maintenance and support contracts, and (iii) the sale of technical and other services. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 97-2 Software Revenue Recognition. Accordingly, revenue is recognized at the time of product shipment if no significant Company obligations remain, fees are fixed and determinable, and collection of the resulting sale price is probable. In instances where a significant vendor obligation exists, revenue recognition is deferred until the obligation has been satisfied. Revenue from maintenance and support contracts is generally recognized ratably over the term of the contract. Revenue from contracts with original durations of one year or less is recognized at the time of sale if the Company does not expect to have material future obligations to service the contracts. Revenue from technical and other services are recognized as the related services are performed and collectibility is deemed probable. Revenue from the sale of all other products and services is recognized at the time of delivery to the customer.

         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997


         REVENUES

         Total revenues decreased to $4.2 million for the quarter ended September 30, 1998 from $5.0 million for the quarter ended September 30, 1997, or $800,000 (15.8%). This decrease related to a decrease in the Company's hardware integration business.

         Hardware Integration. Hardware integration revenues decreased a total of $1.8 million or 50.9% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 ($1.8 million in 1998 compared to $3.6 million in 1997). The decrease in hardware integration revenue was principally due to an ongoing emphasis on the Company's proprietary software business and the sale of this unit during the quarter ended September 30, 1998.

         Software, Technical Services and Support. Software, technical services and support revenues increased a total of $1.0 million or 74.8% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 ($2.4 million in 1998 compared to $1.4 million in 1997). The growth in revenue was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $2.3 million for the quarter ended September 30, 1998 from $3.7 million for the quarter ended September 30, 1997. Total cost of revenues as a percent of total revenues was 55.3% in 1998 compared to 73.3% in 1997. Gross profit increased to $1.9 million for the quarter ended September 30, 1998 compared to $1.3 million for the quarter ended September 30, 1997. Total gross profit as a percent of total revenues was 44.7% in 1998 compared to 26.7% in 1997. The increase in gross profit was primarily attributable to incremental revenue contributions from the sale of proprietary software.

         Hardware Integration. Cost of hardware integration revenues decreased to $1.5 million for the quarter ended September 30, 1998 from $3.1 million for the quarter ended September 30, 1997. Cost of hardware integration revenues as a percent of hardware integration revenues was 86.3% in 1998 compared to 85.7% in 1997. Gross profit from hardware integration was 13.7% for the quarter ended September 30, 1998 compared to 14.3% for the quarter ended September 30, 1997.

         Software, Technical Services and Support. Cost of software, technical services and support revenues increased to $800,000 for the quarter ended September 30, 1998 from $600,000 for the quarter ended September 30, 1997. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 32.7% in 1998 compared to 41.4% in 1997. Gross profit on software, technical services and support was 67.3% for the quarter ended September 30, 1998 compared to 58.6% for the quarter ended September 30, 1997. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $1.1 million for the quarter ended September 30, 1998 compared to $800,000 for the quarter ended September 30, 1997. Sales and marketing expenses as a percent of total revenues were 26.4% in 1998 compared to 15.0% in 1997. Sales and marketing increased as a percent of revenues primarily due to expansion of the marketing efforts for the Company's proprietary software products.

         General and Administrative. General and administrative expenses increased to $700,000 for the quarter ended September 30, 1998 compared to $600,000 for the quarter ended September 30, 1997. General and administrative expenses as a percent of total revenue were 15.6% in 1998 compared to 12.2% in 1997.

         Research and Development. Research and development expenses were $300,000 for each of the quarters ended September 30, 1998 and 1997. Research and development expenses as a percent of total revenue were 8.2% in 1998 compared to 6.6% in 1997.

        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
               COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997


         REVENUES

         Total revenues decreased to $8.4 million for the six months ended September 30, 1998 from $9.6 million for the quarter ended September 30, 1997, or $1.2 million (11.9%). This decrease related to a decrease in the Company's hardware integration business.

         Hardware Integration. Hardware integration revenues decreased a total of $2.2 million or 33.5% for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 ($4.4 million in 1998 compared to $6.6 million in 1997). The decrease in hardware integration revenue was principally due to an ongoing emphasis on the Company's proprietary software business and the sale of this unit during the quarter ended September 30, 1998.

         Software, Technical Services and Support. Software, technical services and support revenues increased a total of $1.1 million or 35.6% for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 ($4.1 million in 1998 compared to $3.0 million in 1997). The growth in revenue was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $5.1 million for the six months ended September 30, 1998 from $7.1 million for the six months ended September 30, 1997. Total cost of revenues as a percent of total revenues was 60.9% in 1998 compared to 74.2% in 1997. Gross profit increased to $3.3 million for the six months ended September 30, 1998 compared to $2.5 million for the six months ended September 30, 1997. Total gross profit as a percent of total revenues was 39.1% in 1998 compared to 25.8% in 1997. The increase in gross profit was primarily attributable to incremental revenue contributions from the sale of proprietary software.

         Hardware Integration. Cost of hardware integration revenues decreased to $3.7 million for the six months ended September 30, 1998 from $5.5 million for the six months ended September 30, 1997. Cost of hardware integration revenues as a percent of hardware integration revenues was 85.2% in 1998 compared to 84.2% in 1997. Gross profit from hardware integration was 14.8% for the six months ended September 30, 1998 compared to 15.8% for the six months ended September 30, 1997.

         Software, Technical Services and Support. Cost of software, technical services and support revenues decreased to $1.4 million for the six months ended September 30, 1998 from $1.6 million for the six months ended September 30, 1997. Cost of software, technical services, and support revenues as a percent of software, technical services, and support revenue was 34.9% in 1998 compared to 52.2% in 1997. Gross profit on software, technical services and support was 65.1% for the six months ended September 30, 1998 compared to 47.8% for the six months ended September 30, 1997. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $2.0 million for the six months ended September 30, 1998 compared to $1.3 million for the six months ended September 30, 1997. Sales and marketing expenses as a percent of total revenues were 24.3% in 1998 compared to 14.0% in 1997. Sales and marketing increased as a percent of revenues primarily due to expansion of the marketing efforts for the Company's proprietary software products.

         General and Administrative. General and administrative expenses increased to $1.3 for the six months ended September 30, 1998 compared to $1.2 million for the six months ended September 30, 1997. General and administrative expenses as a percent of total revenue were 15.5% in 1998 compared to 12.3% in 1997.

         Research and Development. Research and development expenses were $600,000 for each of the six months ended September 30, 1998 and 1997. Research and development expenses as a percent of total revenue were 7.5% in 1998 compared to 6.7% in 1997.

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

         During July 1997, the Company issued $4,000,000 of Series A 5% Convertible Preferred Stock. The Company issued 800,000 units, each consisting of one share of $.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarter ended September 30, 1998, 160,000 shares of Series A Preferred Stock were converted into 357,143 shares of common stock.

         In May, 1998, the Company issued $3,000,000 of Series B 4% Convertible Preferred Stock. The preferred stock is convertible into the Company's current stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss. During the quarter ended September 30, 1998, 15 shares of Series B Preferred Stock were converted into 60,088 shares of common stock.

         Effective September 30, 1998, the Company sold the operations of its hardware integration unit to Osage Systems Group, Inc. The sale was completed for a purchase price of $1.6 million, and certain future financial consideration, dependent on the performance of the unit divested over the next two years. The purchase price is to be paid in three installments, including $750,000 on October 16, 1998, $250,000 on November 16, 1998, and $535,000 on
January 15, 1999. The total amount of these installments, $1,535,000, has been recorded as a note receivable in the balance sheet as of September 30, 1998. The remaining $65,000 in proceeds, which has been deducted from the purchase price as a cost of the transaction, will be paid by Osage directly to former IntraNet employee's on or before October 15, 1999. The first installment due October 16, 1998 has been paid.

         The Company has a note receivable in the balance sheet as of September 30, 1998 in the amount of $235,000, related to the sale of its Minneapolis Distribution Group operations during the year ended March 31, 1998. The note is to be paid in quarterly installments of $27,100 plus accrued interest.

         The Company's revolving working capital line of credit allows for borrowings of up to $3.85 million based on available collateral at the bank's base lending rate plus 2.5%. At September 30, 1998, the Company had advances of $2.2 million, which are due on demand. At September 30, 1998, the Company also had term loans outstanding in the amount of $42,400. The term loans require monthly principal payments of $20,800 plus interest at the bank's base lending rate plus 2.5%. At September 30, 1998 the Company also had a demand note payable to its principal stockholder in the amount of $20,000 which accrues interest at a rate of 12%.

         As of September 30, 1998 the Company had cash of approximately $1.5 million. Capital expenditures for the quarters ended September 30, 1998 and 1997, including equipment financed with capital lease obligations, were $70,200 and $89,700, respectively.

         The Company has entered into certain operating leases for facilities and equipment. These leases require total monthly payments, net of related sublease arrangements, of $33,700. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

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

YEAR 2000 COMPLIANCE

         The Company has initiated a project to prepare its products and computer systems for the year 2000 impact on its business operations, product offerings, customers, and suppliers. The Company has completed the awareness phase of the project and is currently in various stages of the assessment, remediation and internal testing phases. The project is expected to be completed by the end of the third quarter of calendar year 1999. Accordingly, management believes the year 2000 issue will not have a significant impact on its business. If necessary modification and conversions are not completed on a timely basis, the year 2000 issue could have an adverse effect on the Company's business. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

         The costs associated with the year 2000 issues are being expensed during the period in which they are incurred. The financial impact to the Company of implementing any necessary changes to become year 2000 compliant has not and is not anticipated to be material to the Company's business. However, uncertainties that could impact actual costs and timing of becoming year 2000 compliant do exist. Factors that could affect the Company's estimates include, but are not limited to, the availability and cost of trained personnel, the ability to identify all systems and programs that are not year 2000 compliant, the nature and amount of programming necessary to replace or upgrade affected programs or systems, and the success of the Company's suppliers and customers to address these issues. The Company will continue to assess and evaluate cost estimates and target completion dates of the project on a periodic basis.


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

                  None

             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  On September 16, 1998, the Company held its Annual Meeting of the Shareholders to consider and vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

                                                                        Broker
     Proposal                   In Favor       Against     Abstain     Non Votes


1. Election of Directors:
   Robert F. Olson            8,114,625         19,771      0           --
   Ronald E. Eibensteiner     8,089,750         44,646      0           --
   Paul R. Anderson           8,118,350         16,046      0           --
   Kenneth H. Holec           8,118,350         16,046      0           --
   Steven C. Waldron          8,118,350         16,046      0           --
   Jeffrey J. Sjobeck         8,022,846        111,550      0           --

2. Amendment to the company's
   1994-1997 Stock Option and
   Compensation Plan to
   increase the number of
   shares of common stock
   reserved for issuance
   thereunder from 2,500,000
   shares to 3,100,000
   shares                     5,341,284        264,169    15,373      2,513,570

3. Adoption of the 1997
   Director
   Stock Option Plan          5,606,751        300,071    16,535      2,211,039


             ITEM 5.  OTHER INFORMATION.

                  None

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           10.23 Asset Purchase Agreement by and among Midwest Graphics & Response Systems, Inc., Stephen M. Krenz, and IntraNet Distribution Group, Inc.

                           10.24 Asset Purchase Agreement by and among IntraNet Solutions, Inc., IntraNet Distribution Group, Inc., and Communication Connections, Inc.

                           10.25 Asset Purchase Agreement by and between Osage Systems Group, Inc., Osage Systems Group Minneapolis, Inc., and IntraNet Solutions, Inc.

                           27      Financial Data Schedule (filed herewith)

                  (b)      Report on Form 8-K


                           On October 30, 1998 the Company filed a Form 8-K announcing that it had sold it's hardware integration unit.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTRANET SOLUTIONS, INC.
                                       (the "Registrant" or "Company")

Dated November 12, 1998                  By:  /s/ Robert F. Olson
                                             -----------------------------------
                                             Robert F. Olson

                                       Its:  Chief Executive Officer
                                             -----------------------------------
                                             (Principal Executive Officer)


Dated November  12, 1998                By:  /s/ Jeffrey J. Sjobeck
                                             -----------------------------------
                                             Jeffrey J. Sjobeck

                                       Its:  Chief Financial Officer
                                             -----------------------------------
                                             (Principal Financial Officer)