Form 10QSB
period 1998-12-31
INTRANET SOLUTIONS INC
filed 1999-02-12
CIK 867347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended December 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .
                               ---------   ---------

Commission  file number         0-19817
                          ----------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 9, 1999 there were 10,673,364 shares of common stock, $0.01 par value outstanding.

                            INTRANET SOLUTIONS, INC.

                                Form 10-QSB Index
                                December 31, 1998

Part I     Financial Information


Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -
              December 31, 1998 and March 31, 1998                       3


           Condensed Consolidated Statements of Operations -
              for the three and nine months ended December 31,
              1998 and 1997                                              4


           Condensed Consolidated Statements of Cash Flows -
              for the three and nine months ended December 31,
              1998 and 1997                                              5


           Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9


Part II:   Other Information


Item 6.    Exhibits and Reports on Form 8-K                              14

                            INTRANET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                   ASSETS
                                                                         DECEMBER 31,          MARCH 31,
                                                                             1998                 1998
                                                                       -----------------    ------------------
CURRENT ASSETS:
       Cash                                                              $  1,658,539           $  994,526
       Accounts receivable, net                                             3,437,440            4,925,301
       Current portion of notes receivable                                    625,018               61,793
       Inventories                                                             54,417              233,121
       Prepaid expenses and other current assets                              809,467              540,472
                                                                       -----------------    ------------------
         Total current assets                                               6,584,881            6,755,213

NOTES RECEIVABLE, NET OF CURRENT PORTION                                      123,946              215,910
PROPERTY AND EQUIPMENT, NET                                                   739,877              776,088
NET ASSETS OF DISCONTINUED OPERATIONS                                              --              709,128
                                                                       -----------------    ------------------

                                                                           $7,448,704           $8,456,339
                                                                       =================    ==================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Revolving credit facility                                           $1,345,650           $2,246,122
       Current portion of long-term debt                                       20,000              663,631
       Accounts payable                                                       604,570            2,906,293
       Deferred revenues                                                      500,306              210,110
       Accrued expenses                                                       495,108              563,786
                                                                       -----------------    ------------------
         Total current liabilities                                          2,965,634            6,589,942

LONG-TERM DEBT, NET OF CURRENT PORTION                                             --              156,250
OTHER                                                                         205,260               42,215
                                                                       -----------------    ------------------

         Total liabilities                                                  3,170,894            6,788,407
                                                                       -----------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Series A Preferred stock, $.01 par value, $5.00 stated value,
         1,000,000 shares authorized, 80,000 and 450,000 shares
         issued and outstanding, respectively                                 356,234            2,003,844
       Common stock, $.01 par value, 24,000,000 shares authorized,
         10,620,226 and 8,607,445 issued and outstanding, respectively        106,202               86,075
       Additional paid-in capital                                          14,515,964            8,760,980
       Accumulated deficit                                                (10,653,611)          (9,064,694)
       Unearned compensation                                                  (46,979)            (118,273)
                                                                       -----------------    ------------------
         Total stockholders' equity                                         4,277,810            1,667,932
                                                                       -----------------    ------------------

                                                                           $7,448,704           $8,456,339
                                                                       =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    -------------------------------------     --------------------------------------
                                                      DECEMBER 31,        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                          1998                1997                 1998                  1997
                                                    -----------------    ----------------     ----------------     -----------------
REVENUES:
      Hardware integration                                     --          $ 3,119,082          $ 4,357,809          $ 9,675,921
      Software, technical services and support        $ 2,543,937            1,894,859            6,610,604            4,894,877
                                                    -----------------    ----------------     ----------------     -----------------
          Total revenues                                2,543,937            5,013,941           10,968,413           14,570,798
                                                    -----------------    ----------------     ----------------     -----------------

COST OF REVENUES:
      Hardware integration                                     --            2,656,069            3,711,929            8,179,881
      Software, technical services and support            515,944              725,055            1,936,015            2,291,556
                                                    -----------------    ----------------     ----------------     -----------------
          Total cost of revenues                          515,944            3,381,124            5,647,944           10,471,437
                                                    -----------------    ----------------     ----------------     -----------------

          Gross profit                                  2,027,993            1,632,817            5,320,469            4,099,361
                                                    -----------------    ----------------     ----------------     -----------------

OPERATING EXPENSES:
      Sales and marketing                               1,114,013              776,621            3,160,412            2,114,926
      General and administrative                          689,244              581,405            1,996,277            1,756,278
      Research and development                            345,850              305,933              974,820              942,904
                                                    -----------------    ----------------     ----------------     -----------------
          Total operating expenses                      2,149,107            1,663,959            6,131,509            4,814,108
                                                    -----------------    ----------------     ----------------     -----------------

 Loss from operations                                    (121,114)             (31,142)            (811,040)            (714,747)

OTHER
      Gain on sale of hardware integration unit                --                   --              516,934                   --
      Interest expense, net                               (10,943)             (91,126)             (60,966)            (287,269)
                                                    -----------------    ----------------     ----------------     -----------------

LOSS FROM CONTINUING OPERATIONS                          (132,057)            (122,268)            (355,072)          (1,002,016)

DISCONTINUED OPERATIONS
      Loss from operations of Distribution Group               --             (474,093)            (410,361)          (1,424,457)
      Loss on sale of discontinued Distribution
        Group                                                  --                   --             (111,103)                  --
                                                    -----------------    ----------------     ----------------     -----------------

NET LOSS                                                 (132,057)            (596,361)            (876,536)          (2,426,473)

PREFERRED STOCK DIVIDENDS AND ACCRETION                    80,102              640,000              142,381            1,620,000
                                                    -----------------    ----------------     ----------------     -----------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             ($   212,159)        ($ 1,236,361)        ($ 1,018,917)        ($ 4,046,473)
                                                    =================    ================     ================     =================

EARNINGS PER SHARE - BASIC AND DILUTED:
      Loss from continuing operations
          per common share                           ($      0.01)        ($      0.02)        ($      0.04)        ($      0.13)
      Net loss per common share                      ($      0.01)        ($      0.08)        ($      0.10)        ($      0.31)
      Loss attributable to common
          shareholders per common share              ($      0.02)        ($      0.16)        ($      0.11)        ($      0.52)

      Weighted average shares - basic and diluted       9,863,683            7,928,910            9,099,659            7,712,353


    See accompanying notes to the condensed consolidated financial statements

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     --------------------------------------    -------------------------------------
                                                       DECEMBER 31,         DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                           1998                 1997                1998                 1997
                                                     -----------------    -----------------    ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           ($  132,057)          ($ 596,361)         ($  876,536)        ($2,426,473)
    Adjustments to reconcile net loss
      to cash flows from operating activities -
    Depreciation and amortization                           71,581               72,698              222,500             200,342
    Stock option compensation earned                        12,875               16,865               28,867              51,122
    Discount amortization                                       --               14,883                  194              68,835
    Gain on sale of hardware integration unit                   --                   --             (516,934)                 --
    Discontinued operations                                     --              122,156              709,128              97,835
    Changes in operating assets and liabilities           (131,298)             (14,013)          (1,125,302)         (1,540,054)
                                                     -----------------    -----------------    ----------------    -----------------
      Cash flows from operating activities                (178,899)            (383,772)          (1,558,083)         (3,548,393)
                                                     -----------------    -----------------    ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from notes receivable                       1,021,138              414,755            1,021,138             662,977
    Purchases of fixed assets                             (118,213)            (217,584)            (351,887)           (339,384)
                                                     -----------------    -----------------    ----------------    -----------------
      Cash flows from investing activities                 902,925              197,171              669,251             323,593
                                                     -----------------    -----------------    ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net advances from revolving credit facility           (843,590)          (1,417,236)            (900,472)           (774,673)
    Payments on long-term debt                             (42,400)            (106,149)            (790,606)           (319,199)
    Payments on capital leases                              (3,885)              (2,600)              (9,469)             (6,790)
    Payments on other long-term liabilities                (30,344)             (21,441)             (75,730)            (93,701)
    Repurchase of treasury stock                               525                  550               (8,425)             (8,250)
    Issuance of preferred stock                                 --               (7,651)           2,852,571           3,521,373
    Payment of dividends on preferred stock                (68,069)             (50,000)            (128,293)            (50,000)
    Proceeds from stock options and warrants               459,916              722,984              613,269             938,842
                                                     -----------------    -----------------    ----------------    -----------------
      Cash flows from financing activities                (527,847)            (881,543)           1,552,845           3,207,602
                                                     -----------------    -----------------    ----------------    -----------------

NET INCREASE (DECREASE) IN CASH                            196,179           (1,068,144)             664,013             (17,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,462,360            1,172,744              994,526             121,798
                                                     -----------------    -----------------    ----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $1,658,539             $104,600           $1,658,539            $104,600
                                                     =================    =================    ================    =================

NON-CASH TRANSACTIONS:
    Conversion of debt to common stock                          --                   --                   --          $  250,000
    Conversion of debt to preferred stock                       --                   --                   --          $  150,000
    Issuance of common stock as dividends               $   12,033                   --           $   14,088                  --
    Issuance of common stock as advance royalties       $  120,000                   --           $  120,000                  --

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
    Cash paid for interest                              $   10,418            $  69,716           $   77,678          $  229,732
    Cash paid for income taxes                          $    4,325               $4,500           $    5,312              $8,031

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable                                 $2,127,290            $ 737,160           $1,281,910         ($1,648,667)
    Inventories                                             24,114               84,946               35,824              50,011
    Prepaid expenses and other current assets             (139,422)            (236,745)            (113,346)           (445,146)
    Accounts payable                                    (2,025,226)            (429,941)          (2,309,866)            625,212
    Accrued expenses and other current liabilities        (118,054)            (169,433)             (19,824)           (121,464)
                                                     -----------------    -----------------    ----------------    -----------------
      Net changes in operating assets and liabilities  ($  131,298)          ($  14,013)         ($1,125,302)        ($1,540,054)
                                                     =================    =================    ================    =================

   See accompanying notes to the condensed consolidated financial statements.

                            INTRANET SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

(1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been made. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2)  NET INCOME (LOSS) PER COMMON SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of "basic" and " diluted" earnings per share amounts, as defined. "Basic" earnings per share replaces primary earnings per share under APB Opinion No. 15, and excludes the dilutive effects of common stock equivalents, if any, from the calculation. Fully diluted earnings per share has not changed significantly but has been named "diluted" earnings per share. Statement No. 128 became effective for fiscal years ending after December 15, 1997. All earnings per share prior to 1998 have been restated, where applicable, to comply with this statement.

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For all periods presented, the Company incurred net losses and therefore basic and diluted share amounts are the same.

(3)  SERIES B CONVERTIBLE PREFERRED STOCK

         In May, 1998, the Company issued $3,000,000 of Series B 4% Convertible Preferred Stock. The preferred stock is convertible into the Company's common stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net income (loss), but has no net effect on total stockholders' equity.

         During the quarter ended December 31, 1998, all remaining outstanding shares of Series B Convertible Preferred Stock were converted into common shares at prices ranging from $2.45 to $3.18.

(4)  SALE OF HARDWARE INTEGRATION UNIT

         Effective September 30, 1998, the Company sold the operations of its hardware integration unit to Osage Systems Group, Inc. The sale was completed for a purchase price of $1.6 million, and certain future financial consideration, dependent on the performance of the unit over the next two years. The purchase price was to be paid in three installments, totaling $1,535,000, including $750,000 on October 16, 1998, $250,000 on November 16, 1998, and
$535,000 on January 15, 1999. As of December 31, 1998, the October and November installments were received by the Company and the $535,000 January installment was included in notes receivable. On January 13, 1999, the Company received the final installment.

         The remaining $65,000 in proceeds was deducted from the purchase price as a cost of the transaction, and will be paid by Osage directly to certain former IntraNet employee's on or before October 15, 1999.

         In conjunction with the sale of the hardware integration unit, the Company entered into a non-competition agreement with Osage. As a result, the Company recorded the necessary provision for the reserve or write-down of the assets and contracts associated with the hardware integration unit to their net realizable value. The gain on the sale of the hardware integration unit operations of $516,000 has been recorded net of transaction costs and the aforementioned provision in the statement of operations as other income. The Company is now solely dependent on the sale of its proprietary software products and related services for its revenue. The Company no longer relies on its supply contract with Sun Microsystems, Inc. as a source of revenue.

(5)  NOTES RECEIVABLE

         The Company has a note receivable as of December 31, 1998 in the amount of $213,964, related to the sale of the its Minneapolis Distribution Group operations during the year ended March 31, 1998. The note is to be paid in quarterly installments of $27,100 including accrued interest. The Company also has a note receivable as of December 31, 1998 in the amount of $535,000, as discussed in Note 4 above. The note is to be paid in one payment on January 15, 1999. The payment due on January 15, 1999 has been paid.

         Future maturities of notes receivable balances are as follows:


        1999                                        $625,018
        2000                                          99,445
        2001                                          24,501
                                                    --------
        Total                                       $748,964
                                                    ========

(6)  RECENTLY ISSUED ACCOUNTING PRINCIPLES

         In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company has adopted for transactions entered into during the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the nine months ended December 31, 1998.

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

(7)  ROYALTY AGREEMENTS

During the quarter ended December 31, 1998, the Company entered into exclusive royalty agreements to acquire certain source code and intellectual property of Activedoc Corporation and Softgoods Development, Inc. The agreements required initial advance royalty amounts of $100,000 each and subsequent advance royalty payments not to exceed a maximum of $150,000 and $145,000 respectively. Royalties are earned and expensed at the contract royalty rates of seven to ten percent, of the applicable product sale.

(8)  DISCONTINUED OPERATIONS

         In September 1997, the Company formally adopted a plan of disposition for its on-demand publishing distribution business. During the quarter ended June 30, 1998, the Company sold its remaining on-demand publishing distribution operation. The Company incurred a loss of approximately $100,000 on the sale of those assets. The financial statements for all periods presented reflect the operating results of the on-demand publishing distribution business as a discontinued operation.

         Revenue from discontinued operations for the three months ended December 31, 1997 was $1,260,530. For the nine months ended December 31, 1998 and 1997, revenue from discontinued operations was $729,111 and $3,769,297, respectively. Interest expense allocated to discontinued operations includes interest expense directly attributable or related to the discontinued operations. For the three months ended December 31, 1997 interest expense allocated to discontinued operations was $59,480. For the nine months ended December 31, 1998 and 1997, interest expense allocated to discontinued operations was $35,329 and $181,933, respectively.

(9)  RECLASSIFICATIONS

         Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IntraNet Solutions, Inc. ("IntraNet" or the "Company") develops and implements integrated solutions for the management and distribution of critical business information. IntraNet offers its customers proprietary intranet document and content management software, and related services. The evolution of Web technology as a tool for storing, managing and distributing information, coupled with the Company's experience in designing systems and creating custom software applications, has created an opportunity for the Company to develop a line of document and content management software products utilizing Web technology.

         Effective September 30, 1998, the Company sold its hardware integration unit to Osage Systems Group, Inc. The Company is now solely dependent on the sale of its proprietary software products and related services for its revenues. The Company no longer relies on its supply contract with Sun Microsystems, Inc. as a source of its revenues.

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


          RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1998
                 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

         REVENUES

         Total revenues decreased to $2.5 million for the quarter ended December 31, 1998 from $5.0 million for the quarter ended December 31, 1997, or $2.5 million (49.3%). This decrease related to the sale of the Company's hardware integration business during the quarter ended September 30, 1998.


         Hardware Integration. Hardware integration revenues decreased a total of $3.1 million or 100% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 (zero in 1998 compared to $3.1 million in 1997). The decrease in hardware integration revenue was due to the sale of this unit.

         Software, Technical Services and Support. Software, technical services and support revenues increased a total of $600,000 or 34.3% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 ($2.5 million in 1998 compared to $1.9 million in 1997). The growth in revenue was primarily attributable to the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $500,000 for the quarter ended December 31, 1998 from $3.4 million for the quarter ended December 31, 1997. Gross profit increased to $2.0 million for the quarter ended December 31, 1998 compared to $1.6 million for the quarter ended December 31, 1997. Total gross profit as a percent of total revenues was 79.7% in 1998 compared to 32.6% in 1997. The increase in gross profit was attributable to increased revenue contributions from the sale of proprietary software and the discontinuation of the sale of lower margin hardware integration products.

         Hardware Integration. Cost of hardware integration revenues decreased to zero for the quarter ended December 31, 1998 from $2.7 million for the quarter ended December 31, 1997. Gross profit from hardware integration was zero for the quarter ended December 31, 1998 compared to 14.8% for the quarter ended December 31, 1997.

         Software, Technical Services and Support. Cost of software, technical services and support revenues decreased to $500,000 for the quarter ended December 31, 1998 from $700,000 for the quarter ended December 31, 1997. Gross profit on software, technical services and support was 79.7% for the quarter ended December 31, 1998 compared to 61.7% for the quarter ended December 31, 1997. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $1.1 million for the quarter ended December 31, 1998 compared to $800,000 for the quarter ended December 31, 1997. Sales and marketing expenses as a percent of total revenues were 43.8% in 1998 compared to 15.5% in 1997. Sales and marketing increased as a percent of revenues primarily due to expansion of the marketing efforts for the Company's proprietary software products and a lower base of total revenues. Additional marketing efforts include the addition of marketing personnel, advertising and direct marketing programs, and public relations.

         General and Administrative. General and administrative expenses increased to $700,000 for the quarter ended December 31, 1998 compared to $600,000 for the quarter ended December 31, 1997. General and administrative expenses as a percent of total revenue were 27.1% in 1998 compared to 11.6% in 1997. General and administrative expenses increased as a percent of revenues primarily due to a lower base of total revenues.

         Research and Development. Research and development expenses were $300,000 for each of the quarters ended December 31, 1998 and 1997. Research and development expenses as a percent of total revenue were 13.6% in 1998 compared to 6.1% in 1997. Research and development expenses increased as a percent of revenues due to a lower base of total revenues.


        RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
               COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

         REVENUES

         Total revenues decreased to $11.0 million for the nine months ended December 31, 1998 from $14.6 million for the six months ended December 31, 1997, or $3.6 million (24.7%). This decrease related to a decrease in the Company's hardware integration business and the sale of the hardware integration business during the quarter ended September 30, 1998.

         Hardware Integration. Hardware integration revenues decreased a total of $5.3 million or 55.0% for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 ($4.4 million in 1998 compared to $9.7 million in 1997). The decrease in hardware integration revenue was principally due to an ongoing emphasis on the Company's proprietary software business and the sale of this unit during the quarter ended September 30, 1998.

         Software, Technical Services and Support. Software, technical services and support revenues increased a total of $1.7 million or 35.1% for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 ($6.6 million in 1998 compared to $4.9 million in 1997). The growth in revenue was primarily attributable to an increase in sales of the Company's proprietary software products.

         COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues decreased to $5.6 million for the nine months ended December 31, 1998 from $10.5 million for the nine months ended December 31, 1997. Gross profit increased to $5.3 million for the nine months ended December 31, 1998 compared to $4.1 million for the nine months ended December 31, 1997. Total gross profit as a percent of total revenues was 48.5% in 1998 compared to 28.1% in 1997. The increase in gross profit was attributable to increased revenue contributions from the sale of proprietary software and the discontinuation of the sale of lower margin hardware integration products.

         Hardware Integration. Cost of hardware integration revenues decreased to $3.7 million for the nine months ended December 31, 1998 from $8.2 million for the nine months ended December 31, 1997. Gross profit from hardware integration was 14.8% for the nine months ended December 31, 1998 compared to 15.5% for the nine months ended December 31, 1997.

         Software, Technical Services and Support. Cost of software, technical services and support revenues decreased to $1.9 million for the nine months ended December 31, 1998 from $2.3 million for the nine months ended December 31, 1997. Gross profit on software, technical services and support was 70.7% for the nine months ended December 31, 1998 compared to 53.2% for the nine months ended December 31, 1997. The increase in gross profit was primarily attributable to the increase in sales of higher margin proprietary software.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased to $3.1 million for the nine months ended December 31, 1998 compared to $2.1 million for the nine months ended December 31, 1997. Sales and marketing expenses as a percent of total revenues were 28.9% in 1998 compared to 14.5% in 1997. Sales and marketing increased as a percent of revenues primarily due to expansion of the marketing efforts for the Company's proprietary software products and a lower base of total revenues. Additional marketing efforts include the addition of marketing personnel, advertising and direct marketing programs, and public relations.

         General and Administrative. General and administrative expenses increased to $2.0 million for the nine months ended December 31, 1998 compared to $1.8 million for the nine months ended December 31, 1997. General and administrative expenses as a percent of total revenue were 18.2% in 1998 compared to 12.1% in 1997. General and administrative expenses increased as a percent of revenues primarily due to a lower base of total revenues.

         Research and Development. Research and development expenses increased to $1.0 million for the nine months ended December 31, 1998 compared to $900,000 for the nine months ended December 31, 1997. Research and development expenses as a percent of total revenue were 8.9% in 1998 compared to 6.5% in 1997. Research and development expenses increased as a percent of revenues primarily due to a lower base of total revenues.

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

         During July 1997, the Company issued $4,000,000 of Series A 5% Convertible Preferred Stock. The Company issued 800,000 units, each consisting of one share of $.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarter ended December 31, 1998, 190,000 shares of Series A Preferred Stock were converted into 404,384 shares of common stock.

         In May, 1998, the Company issued $3,000,000 of Series B 4% Convertible Preferred Stock. The preferred stock is convertible into the Company's current stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. In connection with this transaction, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss. During the quarter ended December 31, 1998, the remaining 285 shares of Series B Preferred Stock were converted into 977,332 shares of common stock.

         Effective September 30, 1998, the Company sold the operations of its hardware integration unit to Osage Systems Group, Inc. The sale was completed for a purchase price of $1.6 million, and certain future financial consideration, dependent on the performance of the unit over the next two years. The purchase price is to be paid in three installments, including $750,000 on October 16, 1998, $250,000 on November 16, 1998, and $535,000 on January 15,
1999. The total amount of these installments, $1,535,000, was recorded as a note receivable in the balance sheet as of September 30, 1998. The remaining $65,000 in proceeds, which has been deducted from the purchase price as a cost of the transaction, will be paid by Osage directly to former IntraNet employees on or before October 15, 1999. All installments on the note receivable have been paid.

         The Company has a note receivable as of December 31, 1998 in the amount of $213,964, related to the sale of the its Minneapolis Distribution Group operations during the year ended March 31, 1998. The note is to be paid in quarterly installments of $27,100 including accrued interest.

         Accounts receivable decreased to $3.4 million as of December 31, 1998 from $5.5 million as of September 30, 1998. Accounts receivable as of December 31, 1998 includes several extended term and hardware integration related accounts that are expected to be collected during the quarter ending March 31, 1999.

         The Company's revolving working capital line of credit allows for borrowings of up to $3.85 million based on available collateral at the bank's base lending rate plus 2.5%. At December 31, 1998, the Company had advances of $1.3 million, which are due on demand. At December 31, 1998 the Company also had a demand note payable to its principal stockholder in the amount of $20,000 which accrues interest at a rate of 12%.

         As of December 31, 1998 the Company had cash of approximately $1.7 million. Capital expenditures for the quarters ended December 31, 1998 and 1997, including equipment financed with capital lease obligations, were $118,200 and $217,600, respectively.

         The Company has entered into certain operating leases for facilities and equipment. These leases require total monthly payments, net of related sublease arrangements, of $34,500. The Company also has a long-term consulting agreement with a former stockholder that requires monthly payments of $10,300 through July 2000.

         The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. While the Company believes it has adequate capital to meet its cash requirements for the next twelve months, this is dependent upon many factors, including the ability of the Company to achieve its anticipated future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and product enhancements, the growth and activity on the Internet, the World Wide Web and private intranets, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs, and general economic conditions. It may be advantageous for the Company to seek additional capital in order to strengthen its competitive position and provide additional flexibility in order to swiftly take advantage of market opportunities for both internal and external expansion. Therefore, as a normal course of business, the Company is always evaluating future financing opportunities. It is likely that the Company would seek additional capital for its long-term capital requirements. Future financings, if necessary, may be dilutive to shareholders or may contain restrictive terms or covenants. There can be no assurance that additional financings will be available to the Company on commercially reasonable terms, or at all.

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

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)       Exhibits.


              27      Financial Data Schedule (filed herewith)

    (b)       Report on Form 8-K

              On October 30, 1998, the Company filed a report on Form 8-K, reporting the sale of the the Company's hardware systems integration business to Osage Systems Group, Inc. on October 15, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    INTRANET SOLUTIONS, INC.
                                    (the "Registrant" or "Company")

Dated February 12, 1999              By:  /s/ Robert F. Olson
                                          --------------------------------------
                                          Robert F. Olson

                                    Its:  Chief Executive Officer
                                          --------------------------------------
                                          (Principal Executive Officer)


Dated February 12, 1999              By:  /s/ Jeffrey J. Sjobeck
                                          --------------------------------------
                                          Jeffrey J. Sjobeck

                                    Its:  Chief Financial Officer
                                          --------------------------------------
                                          (Principal Financial Officer)