Form 10-Q/A
period 1998-09-30
INTRANET SOLUTIONS INC
filed 1999-04-29
CIK 867347

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB/A



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

                            INTRANET SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         -------------------------------------     --------------------------------------
                                           SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                               1998                1997                 1998                  1997
                                         -----------------    ----------------     ----------------     -----------------
REVENUES:
      Hardware integration                  $1,769,248           $3,605,149           $4,357,809           $6,556,839
      Software, technical services and
      support                                2,438,884            1,395,055            4,066,667            3,000,018
                                         -----------------    ----------------     ----------------     -----------------
          Total revenues                     4,208,132            5,000,204            8,424,476            9,556,857
                                         -----------------    ----------------     ----------------     -----------------

COST OF REVENUES:
      Hardware integration                   1,527,607            3,089,770            3,711,929            5,523,812
      Software, technical services and
      support                                  797,932              577,588            1,420,071            1,566,501
                                         -----------------    ----------------     ----------------     -----------------
          Total cost of revenues             2,325,539            3,667,358            5,132,000            7,090,313
                                         -----------------    ----------------     ----------------     -----------------

          Gross profit                       1,882,593            1,332,846            3,292,476            2,466,544
                                         -----------------    ----------------     ----------------     -----------------

OPERATING EXPENSES:
      Sales and marketing                    1,108,989              750,075            2,046,399            1,338,305
      General and administrative               656,331              611,086            1,307,033            1,174,873
      Research and development                 344,252              331,605              628,970              636,971
                                         -----------------    ----------------     ----------------     -----------------
          Total operating expenses           2,109,572            1,692,766            3,982,402            3,150,149
                                         -----------------    ----------------     ----------------     -----------------

          Loss from operations                (226,979)            (359,920)            (689,926)            (683,605)

OTHER
      Gain on sale of hardware
      integration unit                         516,934                   --              516,934                   --
      Interest expense, net                    (19,146)            (103,360)             (50,023)            (196,143)
                                         -----------------    ----------------     ----------------     -----------------

INCOME (LOSS) FROM CONTINUING                  270,809             (463,280)            (223,015)            (879,748)
OPERATIONS

DISCONTINUED OPERATIONS
      Loss from operations of
      Distribution Group                            --             (514,506)            (410,361)            (950,364)
      Loss on sale of discontinued
      Distribution Group                            --                   --             (111,103)                  --
                                         -----------------    ----------------     ----------------     -----------------

NET INCOME (LOSS)                             $270,809            ($977,786)           ($744,479)         ($1,830,112)

PREFERRED STOCK DIVIDENDS AND ACCRETION         29,245              980,000              632,279              980,000
                                         -----------------    ----------------     ----------------     -----------------

INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                  $241,564          ($1,957,786)         ($1,376,758)         ($2,810,112)
                                         =================    ================     ================     =================

EARNINGS PER SHARE - BASIC:
       Income (loss) from continuing
       operations per common share            $0.03               ($0.06)              ($0.03)              ($0.12)
       Net income (loss) per common
       share                                  $0.03               ($0.13)              ($0.09)              ($0.24)
       Income (loss) attributable to
       common shareholders per common
       share                                  $0.03               ($0.26)              ($0.16)              ($0.37)


EARNING PER SHARE - DILUTED:
       Income (loss) from continuing
       operations per common share            $0.02               ($0.06)              ($0.03)              ($0.12)
       Net income (loss) per common
       share                                  $0.02               ($0.13)              ($0.09)              ($0.24)
       Income (loss) attributable to
       common shareholders per common
       share                                  $0.02               ($0.26)              ($0.16)              ($0.37)

WEIGHTED AVERAGE SHARES - BASIC:          8,777,214            7,639,630            8,716,519            7,591,377

WEIGHTED AVERAGE SHARES - DILUTED:       10,930,096            7,639,630            8,716,519            7,591,377



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



                                     INTRANET SOLUTIONS, INC.
                                     (the "Registrant" or "Company")


Dated April 29, 1999

                                      By:  /s/ Gregg A. Waldon
                                           -----------------------------------
                                           Gregg A. Waldon

                                     Its:  Chief Financial Officer
                                           -----------------------------------
                                           (Principal Financial and Accounting
                                           Officer)