Form 10-Q/A
period 1998-12-31
INTRANET SOLUTIONS INC
filed 1999-04-29
CIK 867347

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

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    -------------------------------------     --------------------------------------
                                                      DECEMBER 31,        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                          1998                1997                 1998                  1997
                                                    -----------------    ----------------     ----------------     -----------------
REVENUES:
      Hardware integration                                     --          $ 3,119,082          $ 4,357,809          $ 9,675,921
      Software, technical services and support        $ 2,543,937            1,894,859            6,610,604            4,894,877
                                                    -----------------    ----------------     ----------------     -----------------
          Total revenues                                2,543,937            5,013,941           10,968,413           14,570,798
                                                    -----------------    ----------------     ----------------     -----------------

COST OF REVENUES:
      Hardware integration                                     --            2,656,069            3,711,929            8,179,881
      Software, technical services and support            515,944              725,055            1,936,015            2,291,556
                                                    -----------------    ----------------     ----------------     -----------------
          Total cost of revenues                          515,944            3,381,124            5,647,944           10,471,437
                                                    -----------------    ----------------     ----------------     -----------------

          Gross profit                                  2,027,993            1,632,817            5,320,469            4,099,361
                                                    -----------------    ----------------     ----------------     -----------------

OPERATING EXPENSES:
      Sales and marketing                               1,114,013              776,621            3,160,412            2,114,926
      General and administrative                          689,244              581,405            1,996,277            1,756,278
      Research and development                            345,850              305,933              974,820              942,904
                                                    -----------------    ----------------     ----------------     -----------------
          Total operating expenses                      2,149,107            1,663,959            6,131,509            4,814,108
                                                    -----------------    ----------------     ----------------     -----------------

 Loss from operations                                    (121,114)             (31,142)            (811,040)            (714,747)

OTHER
      Gain on sale of hardware integration unit                --                   --              516,934                   --
      Interest expense, net                               (10,943)             (91,126)             (60,966)            (287,269)
                                                    -----------------    ----------------     ----------------     -----------------

LOSS FROM CONTINUING OPERATIONS                          (132,057)            (122,268)            (355,072)          (1,002,016)

DISCONTINUED OPERATIONS
      Loss from operations of Distribution Group               --             (474,093)            (410,361)          (1,424,457)
      Loss on sale of discontinued Distribution
        Group                                                  --                   --             (111,103)                  --
                                                    -----------------    ----------------     ----------------     -----------------

NET LOSS                                                 (132,057)            (596,361)            (876,536)          (2,426,473)

PREFERRED STOCK DIVIDENDS AND ACCRETION                    80,102              640,000              712,381            1,620,000
                                                    -----------------    ----------------     ----------------     -----------------

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             ($   212,159)        ($ 1,236,361)        ($ 1,588,917)        ($ 4,046,473)
                                                    =================    ================     ================     =================

EARNINGS PER SHARE - BASIC AND DILUTED:
      Loss from continuing operations
          per common share                           ($      0.01)        ($      0.02)        ($      0.04)        ($      0.13)
      Net loss per common share                      ($      0.01)        ($      0.08)        ($      0.10)        ($      0.31)
      Loss attributable to common
          shareholders per common share              ($      0.02)        ($      0.16)        ($      0.17)        ($      0.52)

      Weighted average shares - basic and diluted       9,863,683            7,928,910            9,099,659            7,712,353



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



                                    INTRANET SOLUTIONS, INC.
                                    (the "Registrant" or "Company")


Dated April 29, 1999                By:   /s/ Gregg A. Waldon
                                          --------------------------------------
                                          Gregg A. Waldon

                                    Its:  Chief Financial Officer
                                          --------------------------------------
                                          (Principal Financial and Accounting
                                          Officer)