Form 10-K405
period 1999-03-31
INTRANET SOLUTIONS INC
filed 1999-06-29
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
         ________________.

                         Commission file number 0-19817

                            IntraNet Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                     41-1652566
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                      identification no.)


              8091 Wallace Drive
            Eden Prairie, Minnesota                         55344-3775
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip code)


                                 (612) 903-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common
           Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 21, 1999 was $88,796,663 based on the closing sale price for the registrant's common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of June 21, 1999 the registrant had 14,571,811 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated for the annual meeting of Shareholders to be held on September 22, 1999 and the Annual Report to Shareholders for the year ended March 31, 1999 are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1999.

                                     PART I
ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" and incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below beginning on page 16 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

    IntraNet Solutions, Inc., or IntraNet Solutions, is a leading provider of Web-based data and content management solutions for intranets, extranets and the Internet. Our Intra.doc! suite of products offers customers the ability to leverage their existing Internet infrastructure to rapidly access, manage and publish unstructured business data, or data contained in graphic, document or text format as opposed to structured data typically stored in databases or data warehouses. We address the complex data and content management needs of an organization by providing a comprehensive, Web-based solution that performs key functions automatically, eliminates administrative bottlenecks and continuously delivers the most current information to users.

    Intra.doc! enables organizations to capture sets of unstructured business data, attach appropriate security and profiling information, known as meta data, and dynamically publish and manage this information in a Web environment without the need to manually reconfigure data sets. Our solution is based on open Web standards and Java server architecture and provides sophisticated security and searching capabilities. This enterprise-scalable, cost-effective solution is quickly deployed, easily maintained and may be configured to meet an organization's specific requirements. In addition, our products provide e-commerce capabilities to enable our customers to easily and cost effectively sell data and content over the Web.

    Our products provide a broad-based solution applicable across a wide variety of industries that enables organizations to effectively utilize their business-critical data and content. Since Intra.doc! was introduced in fiscal 1997, it has been adopted by over 200 businesses and government organizations for use on over 300 intranet, extranet and Internet sites. Customer applications of Intra.doc! have ranged from single workgroups to enterprise-wide solutions. Our customers include organizations such as British Aerospace Airbus, Ltd., Cargill Incorporated, Ericsson Telecom AB, GE Capital Corporation and Hewlett-Packard.

INDUSTRY BACKGROUND

    Explosive Growth of the Internet

    The emergence and acceptance of the Internet and the World Wide Web has fundamentally changed the way that businesses communicate, obtain information, purchase goods and transact business. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will grow from approximately 147 million in 1999 to 320 million in 2002. Within the United States, shipments of web browsers are expected to grow from 10 million units in 1997 to over 124 million units in 2002, according to IDC. In addition, an IDC report estimates that Internet-centric software specifically designed for Web technology, which accounted for less than $1.0 billion in revenue in 1996, will exceed $12.0 billion in revenue by 2000 due to the aggressive corporate adoption of Web technology.

    Rapid Adoption of Corporate Intranets and Extranets

    Corporations are employing intranets and extranets in order to capitalize on their investments in Web-based infrastructure by sharing computing resources and facilitating communication among employees. Intranets typically refer to secure Web-based networks dedicated to an organization's employees, while extranets extend such networks beyond an organization's "internal walls" to include suppliers, vendors, partners, customers and other businesses. Intranets and extranets utilize common Internet protocols and Web browsers to share information and efficiently communicate among users in the secure environment of a private network.

    Organizations are rapidly adopting intranets and extranets. CAP Ventures, a leading research organization, estimates that spending on corporate intranets doubled in 1997 to $8.5 billion and predicts an annual growth rate of 50% through the year 2000. In 1997, The Delphi Group estimated that over 80% of desktops within Fortune 1000 companies will be connected to an intranet by the year 1999. In addition, Forrester Research estimates that more than 80% of Fortune 1000 companies plan to offer extranets by the year 2000. IDC estimates that the number of installed Web and Internet servers, which are necessary to support intranets and extranets, will grow from approximately 6.3 million in 1998 to nearly 12.0 million in the year 2002.

    Intranets provide multiple users the potential to securely and efficiently access a wealth of data and up-to-date information in a wide variety of formats, such as CAD files, engineering schematics, design specifications, audio and video clips, graphics and traditional documents. Intranet usage has evolved beyond document access and internal distribution of information to enable organizations to streamline, automate and increase the productivity of everyday business processes in a wide variety of applications. For example, engineering and manufacturing departments are using intranets for ISO certification, technical manual publication and quality assurance processes. Intranets also allow human resource departments to make real-time changes to policies and procedures, perform full-text searches of resumes and facilitate reimbursement of employee expenses. Similarly, at the corporate management level, the effective use of intranets enables managers to have rapid and secure access to relevant business data, leading to expeditious and well-informed decisions.

    Extranets expand intranet applications to enable organizations to selectively share business-critical data with suppliers, vendors, partners, customers and other businesses. Extranet applications are increasingly being used to increase sales, cut costs and improve customer service and support. Organizations are making large investments in these applications to create meaningful and attractively presented content that conveys important information to selected recipients. Extranets also provide a platform for content-enabled e-commerce, allowing businesses to efficiently sell data and content through the execution of business transactions over the Internet. We believe this feature will become increasingly important given the projected growth in the number of customers who can be reached over the Internet. Forrester Research estimates that revenue generated by Internet commerce will exceed $320 billion by 2002.

    Need for Comprehensive Web-based Data and Content Management Solutions

    Organizations are facing many difficult challenges in utilizing their intranets and extranets to manage unstructured business data in a Web environment. Unstructured business data is data stored in graphic, document or text format as opposed to structured data typically stored in databases or data warehouses. According to The Delphi Group, over 85% of an organization's internal information is unstructured business data. This data may be paper-based or in outdated versions of various software applications and includes all types of information, such as contracts and personnel records, product catalogs and marketing materials and design specifications and regulatory documentation. Any Web-based solution in this area must meet a wide range of needs by converting data into a standard format and by providing sophisticated security, access and version control, dynamic updating of data and automatic updating of Web links. It is critical that the integrity of the data and content on an organization's intranet or extranet is constantly maintained so that users are always utilizing the most current information. In addition, any solution must provide scalability that allows it to effectively manage the business-critical information for organizations with thousands of documents and thousands of users who are often at dispersed locations. Most existing solutions require significant human resources to address this complex range of problems. This increase in administrative needs has created delays in accessing, managing and publishing information. Organizations are seeking a fast, efficient and comprehensive means of utilizing their data and content in a Web environment.

    Two alternative approaches have typically been used by organizations attempting to address the problem of dynamically accessing, managing and publishing data and content in a Web environment: in-house solutions and traditional document management products.

    In-house solutions are custom applications that are developed by an organization's information systems personnel using software and hardware tools from a variety of vendors. These solutions require significant resources for custom development, evaluation, implementation and integration of disparate technologies and platforms. Consequently, these efforts are often plagued by long development cycles, difficult deployment, high ongoing maintenance costs and limited functionality and scalability due to software and hardware incompatibility issues. Many organizations utilizing in-house solutions do not have the technical expertise or the resources to fully migrate their existing legacy data to an intranet or extranet. In-house solutions are commonly constrained by "Webmaster bottlenecks," in which the person or group responsible for the updating of data and information may become overwhelmed by the continuous manual coding and recoding required to make ongoing revisions to the vast amounts of information managed on the organization's intranet and extranet. In addition, many corporate intranets and extranets supported by in-house solutions are unreliable and frequently suffer extended periods of downtime due to various problems, such as browser incompatibility.

    Traditional document management products were originally developed for client-server environments to address a different problem from the one organizations are now seeking to address through a Web-based solution. These monolithic applications were designed for the management of document creation and retention in a client-server environment and not for the ease of access, distribution and version control that is possible in a Web environment. The client-server architecture of these systems is geared towards a personal computer, or PC, environment that is not Web-based and requires proprietary software installation on the PC of each individual user. Completion of software updates is often a lengthy process, as the update must be made on every PC in the system. Traditional document management systems generally offer features designed to meet specific document management problems such as document creation and editing. Many organizations have attempted to modify these client-server applications to function in a Web environment. This retrofitting is usually expensive and time consuming and often degrades performance while creating systems that are difficult to manage because they are operating outside of their intended environment. These problems are often compounded as an organization grows and attempts to scale a retrofitted document management product to meet its increased needs.

    Another drawback to both in-house solutions and traditional document management products is that they do not fully enable e-commerce of an organization's data and content. E-commerce has typically focused on sales of hardgoods such as books and clothing that are purchased over the Web and mailed separately to the consumer. Organizations are now seeking to sell data and content, or softgoods, directly on the Web. This can include research, articles, drawings and designs, technical manuals or product catalogs that are purchased and delivered over the Web for immediate consumption. Most in-house solutions and retrofitted traditional document management products do not permit businesses to take full advantage of these e-commerce opportunities. The limitations of many of these solutions and products stem from their inability to give multiple customers simultaneous access to the same content while providing for flexible payment methods. In contrast, e-commerce applications that have a completely Web-based architecture are able to more successfully leverage valuable content by simultaneously publishing it to multiple customers. Web-based applications also provide numerous payment methods such as payment per click, time-based payment and self-subscription by customers.

    The accelerated adoption of intranets and extranets as a primary communication channel is driving organizations to seek new Web-based solutions that will enable them to capitalize on their intranets and extranets to develop, maintain and leverage relationships with employees, customers and others. Web-based data and content management solutions provide a cost-effective and rapid means of disseminating information to global organizations. An effective data and content management solution must get the appropriate information to the right end user, in a usable format and in a cost-effective manner, to assist in decision-making and improve service response. The inability of organizations to effectively leverage their existing Internet infrastructure presents a significant opportunity for a company that can offer a cost-effective and comprehensive solution that gives organizations the ability to easily access, manage, publish and maintain business-critical data.

OUR SOLUTION

    Our solution is Intra.doc!, a suite of Web-based software products that gives organizations a cost-effective and comprehensive means to access, manage, publish and maintain unstructured business data and content through intranets, extranets or the Internet. Intra.doc! allows customers to rapidly access, manage and publish this data in a secure Web environment that leverages their existing Internet infrastructure. This solution is quickly deployed, easily maintained and may be configured to fit an organization's specific requirements. The Web-based architecture of Intra.doc! makes it scalable for geographically diverse enterprises while its modularity permits significant add-on functionality, including content-enabled e-commerce opportunities.

    Our solution has the following key benefits:

    Comprehensive Solution. Intra.doc! provides a comprehensive solution to data and content management needs. Our Web-based architecture utilizes the customer's existing Internet infrastructure and provides a full range of data and content management services without requiring customization. Our modular technology allows customers to configure Intra.doc! to meet their individual requirements. This modularity has also allowed us to rapidly develop new features to meet our customers' evolving needs, such as e-commerce capabilities. Intra.doc! also has central enterprise-level security that integrates with the customer's existing security framework in most cases. Intra.doc! enables organizations to centrally manage data and content on their intranets, extranets or the Internet, regardless of the number or distance between locations of the servers supporting those systems. Attachment of meta data and security information, authentication and replication of data, as well as updating, all have the capacity to occur automatically without the need to reconfigure documents, thereby dramatically reducing administration by eliminating a number of data handlers.

    Scalable and Dynamic. Intra.doc! can manage the data and content of organizations ranging from a small workgroup to an organization with tens of thousands of users. Our solution is Web-server based, which gives Intra.doc! significant expansion potential as to the amount and type of data and content it can manage. As the volume of data and content increases, it is distributed across multiple Intra.doc! repositories that can be simultaneously accessed by users. The use of multiple repositories enhances an organization's intranet and extranet performance by optimizing the workload and system requirements placed upon individual servers. Performance is also enhanced by Intra.doc!'s dynamic management functions, including the ability to selectively retrieve, archive and replicate content on an intranet, extranet or Internet site while performing mass revisions of meta data. This allows users to quickly complete complex reorganizations or consolidations of data and content. The Web environment of Intra.doc! provides enhanced speed and dynamic performance while minimizing costs and administration.

    Easy to Install and Use. Our Intra.doc! solution has many features that make it easy to install and use. The Intra.doc! Management System is an out-of-the box solution that can be quickly deployed, often in a matter of days. The Intra.doc! Management System and most of our modules are installed on the customers' servers, not on the individual PCs of the customers' employees. This effectively eliminates most of the time-consuming installation and maintenance efforts mandated by the majority of traditional and in-house document management systems. Many customers have implemented Intra.doc! without any third-party consulting assistance. In addition, our component level architecture allows customers to configure the Intra.doc! user interface to create a unique "look and feel" to their intranet or extranet site. Once installed, Intra.doc! delivers Web-browser based data and content access, management and publication to individual users. This allows Intra.doc! to be utilized by all types of users in organizations across diverse industries. Our automated solution enables users to perform system administration, minimizing the involvement of information systems departments.

    Open and Flexible. Intra.doc! is designed to integrate with the existing infrastructure of an intranet, extranet or the Internet. Our solution dynamically accesses, manages and publishes most data types, from CAD files and graphics to audio and video clips to traditional documents. The Web-based architecture of Intra.doc! gives users the freedom to utilize data and content much more quickly and creatively than traditional solutions. Intra.doc!'s modularity also allows for easy configuration. This is all accomplished in a secure environment that interacts with the organization's existing security framework.

STRATEGY

    Our objective is to enhance our position as a leading provider of Web-based data and content management solutions for organizations ranging from small workgroups to complex multinational enterprises. Key strategies to achieving this objective include:

    Expand Product Leadership. We believe that the Intra.doc! suite of products is the leading Web-based solution for data and content management across intranets, extranets and the Internet. We believe that both users of data and content and managers making information systems purchasing decisions prefer our solution to available alternatives because it is easier to deploy, more cost-effective, offers faster and more dynamic management of data and content and contains sophisticated security mechanisms while utilizing an open Web-based architecture. Intra.doc! can also be used by organizations of nearly any size due to its scalability and can be adopted to a wide range of data and content management needs because of its modular design. We will continue to develop both new features for our existing suite of products and new products to enable our customers to further leverage their intranets and extranets.

    Aggressively Penetrate Our Market. We plan to aggressively penetrate the data and content management solutions market through the following avenues:

    - Expand Direct Sales Channels. We will continue to expand our direct sales force and sales support network to increase the rate of customer adoption of our products in both the United States and internationally. We intend to build world-class direct sales channels by adding high-quality direct sales personnel and devoting increased resources to telemarketing and pre-sales support services.

    - Develop Indirect Sales Channels. To increase the distribution and visibility of our products, we will continue to develop our indirect channels through strategic alliances with resellers, value-added resellers, or VARs, original equipment manufacturers, or OEMs, key systems integrators and other channel partners in both domestic and international markets. We believe that a multi-channel sales effort will broaden customer awareness of our products and will allow us to more rapidly reach a greater number of customers.

    - Increase Penetration of Existing Customers. We intend to expand sales to existing customers by increasing the add-on feature sets offered to existing workgroups, by adding new workgroup applications within existing customers and by using multiple workgroup applications within an organization as a platform to launch an enterprise-wide solution. The cost-effectiveness of Intra.doc! allows us to gain entry into an organization at the workgroup level while the scalability of our solution and the ease with which it can be deployed allows existing customers to quickly and efficiently increase the breadth of their Intra.doc! use.

    Continue to Build Brand Awareness. We will continue to promote the Intra.doc! brand as synonymous with comprehensive, cost-effective, Web-based solutions for data and content management. In order to accelerate the acceptance and penetration of our brand, we will engage in an active public relations program, participate in trade shows and conferences and advertise our products through traditional and on-line media channels and our Web site. These efforts will focus on leveraging our reputation with existing customers and product leadership to drive brand awareness in the data and content management market.

    Continue to Invest in Technology. We believe that the technical features of Intra.doc!, including its open Web-based architecture, its enterprise-scalability and the modularity of its feature sets, distinguish our products in the market. We believe that our customers purchase our products based on their performance characteristics. We feel that this reputation for performance will facilitate the acceptance of enhancements and additional products into our markets. In order to maintain our technological leadership, we will continue to invest in research and development. We intend to focus our research and development efforts on both enhancements to our existing solution and the development of new products as the demands of our market evolve.

    Expand Services Offerings. We have established successful relationships with our customers by serving as a consultant in the development of their data and content management systems. We are expanding our service capabilities in order to extend our range of services and more completely address areas such as business strategy, project management and application development. We believe that providing high-quality services will strengthen our customer relationships and enhance our product development efforts.

PRODUCTS

    Intra.doc! Management System. Our core application, the Intra.doc! Management System, provides a cost-effective, powerful and comprehensive solution for accessing, managing and publishing data and content across intranets, extranets and the Internet. This system is based upon open Web standards and utilizes an organization's existing Internet infrastructure. Intra.doc! is quickly deployed and provides sophisticated security mechanisms that integrate with most mechanisms already in place within our customers' organizations. Most types of unstructured data can be accessed, managed and published by Intra.doc!, from CAD files and engineering schematics to audio and video clips to graphics and traditional documents. The Intra.doc! Management System and most of our modules are installed on the customers' servers, not on the individual PCs of the customers' employees.

    Intra.doc! captures unstructured business data and attaches meta data, which organizes and stores this data in Intra.doc! repositories for easy identification, access and Web-publication. This process automatically converts data and content to Web-based formats, which are then dynamically published to a secure Web site on an intranet, extranet or the Internet. When users revise or add data and content to Intra.doc!, our system dynamically updates and manages the Web site while maintaining the native file. Each piece of data has its own secure Web address, or URL, so it can be utilized by both an organization's intranet users and, if desired, shared with customers, suppliers and partners on an extranet or Internet site.

    Individual users can search for data and content within Intra.doc! using the leading Web browsers. Users submit sophisticated full-text or multiple-field searches using stored meta data contained in one or more Intra.doc! repositories. Once users receive a results list, they can easily navigate through data from multiple sources using hyperlinks, copy text and graphics, zoom and enhance the view, find words within text, print the data or download the data in its native format.

    Intra.doc! provides sophisticated security mechanisms utilizing an organization's existing security framework. Intra.doc! integrates with frameworks such as Windows NT domains and Lightweight Directory Access Protocol, or LDAP, directories by mapping to these security systems. This enables systems administrators to secure data and content and control access while using an enterprise-level security standard. Security can be assigned to workgroups, users, collections of data or individual Web pages. This flexibility allows Intra.doc! to secure data and content for specific projects or for certain groups quickly and efficiently. Users maintain a single log on and password to access data and content no matter how many levels of security are added within their workgroup or across their enterprise.

    The Web-based architecture of Intra.doc! enables easy installation of our system. This architecture also simplifies administrative functions. Through a Web browser, systems administrators can create Intra.doc! users and groups, set security options, create folders and configure publishing parameters. Intra.doc! also allows systems administrators to format and control data and content on the Web site. The automatic nature of many Intra.doc! management and publication functions eliminates manual steps in these processes and minimizes the number of data handlers. This increases efficiency and accuracy and makes Intra.doc! a dynamic tool that provides the most current business-critical information.

    INTRA.DOC! PRODUCT MODULES

    The Intra.doc! Management System is available in various product configurations for both workgroups and enterprises. Organizations may also select from a variety of additional product modules, as described below.



               --------------------------------------------------------------------------------
                                    Intra.doc! Management System
               --------------------------------------------------------------------------------
                 Access             ODMA             Publish                E-Commerce
               --------------------------------------------------------------------------------
               - Forms            - ODMA             - CD Publisher          - Softgoods
                                  -  Extensions
               - Legacy                              - PDF Publisher
                                  - Archiver/
               - Enterprise       -  Replicator      - AutoCAD
               -  Search                             -  Conversion
                                  - PDF Watermark
               - Batchloading                        - TIFF Conversion

               - Report Parsing
               --------------------------------------------------------------------------------
                          Intra.doc! Developer's Kit
               ----------------------------------------------------------
                          Intra.net hosting service
               ----------------------------------------------------------





    Intra.doc! Softgoods E-Commerce Solution. Intra.doc! Softgoods E-Commerce Solution allows organizations to leverage their existing Internet infrastructure into content-enabled e-commerce opportunities. This solution gives organizations revenue creation ability by efficiently monitoring, distributing and charging for data and content offered to customers, suppliers or partners over an intranet, extranet or the Internet. Our Softgoods module allows organizations to further evolve their business models by e-commerce enabling all content on an Intra.doc! system for charge back, sale or self-subscription. The ease with which Intra.doc! Web-publishes and updates data and content creates a valuable resource for those who can benefit from an organization's information. Our Softgoods module allows this resource to be directly translated into revenue for our customers.


    Intra.doc! Archiver/Replicator. Intra.doc! Archiver/Replicator facilitates the easy movement of data among Intra.doc! server sites across an enterprise. The Archiver/Replicator moves both native data and Web-based data while accessing and organizing this information based on the attached meta data. The

Replicator allows duplicate data to be made available to other user groups and to be automatically and easily transferred among intranet, extranet and Internet servers. This feature allows organizations to move data both within the firewall and outside the firewall for customer or supplier use and for use with our Softgoods module. The Replicator can automatically export data and content from one Web site and import it to another to provide synchronized Web-publishing between Intra.doc! sites. The Archiver allows users to export a bundle of data for off-line storage and subsequently import and manage that bundle at any time, exactly as it was before export. Import mapping allows mass substitution of meta data so that groups of information can be simultaneously imported and reorganized or consolidated.

    Intra.doc! Legacy. Intra.doc! Legacy automatically scans and converts an organization's paper-based legacy data and content into Web-ready files, which allows access, management and publication of these files in Intra.doc!. Our Legacy module can both scan in the image and capture product bar codes and other important meta data to streamline data conversion and organization into one easy process. Intra.doc! Legacy uses both Adobe Capture and Kofax Ascent Capture scanning technology to provide users with a single, compact, fully searchable file that replicates the original data and content.

    Intra.doc! Enterprise Search. Intra.doc! Enterprise Search permits users to perform sophisticated full-text or multiple field searches across all of an organization's Intra.doc! repositories. Enterprise-level security allows users to search for information across the organization while ensuring that they access only the data and content that they are authorized to view and modify. Searches using the Enterprise Search module can be accomplished quickly by all types of personnel because they are managed through the user's Web browser.

    Additional Product Modules. Additional Intra.doc! product modules include the following:

    - Intra.doc! Developer's Kit allows our customers to easily configure Intra.doc! to create their own "look and feel."

    - Intra.doc! ODMA Extensions provide users with the ability to manage and Web-publish data directly from any ODMA compliant application, such as Microsoft Word, WordPerfect and Adobe FrameMaker.

    - Intra.doc! Forms enables one or multiple users to electronically complete and manage forms in a Web environment.

    - Intra.doc! PDF Watermark allows data to be dynamically watermarked with specific comments or instructions.

    - Intra.doc! AutoCAD Conversion permits native AutoCAD engineering drawings to be accessed, managed and published in a Web-based format.

    - Intra.doc! TIFF Conversion allows tag image file format, or TIFF, files to be checked into Intra.doc! and then Web-published as multiple-page PDF files.

    - Intra.doc! Report Parsing captures mainframe reports, organizes them by parsing meta data and batch-loads this information into an Intra.doc! repository.

    - Intra.doc! CD Publisher allows organizations to publish data and content directly from the Web to CD-ROM for use by individuals without Web access.

    - Intradoc.net Hosting Service provides a complete range of Intra.doc! data and content management services administered by our staff through a secure Web site.

PRICING

    Our pricing is based on the number of servers and contributors rather than the number of users. Pricing currently ranges from $18,000 to $85,000 per server for the Intra.doc! Management System, with add-on modules ranging from $2,500 to $25,000 per server. Applications of Intra.doc! typically encompass multiple servers. For an additional annual maintenance fee, we provide customers with maintenance and support packages, including hotline support and product updates, to help them obtain the maximum benefit of Intra.doc!.

SERVICES

    Our services organization provides solution-focused services that enable our customers to realize the potential of our products in an open network computing environment. We act as a business partner to our customers by providing a broad spectrum of services, including needs assessment, software integration, security analysis, application development and training. These services are offered for fees, the amount of which depends on the nature and scope of the project. We are currently focusing on expanding our consulting services to increase our breadth of experience and geographic coverage.

TECHNOLOGY

    We believe our advanced technology provides our customers with a comprehensive solution for rapidly accessing, managing and Web-publishing business-critical data and content across intranets, extranets and the Internet in less time, at lower cost and with better results than existing alternatives.

    PRODUCT ARCHITECTURE

    We believe that we have developed a unique and comprehensive architecture for meeting the technical demands of applications designed for data and content management through intranets, extranets and the Internet. By emphasizing a Web-based data and content management architecture that provides profiling, or meta data, capabilities and is designed for extremely scalable and high-performance delivery, Intra.doc! provides an efficient architecture for organizations to build and deploy Web-publishing applications quickly and cost-effectively. We believe this architecture also provides a strong foundation on which we can deliver future products.

    Web-based Solution. Our products are designed to seamlessly and efficiently interface with Web browsers, eliminating the need to install additional client software. Intra.doc! is a server-based system written in Java, enabling it to function in both the Windows NT and UNIX environments. On the front end, Intra.doc! is client-side neutral and utilizes HTML interfaces that are compatible with the leading Web browsers. Once the browser has been launched, users can search for data and content utilizing Verity's search engine, navigate to a Web page and view data and content via a standard browser, a plug-in or another viewing application. In addition, each piece of data and content is automatically fully indexed allowing for full-text searching through the Web browser. Intra.doc! also enables users to check out data and content for editing and check it back in to dynamically update the Intra.doc! repository and the Web site. As Web architecture continues to evolve, our architecture strategy is to continue to develop Intra.doc! as a Web-based solution that integrates seamlessly with an organization's existing intranet, extranet and Internet infrastructure.

    Data and Content Storage and Management. Intra.doc! stores data and content, including text and graphics, in its native format in a repository and enables access and management control features for this information. Utilizing a server-based architecture, Intra.doc! can access and manage vast amounts of unstructured data and content across a large number of intranet, extranet and Internet users in a geographically dispersed environment. Depending upon the needs of the organization, this storage can take place on a single server for less intensive workgroup applications or across a large number of servers for enterprise-wide solutions, affording efficient scalability. As a data and content manager, Intra.doc! enables standard library services such as check-in, check-out, version control and data history. Intra.doc! enables users to rapidly and securely access data and content while providing management functions.

    Document conversion for Web-publishing. Once a document or graphic has been created or edited, Intra.doc! dynamically attaches meta data and automatically converts the document to a Web-based format. This capability allows users to build Web pages quickly and efficiently and provides search capabilities to allow dynamic utilization of Web content.

    Intra.doc! is a multi-tiered, server-based system that is written in Java. The server layer contains all system processing logic and handles functions such as document conversion and connection to the relational database. This relational database is used to store all document profile information in the Intra.doc! repository. Published content is stored directly on the Web server and all file transfers are via hypertext transfer protocol, or HTTP. File access does not have to be processed with a common gateway interface, or CGI, script, thereby reducing retrieval time. A security plug-in is used on the server to reduce security complexity and speed processing.

    The ability to use standard HTTP provides a number of significant advantages such as the transfer of data and content through firewalls while using standard compression, encryption and certificate servers. HTTP allows organizations to keep their firewall configurations simple and secure. The following diagram details Intra.doc!'s system architecture.



                              -----------------------------------------------------------------
                  Database                Database
                    and               Microsoft Access           Operating System
                 Operating          Microsoft SQL Server        Windows NT or Unix
                  Systems                 or Oracle
                              -----------------------------------------------------------------
                              -----------------------------------------------------------------
                                                         Intra.doc! Server
                                  Intra.doc!   ------------------------------------  Intra.doc!
                 Intra.doc!                               Document Refinery
                 Processes                     ------------------------------------
                                  Library &                Index Refinery
                                   Add-on      ------------------------------------
                                   Modules               Web Layout Editor            Website
                              -----------------------------------------------------------------
                              -----------------------------------------------------------------

               Java Server                              Java Virtual Machine

                              -----------------------------------------------------------------
                              -----------------------------------------------------------------

                    Bus                                       HTTP

                              -----------------------------------------------------------------
                              -----------------------------------------------------------------

                  Clients                           ODMA, Legacy, Admin Applets

                              -----------------------------------------------------------------
                              -----------------------------------------------------------------

                   Users                                    Browsers

                              -----------------------------------------------------------------

    The architecture of Intra.doc! embodies the following concepts that make it an enterprise-scalable system that is easily deployable and can be utilized by a wide range of customers:

    - Ease of use and administration. Our Intra.doc! products feature quick installation, often in a matter of days, ease-of-use for individual users and simple maintenance procedures for administrators.

    - Ease of integration. From inception, our products have been built on open Web standards enabling seamless integration into existing corporate environments. Our component architecture allows customers the ability to integrate immediately with other system components. For example, our compatibility with Windows NT domains and LDAP security frameworks allows our customers to efficiently integrate NT or LDAP central security with Intra.doc! to control and secure access to the data and content in the Intra.doc! repository without duplicating their efforts.

    - Scalability. Our customers' business-critical data and content needs continue to expand and evolve. Our understanding of the scaling of a customer's future data and content management needs as volume and bandwidth increase across an enterprise ensures that our customers' information investments are protected and that they can continue to grow with Intra.doc!

    - Flexibility. With our open Web standards, multi-platform Java-based solution, we offer customers the flexibility to solve information management problems and address future needs utilizing their existing Internet infrastructure.

    We believe Intra.doc! is a comprehensive solution for organizations that require Web-based data and content management solutions across intranets, extranets and the Internet. We believe that by fostering the creation and adoption of an open Web-based standard for data and content management utilizing intranets and extranets, we will be able to maintain and extend our technology leadership.

    RESEARCH AND DEVELOPMENT

    We have made substantial investments in research and development through both internal development and technology acquisitions. We expect to develop most of our technology enhancements internally while continuing to evaluate externally developed technologies for integration into our Intra.doc! product line.

    The majority of our research and development activity has been directed towards developing feature extensions to our Intra.doc! suite of products. Our goal is to add features that allow our customers to leverage their data and content to expand their services and create content-based revenue opportunities. To this end, we intend to enhance the custom content delivery capabilities of Intra.doc! and allow data and content to be built dynamically from multiple sources. In addition, we will focus on expanding the range of data sets Intra.doc! is capable of managing.

    In order to continue to provide product leadership in the data and content management market, we intend to make major product releases each year. Intra.doc! Version 4.0 is scheduled for release in the second half of 1999. The success of new introductions is dependent on several factors, including timely completion and market introduction, differentiation of new products and enhancements from those of our competitors and market acceptance of new products and enhancements.

    Our research and development expenditures for fiscal 1997, 1998 and 1999 were approximately $1.1 million, $1.2 million and $1.3 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development costs have been expensed as incurred.

    The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. We may not be successful in developing and marketing new products and enhancements that respond to competitive and technological developments and changing customer needs.

SALES AND MARKETING

    We market and sell our products using a combination of direct and indirect distribution channels. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach typically includes a technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products' capabilities and direct negotiations with our sales staff. In addition, we have an internal telemarketing operation that is responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 1999, we had 22 direct sales and sales support personnel in the United States while our international direct sales and sales support organization consisted of six persons. Our goal is to increase both the number and geographic scope of our direct sales force.

    We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, VARs, OEMs, key systems integrators and other channel partners in both domestic and international markets. None of our distribution partners have exclusive distribution rights.

    We use a variety of marketing programs to build market awareness of our brand name and our products, as well as to attract potential customers to our products. A broad mix of programs is used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements, Web site marketing and joint marketing programs. Our marketing organization produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations. Our joint marketing and distribution partners include Adobe Systems, Inc., Microsoft Corporation, Sun Microsystems, Inc. and Verity, Inc. In addition, our Intra.doc! suite of products incorporates Adobe and Verity technology. Verity also sells our products using its own direct sales force pursuant to a non-exclusive reseller agreement.

COMPETITION

    The market for Web-based data and content management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introduction and other market activities of industry participants. We expect competition to persist and intensify in the future. We have two primary sources of competition: in-house solutions created by potential customers and traditional document management products. In-house solutions are developed by potential customers' internal information systems departments using software and hardware tools from a variety of vendors. Traditional document management products include those offered by companies such as PC DOCS Group International Inc., which has entered into an agreement to be acquired by Hummingbird Communications Ltd., Documentum, Inc. and Open Text Corporation. In addition, companies participating in the market for Internet site management may provide future competition to us if they move into broad-based data and content management.

    Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and access to larger customer bases than we have. Such competitors may be able to undertake more extensive promotional activities and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    Competition in our market could materially and adversely affect our ability to obtain revenues from software license fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, there can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

PROPRIETARY RIGHTS

    We rely on a combination of copyright, trade secret, trademark, confidentiality procedures and contractual provisions to protect our proprietary rights. Our software, documentation and other written materials are provided limited protection by United States and international copyright laws. We license our products in object code format for limited use by customers. We treat the source code for our products as a trade secret and we require all employees and third-parties who need access to the source code to sign non-disclosure agreements. We have registered the trademarks IntraNet Solutions and Intra.doc! in the United States and Canada.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. Our efforts to protect our proprietary rights may not be adequate or our competitors may independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

    We have not been notified that our products infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based data and content management products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1999, we had 67 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

RISK FACTORS

    Certain statements made in this Annual Report on Form 10-K are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below and elsewhere in this Form 10-K. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We have a limited operating history on which to evaluate our prospects.

    We recorded our first sale of Intra.doc! to customers in fiscal 1997. Accordingly, we have only a limited operating history in our current product line on which you can base your evaluation of our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets. Many of these risks are discussed under the subheadings below.

Fluctuations in our operating results may make it difficult to predict our future performance.

    Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. A large part of our sales typically occur in the last month of a quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically. In addition, certain of our products have long sales cycles, making the timing of sales difficult to predict. Furthermore, our infrastructure costs are generally fixed. As a result, modest fluctuations in revenues between quarters may cause large fluctuations in operating results. These factors all tend to make the timing of revenues unpredictable and may lead to high period-to-period fluctuations in operating results.

    Our quarterly revenues and operating results may fluctuate for several additional reasons, many of which are outside of our control, including the following:

    -    demand for our products and services;

    - the timing of new product introductions and sales of our products and services;

    -    unexpected delays in introducing new products and services;

    - increased expenses, whether related to sales and marketing, research and development or administration;

    - changes in the rapidly evolving market for data and content management solutions;

         - the mix of revenues from product licenses and services, as well as the mix of products licensed;

         - the mix of services provided and whether services are provided by our staff or third-party contractors;

         -    the mix of domestic and international sales;

         - costs related to possible acquisitions of technology or businesses;

         -    general economic conditions; and

         -    public announcements by our competitors.

We may not be profitable in the future.

    Since fiscal 1995, we have not experienced consecutive profitable quarters and have not been profitable on an annual basis. Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our recent quarterly profitability. If we do not sustain our recent quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

    -    the demand for our products;

    -    our ability to quickly introduce new products;

    -    the level of product and price competition;

    -    our ability to control costs; and

    -    general economic conditions.

The intense competition in our industry may reduce our future sales and profits.

    The market for our products is highly competitive and is likely to become more competitive. We may not be able to compete successfully in our chosen marketplace, which may have a material adverse effect on our business, operating results and financial condition. Additional competition may cause pricing pressure, reduced sales and margins, or prevent our products from gaining and sustaining market acceptance. Many of our current and potential competitors have greater name recognition, access to larger customer bases, and substantially more resources than we have. Competitors with greater resources than ours may be able to respond more quickly than we can to new opportunities, changing technology, product standards or customer requirements.

We may have difficulty managing our growth.

    Any failure to properly manage our growth may have a material adverse effect on our business, operating results and financial condition. The rapid growth that we have experienced places significant challenges on our management, administrative and operational resources. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and support and improve operational and financial systems. Our failure to generate additional revenue commensurate with an increase in operating expenses during any fiscal period could have a material adverse effect on our financial results for that period.

We depend on the integration and continued service of our key personnel.

    We are a small company and depend greatly on the knowledge and experience of our senior management team, many of whom have only recently joined us, and other key personnel. If we fail to quickly integrate our team or lose any of these key personnel our business, operating results and financial condition could be materially adversely affected. We must hire additional employees to meet our business plan and alleviate the negative effect that the loss of a senior manager could have on us. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

Our success depends on our ability to expand our sales force and distribution channels.

    To increase our market share and revenues, we must increase the size of our sales force and the number of our distribution channel partners. Our failure to do so may have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future distribution channel partners, primarily resellers, may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and distribution channel partners.

We have relied and expect to continue to rely on sales of our Intra.doc! product line for our revenues.

    We currently derive all of our revenues from product licenses and services associated with our Intra.doc! software products. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our Intra.doc! product line for the foreseeable future. Our success will largely depend on our ability to increase sales from existing Intra.doc! products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our Intra.doc! products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.


We may require additional financing.

     If we cannot raise funds as needed on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or anticipated requirements, all of which may have a material adverse effect on our business, operating results and financial condition. We expect the net proceeds of approximately $23.5 million from our recent offering of common stock to meet our capital requirements for at least the next 12 months. After that time, we may need to raise additional funds. We cannot be certain that we will be able to do so on favorable terms, if at all. Further, if we issue equity securities, our shareholders may experience additional dilution.

The Year 2000 may adversely affect our products and internal systems.

    We are subject to potential Year 2000 problems affecting our products, our internal systems and the systems of our suppliers, any of which may have a material adverse effect on our business, operating results and financial condition.

    Our products may be adversely affected by the Year 2000 as a result of undetected errors or defects. Known or unknown errors or defects in our products related to the Year 2000 could result in delay or loss of revenue, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which may materially adversely affect our business, operating results, or financial condition.

    If our suppliers, vendors, major distributors or partners fail to correct their Year 2000 problems, such failure could result in an interruption in, or failure of, our normal business activities or operations. In addition, our internal systems include both information technology, or IT, and non-IT systems. We may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We have not yet completed the development of a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance of our critical operations. The cost of developing and implementing such a plan may itself be material.

The Year 2000 may adversely affect purchases of our products.

    Our current or future customers may incur significant expense to achieve Year 2000 compliance. If our customers are not Year 2000 compliant they may expend material costs to remedy problems or they may face litigation expense. In either case, Year 2000 issues could reduce or eliminate customers' budgets for purchases of our products. Even those customers who currently believe they are Year 2000 compliant may defer purchases of our products until after January 1, 2000 in order to reassess their own compliance or to assess the compliance of our products. Delays in purchases of our products as a result of the Year 2000 could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to protect our propriety technology.

    If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. We currently have no patents or pending patent applications. Without significant patent or copyright protection, we may be vulnerable to competitors who develop functionally equivalent products. We may also be subject to claims that our current products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

    We anticipate that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on commercially favorable terms, or at all. We are not currently involved in any intellectual property litigation.

    We rely on trade secret protection, confidentiality procedures and contractual provisions to protect our proprietary information. Despite our attempts to protect our confidential and proprietary information, others may gain access to this information. Alternatively, other companies may independently develop substantially equivalent information. IntraNet Solutions has been issued trademarks for the Intra.doc! mark and the IntraNet Solutions mark and has applied for trademark registration for the following marks:
Document Refinery, Web Refinery and Web Vault.

    We are not certain whether any trademarks that have been applied for will be issued. In the absence of trademark protection, we may be unable to take advantage of the brand name recognition we are attempting to build. In addition, even if all trademarks applied for are issued, we cannot be sure that such trademarks will prove valuable to us.

We could be subject to product liability claims if our customers' data is damaged through the use of our products.

    If software errors or design defects in our products cause damage to customers' data and our agreements do not protect us from related product liability claims, our business, operating results and financial condition may be materially adversely affected. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where we operate.

Significant fluctuation in the market price of our common stock could result in securities litigation against us.

    In the past, securities class action litigation has been brought against publicly held companies following periods of volatility in the price of their securities. If we were subject to such litigation due to volatility in our stock price, we may incur substantial costs. Such litigation could divert the attention of our senior management away from our business, which could have a material adverse effect on our business, operating results and financial condition.

    The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

    -    variations in quarterly operating results;

    - changes in estimates by securities analysts; o changes in market valuations of companies in our industry;
         - announcements by us of significant events, such as major sales, acquisitions of businesses or losses of major customers;

         -    additions or departures of key personnel; and

         -    sales of our equity securities.

Our performance will depend on the growth and acceptance of the Internet.

    Our products are designed to be used with the Internet and private intranets and extranets. If the use of these methods of electronic communication does not grow, our business, operating results and financial condition may be materially adversely affected. Continued growth in the use of the Internet will require ongoing and widespread interest in its capabilities for communication and commerce. Its growth will also require maintenance and expansion of the infrastructure supporting its use and the development of performance improvements, such as high speed modems. The Internet infrastructure may not be able to support the demands placed on it by continued growth. The ongoing development of corporate intranets depends on continuation of the trend toward network-based computing and on the willingness of businesses to reengineer the processes used to create, store, manage and distribute their data. All of these factors are outside of our control.

Our existing shareholders will exercise significant control over IntraNet Solutions.

    Robert F. Olson, our President and Chief Executive Officer, holds approximately 24% of our outstanding common stock. Accordingly, Mr. Olson will be able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 27% of our common stock. These persons effectively control IntraNet Solutions and will be able to direct its affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.

    Our Articles of Incorporation permit us to establish the rights, privileges, preferences and restrictions, including voting rights, of unissued shares of our capital stock and to issue such shares without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of IntraNet Solutions, depriving shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

    Certain provisions of Minnesota law may make a takeover of IntraNet Solutions difficult, depriving shareholders of opportunities to sell shares at above-market prices.

    Certain provisions of Minnesota law may have the effect of discouraging attempts to acquire IntraNet Solutions without the approval of our Board of Directors. Consequently, our shareholders may lose opportunities to sell their stock for a price in excess of the prevailing market price.


ITEM 2.   PROPERTIES

     IntraNet Solutions is headquartered in Minneapolis, Minnesota, where we lease approximately 15,000 square feet pursuant to a seven-year lease expiring in 2005. Management believes that the Company's facilities are suitable and adequate for current office, research, and storage requirements.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report to Shareholders for the year ended March 31, 1999 (the "1999 Annual Report").

ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated herein by reference is the information appearing under the heading "Selected Consolidated Financial Data" in the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference is the information appearing under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the 1999 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the information appearing under the headings "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statement of Shareholders' Equity (Deficit), "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statement", "Report of Independent Certified Public Accountants", and "Report of Independent Accountants" in the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the annual meeting of Shareholders to be held on September 22, 1999 (the "Proxy Statement").

The Executive Officers of the Company are:

NAME                               AGE      POSITION
Robert F. Olson                    43       President, Chief Executive
                                            Officer and Chairman of the Board of
                                            Directors
Gregg A. Waldon                    38       Chief Financial Officer, Secretary,
                                            Treasurer and Director


     Robert F. Olson founded our business and has served as President, Chief Executive Officer and Chairman of the Board of IntraNet Solutions and its predecessor company since 1990. From 1987 to 1990, he served as the General Manager of the Greatway Communications Division of Anderberg-Lund Printing Company, an electronic publishing sales and service organization. Prior to that time, Mr. Olson held management and marketing positions in several electronic publishing service organizations.

     Gregg A. Waldon has served as our Chief Financial Officer, Treasurer and Secretary, and as a director, since April 1999. From 1992 to April 1999, he held various financial management positions with GalaGen Inc., a publicly traded biopharmaceutical company, where he served as Chief Financial Officer since November 1994. Prior to that time, Mr. Waldon was employed by PricewaterhouseCoopers LLP.


     Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information appearing under the headings "Report of the Compensation Committee", "Executive Compensation" and "Comparative Stock Performance" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements:

          The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statement of Shareholders' Equity (Deficit)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", "Report of Independent Certified Public Accountants" and "Report of Independent Accountants" in the 1999 Annual Report.

     The following consolidated financial statement schedules of the Company are included in Item 14(d):

          Schedule II Valuation and Qualifying Accounts

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 1999.

(c)  Exhibits:

          The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 1999.

     NUMBER              DESCRIPTION

       3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form SB-2, File No. 333-13175).

       3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

       3.3 Articles of Amendment to Articles of Incorporation, as dated June 20, 1997 (incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-KSB for the fiscal year ended
                   March 31, 1997).

       4.1 Certificate of Designation of Series B Preferred Stock (incorporated by reference of Exhibit 4.1 of the Registrant's registration statement on Form S-3, File No. 333-57181).

       4.2 Securities Purchase Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-3, File No. 333-57181).

       4.3 Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to
                   Exhibit 4.3 of the Registrant's registrations statement on Form S-3, No. 333-57181.

       4.4 Certificate of Designation of Series A convertible preferred stock (incorporated by reference to Exhibit 3
                   (i) (A) of the Registrant's Form 10QSB for the three months ended June 30, 1997).

       4.5 Form of Stock Purchase Warrant issued to purchases of units containing the Registrant's Series A convertible preferred stock and Stock Purchase Warrants (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-QSB for the three months ended June 30, 1997).

       4.6 Form of Registration Rights Agreement entered into by and between the Registrant and purchasers of units containing the Registrant's Series A convertible preferred stock and Stock Purchase Warrants (incorporated by reference to
                   Exhibit 10.1 Registrant's Form 10-QSB for the three months ended June 30, 1997).

      10.1 Lease Agreement dated, April 24, 1996, by and between CSM Investors, Inc. and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.2 Credit and Security Agreement, dated March 14, 1995, by and between Diversified Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form SB-2, file No. 333-14175).

      10.3 Term Loan supplement to Credit Agreement, dated March 14, 1995, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.4 IntraNet Solutions, Inc. 1994-1997 Stock Option and Compensation Plan (incorporated by reference to Exhibit
                   10.4 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.5 Employment Agreement, dated July 30, 1996, by and between the Registrant and Robert F. Olson (incorporated by reference to Exhibit 10.5 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.6 Employment Agreement, dated July 30, 1996, by and between the Registrant and Jeffrey J. Sjobeck (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.7 Promissory Note, dated December 23, 1996, made by the Registrant in favor of Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.8 Amendment, dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.9 Lease Agreement dated April 22, 1998, by and between Lake Corporate Center LLC and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's registration statement on Form 10-KSB for the fiscal year ended March 31,
                   1998).

      10.10 Stock Purchase Warrant Agreement, dated December 23, 1996, by and between the Company and Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.11 Security Agreement, dated December 23, 1996, by and between the Registrant and Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.12 Subordination Agreement, dated December 23, 1996, by and between the Registrant Diversified Business Credit, Inc. and Circle F. Ventures, LLC (incorporated by reference to
                   Exhibit 10.12 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.13 Promissory Note, dated March 18, 1997, made by the Registrant in favor of Circle F Ventures, LLC (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.14        Sublease Agreement, dated April 22, 1998, by and between
                   CSM Investors, Inc., Digital River, Inc. and the Registrant (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.15 Stock Purchase Warrant Agreement, dated March 18, 1997, by and between the Registrant and Circle F Ventures, LLC (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.16 Schedule identifying certain material details of documents substantially identical to those set forth in Exhibits 10.17, 10.18, 10.19 and 10.20 (incorporated by reference to
                   Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.17 Promissory Note, dated December 20, 1996, made by the Registrant in favor of Rita M. Olson (incorporated to
                   Exhibit 10.17 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.18 Amendment, dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Rita M. Olson dated
                   December 20, 1996 (incorporated by reference to Exhibit
                   10.18 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.19 Amendment, dated June 5, 1997, by and between the Registrant and Rita M. Olson dated December 20, 1996 (incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.20 Stock Purchase Warrant Agreement, dated December 20, 1996, by and between the Registrant and Rita M. Olson (incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.21 Note Conversion and Subscription Agreement, dated June 6, 1997, by and between the Registrant and Rita M. Olson (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.22 Note Conversion and Subscription Agreement, dated June 6, 1997, by and between the Registrant and Wayne W. Mills (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.23 Asset Purchase Agreement, dated as of March 30, 1998, by and among Midwest Graphics & Response Systems, Inc., Stephen M. Krenz, and IntraNet Distribution Group, Inc. (incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

      10.24 Asset Purchase Agreement, dated August 13, 1998, by and among Intranet Solutions, Inc., IntraNet Distribution Group, Inc, and Communication Connections, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

      10.25 Asset Purchase Agreement, dated effective as of September 30, 1998, by and between Osage Systems Group, Inc., Osage Systems Group Minneapolis, Inc. and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

      10.26 Employment Agreement, dated April 1, 1999, by and between the Registrant and Gregg A. Waldon. (incorporated by reference to Exhibit 10.26 of the Registrant's statement on Form S-1, File No. 333-77389).

      10.27 Credit and Security Agreement, dated April 11, 1999, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.27 of Registrant's statement on Form S-1, File No. 333-77389).

      13.1         1999 Annual Report to Shareholders.

      21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      23.1         Consent of Grant Thornton LLP.

      23.2         Consent of Ernst & Young LLP.

      24.1         Powers of Attorney (set forth on signature page).

      27           Financial Data Schedule.


(d)  Schedule       IntraNet Solutions, Inc and Subsidiaries

                                                                                               Schedule II
                                                        Valuation and Qualifying Accounts

               COLUMN A                  COLUMN B          COLUMN C          COLUMN D          COLUMN E
             -------------             -------------     -------------    -------------     --------------
                                        BALANCE AT                                             BALANCE
                                        BEGINNING                                              AT END OF
              DESCRIPTION               OF PERIOD         ADDITIONS        DEDUCTIONS          PERIOD
            --------------             -------------     -------------    -------------     --------------
                                                                          (IN THOUSANDS)
Deducted From Assets:
   Allowance for doubtful accounts:
   Year ended March 31, 1997             $ 20               $ 60              $ --             $ 80
                                         ====               ====              ====             ====
   Year ended March 31, 1998             $ 80               $328              $ --             $408
                                         ====               ====              ====             ====
   Year ended March 31, 1999             $408               $692              $790             $310
                                         ====               ====              ====             ====


                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                             ACCOUNTANTS ON SCHEDULE



To the Board of Directors and Shareholders
IntraNet Solutions, Inc.


     In connection with our audits of the consolidated financial statements of IntraNet Solutions, Inc and subsidiaries referred to in our report dated
April 14, 1999 (except for Note 15, as to which the date is June 9, 1999), which is included in the Annual Report to shareholders and incorporated by reference, we have also audited Schedule II for each of the two years in the period ended March 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein for each of the two years in the period ended March 31, 1999.


                                                       /S/    GRANT THORNTON LLP




Minneapolis, Minnesota
April 14, 1999 (except for Note 15,
as to which the date is June 9, 1999)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 29, 1999.


                           INTRANET SOLUTIONS, INC.


                            By     /s/ Robert F. Olson
                                -----------------------------------------------
                                Robert F. Olson, President, Chief Executive
                                  Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 1999.



                                   /s/ Robert F. Olson
                                -----------------------------------------------
                                Robert F. Olson, President, Chief Executive
                                  Officer and Chairman of the Board of Directors
                                 (Principal Executive Officer)


                                 /s/ Gregg A. Waldon
                                 ----------------------------------------------
                                 Gregg A. Waldon, Chief Financial Officer,
                                   Secretary, Treasurer (Principal Financial
                                   Officer and Principal Accounting Officer) and Director


                                 /s/ Ronald E. Eibensteiner
                                 ----------------------------------------------
                                 Ronald E. Eibensteiner, Director


                                 /s/ Kenneth H. Holec
                                 ----------------------------------------------
                                 Kenneth H. Holec, Director


                                 /s/ Steven C. Waldron
                                 ----------------------------------------------
                                 Steven C. Waldron, Director

                                  EXHIBIT INDEX

     NUMBER                        DESCRIPTION

       3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form SB-2, File No. 333-13175).

       3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

       3.3 Articles of Amendment to Articles of Incorporation, as dated June 20, 1997 (incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-KSB for the fiscal year ended
                   March 31, 1997).

       4.1 Certificate of Designation of Series B Preferred Stock (incorporated by reference of Exhibit 4.1 of the Registrant's registration statement on Form S-3, File No. 333-57181).

       4.2 Securities Purchase Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to
                   Exhibit 4.2 of the Registrant's registration statement on Form S-3, File No. 333-57181).

       4.3 Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to
                   Exhibit 4.3 of the Registrant's registrations statement on Form S-3, No. 333-57181.

       4.4 Certificate of Designation of Series A convertible preferred stock (incorporated by reference to Exhibit 3 (i) (A) of the Registrant's Form 10QSB for the three months ended June 30,
                   1997).

       4.5 Form of Stock Purchase Warrant issued to purchases of units containing the Registrant's Series A convertible preferred stock and Stock Purchase Warrants (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-QSB for the three months ended June 30, 1997).

       4.6 Form of Registration Rights Agreement entered into by and between the Registrant and purchasers of units containing the Registrant's Series A convertible preferred stock and Stock Purchase Warrants (incorporated by reference to Exhibit 10.1 Registrant's Form 10-QSB for the three months ended June 30,
                   1997).

      10.1 Lease Agreement dated, April 24, 1996, by and between CSM Investors, Inc. and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.2 Credit and Security Agreement, dated March 14, 1995, by and between Diversified Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form SB-2, file
                   No. 333-14175).

      10.3 Term Loan supplement to Credit Agreement, dated March 14, 1995, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.4 IntraNet Solutions, Inc. 1994-1997 Stock Option and Compensation Plan (incorporated by reference to Exhibit 10.4 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.5 Employment Agreement, dated July 30, 1996, by and between the Registrant and Robert F. Olson (incorporated by reference to
                   Exhibit 10.5 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      10.6 Employment Agreement, dated July 30, 1996, by and between the Registrant and Jeffrey J. Sjobeck (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.7 Promissory Note, dated December 23, 1996, made by the Registrant in favor of Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.8 Amendment, dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.9 Lease Agreement dated April 22, 1998, by and between Lake Corporate Center LLC and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant's registration statement on Form 10-KSB for the fiscal year ended March 31,
                   1998).

      10.10 Stock Purchase Warrant Agreement, dated December 23, 1996, by and between the Company and Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.11 Security Agreement, dated December 23, 1996, by and between the Registrant and Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.12 Subordination Agreement, dated December 23, 1996, by and between the Registrant Diversified Business Credit, Inc. and Circle F. Ventures, LLC (incorporated by reference to Exhibit
                   10.12 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.13 Promissory Note, dated March 18, 1997, made by the Registrant in favor of Circle F Ventures, LLC (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.14 Sublease Agreement, dated April 22, 1998, by and between CSM Investors, Inc., Digital River, Inc. and the Registrant (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.15 Stock Purchase Warrant Agreement, dated March 18, 1997, by and between the Registrant and Circle F Ventures, LLC (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.16 Schedule identifying certain material details of documents substantially identical to those set forth in Exhibits 10.17, 10.18, 10.19 and 10.20 (incorporated by reference to Exhibit
                   10.16 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.17 Promissory Note, dated December 20, 1996, made by the Registrant in favor of Rita M. Olson (incorporated to Exhibit
                   10.17 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.18 Amendment, dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Rita M. Olson dated
                   December 20, 1996 (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

      10.19 Amendment, dated June 5, 1997, by and between the Registrant and Rita M. Olson dated December 20, 1996 (incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.20 Stock Purchase Warrant Agreement, dated December 20, 1996, by and between the Registrant and Rita M. Olson (incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

      10.21 Note Conversion and Subscription Agreement, dated June 6, 1997, by and between the Registrant and Rita M. Olson (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.22 Note Conversion and Subscription Agreement, dated June 6, 1997, by and between the Registrant and Wayne W. Mills (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-KSB for the fiscal year ended March 31,
                   1997).

      10.23 Asset Purchase Agreement, dated as of March 30, 1998, by and among Midwest Graphics & Response Systems, Inc., Stephen M. Krenz, and IntraNet Distribution Group, Inc. (incorporated by reference to Exhibit 10.23 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

      10.24 Asset Purchase Agreement, dated August 13, 1998, by and among Intranet Solutions, Inc., IntraNet Distribution Group, Inc, and Communication Connections, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

      10.25 Asset Purchase Agreement, dated effective as of September 30, 1998, by and between Osage Systems Group, Inc., Osage Systems Group Minneapolis, Inc. and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-QSB for the three months ended
                   September 30, 1998).

      10.26 Employment Agreement, dated April 1, 1999, by and between the Registrant and Gregg A. Waldon. (incorporated by reference to
                   Exhibit 10.26 of the Registrant's registration statement on Form S-1, File No. 333-77389).

      10.27 Credit and Security Agreement, dated April 11, 1999, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.27 of the Registrant's registration statement on Form S-1, File
                   No. 333-77389).

      13.1         1999 Annual Report to Shareholders.

      21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

      23.1         Consent of Grant Thornton LLP.

      23.2         Consent of Ernst & Young LLP.

      24.1         Powers of Attorney (set forth on signature page).

      27           Financial Data Schedule.