Form 10-Q
period 1999-06-30
INTRANET SOLUTIONS INC
filed 1999-08-16
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999.

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the Transition Period from           to        .
                                                          ----------  ---------

Commission file number 0-19817.

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

    8091 Wallace Road
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 15,091,747 shares as of August 5, 1999.

                                      INDEX

                            INTRANET SOLUTIONS, INC.


                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and June 30, 1999....................................3

          Consolidated Statements of Operations - Three months ended
          June 30, 1998 and 1999............................................................................4

          Consolidated Statements of Cash Flows - Three months ended
          June 30, 1998 and 1999............................................................................5

          Notes to Consolidated Financial Statements........................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................19


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds........................................................20

Item 6.   Exhibits and Reports on Form 8-K.................................................................20

SIGNATURES.................................................................................................24


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            INTRANET SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS




                                                                                                  MARCH 31, 1999       JUNE 30, 1999
ASSETS                                                                                              (AUDITED)           (UNAUDITED)
Current assets:
  Cash and cash equivalents ..............................................................        $  1,950,893         $ 26,242,881
  Accounts receivable, net ...............................................................           3,615,273            4,059,281
  Current maturities of notes receivable .................................................             113,959              116,832
  Inventories ............................................................................              52,001              287,572
  Prepaid royalties ......................................................................             391,579              527,469
  Prepaid expenses and other current assets ..............................................             304,323              365,360
                                                                                                  ------------         ------------
Total current assets .....................................................................           6,428,028           31,599,395


Notes receivable, net of current maturities...............................................             105,448               82,304
Property and equipment, net ..............................................................             766,509            1,254,747
                                                                                                  ------------         ------------
Total assets .............................................................................        $  7,299,985         $ 32,936,446
                                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving credit facility ..............................................................        $    421,685         $         --
  Current maturities of long-term obligations.............................................             177,631              193,054
  Accounts payable .......................................................................             447,446              576,654
  Deferred revenues ......................................................................             534,735              659,061
  Commissions payable ....................................................................             230,228              310,642
  Accrued expenses .......................................................................             327,882              821,733
                                                                                                  ------------         ------------
Total current liabilities ................................................................           2,139,607            2,561,144

Long-term obligations, net of current maturities .........................................              84,492               46,455
                                                                                                  ------------         ------------

Total liabilities ........................................................................           2,224,099            2,607,599
                                                                                                  ------------         ------------

Commitments and contingencies ............................................................                  --                   --

Shareholders' equity (deficit):
  Series A convertible preferred stock, $0.01 par value
     $5.00 stated value, 75,000 and 0 shares issued and outstanding at March 31,
     1999 and June 30, 1999, respectively ................................................             333,969                   --
  Common stock, $0.01 par value, 10,803,500  and 14,598,747 shares issued and
     outstanding at March 31, 1999 and June 30, 1999, respectively .......................             108,035              145,987
  Additional paid-in capital .............................................................          15,295,977           40,718,582
  Accumulated deficit ....................................................................         (10,637,166)         (10,518,206)
  Unearned compensation ..................................................................             (24,929)             (17,516)
                                                                                                  ------------         ------------
  Total shareholders' equity .............................................................           5,075,886           30,328,847
                                                                                                  ------------         ------------

Total liabilities and shareholders' equity ...............................................        $  7,299,985         $ 32,936,446
                                                                                                  ============         ============


                             See accompanying notes.

Note: The balance sheet at March 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            INTRANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                                ------------------------------------
                                                                                                    1998                     1999
                                                                                                ------------------------------------
Revenues:
 Product licenses .................................................................             $   776,401              $ 2,701,571
 Services .........................................................................                 224,629                  801,506
 Hardware integration and support .................................................               3,215,314                       --
                                                                                                -----------              -----------
Total revenues ....................................................................               4,216,344                3,503,077
                                                                                                -----------              -----------


Cost of revenues:
 Product licenses .................................................................                  94,362                  301,853
 Services .........................................................................                 141,930                  361,114
 Hardware integration and support .................................................               2,570,169                       --
                                                                                                -----------              -----------
Total cost of revenues ............................................................               2,806,461                  662,967
                                                                                                -----------              -----------

Gross profit ......................................................................               1,409,883                2,840,110
                                                                                                -----------              -----------

Operating expenses:
 Sales and marketing ..............................................................                 937,410                1,609,018
 General and administrative .......................................................                 650,702                  772,291
 Research and development .........................................................                 284,718                  407,912
                                                                                                -----------              -----------
Total operating expenses ..........................................................               1,872,830                2,789,221
                                                                                                -----------              -----------

Income (loss) from operations .....................................................                (462,947)                  50,889

Interest income (expense), net ....................................................                 (30,877)                  68,071
                                                                                                -----------              -----------

Income (loss) from continuing operations ..........................................                (493,824)                 118,960

Discontinued operations:
  Loss on sale of distribution group ..............................................                (111,103)                      --
  Loss from operations of distribution group ......................................                (410,361)                      --
                                                                                                -----------              -----------

Net income (loss) .................................................................              (1,015,288)                 118,960

Preferred stock dividends and accretion ...........................................                 603,034                       --
                                                                                                -----------              -----------

Income (loss) attributable to common shareholders .................................             $(1,618,322)             $   118,960
                                                                                                ===========              ===========

Income (loss) per common share - basic:
  Continuing operations ...........................................................             $     (0.06)             $      0.01
  Net income (loss) ...............................................................             $     (0.12)             $      0.01
  Income (loss) attributable to common shareholders ...............................             $     (0.19)             $      0.01

Income (loss) per common share - diluted:
  Continuing operations ...........................................................             $     (0.06)             $      0.01
  Net income (loss) ...............................................................             $     (0.12)             $      0.01
  Income (loss) attributable to common shareholders ...............................             $     (0.19)             $      0.01

Weighted average number of common shares outstanding  - basic .....................               8,652,868               11,815,409
Weighted average number of common shares outstanding  - diluted ...................               8,652,868               12,953,856


                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                                  ---------------------------------
                                                                                                       1998                 1999
                                                                                                  ---------------------------------
OPERATING ACTIVITIES:
   Net income (loss) .....................................................................        $ (1,015,288)        $    118,960
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization .......................................................              81,250              100,314
     Discount amortization ...............................................................                 194                   --
     Discontinued operations .............................................................             709,128                   --
     Changes in operating assets and liabilities .........................................            (943,426)                (607)
   Other .................................................................................               1,961                7,413
                                                                                                  ------------         ------------
   Net cash flows provided by (used in) operating activities .............................          (1,166,181)             226,080
                                                                                                  ------------         ------------

INVESTING ACTIVITIES:
   Proceeds from note receivable .........................................................                  --               20,271
   Purchases of fixed assets .............................................................            (163,513)            (554,219)
                                                                                                  ------------         ------------
   Net cash provided by (used in) investing activities ...................................            (163,513)            (533,948)
                                                                                                  ------------         ------------

FINANCING ACTIVITIES:
   Net advances (repayments) from revolving credit facility ..............................              25,237             (421,685)
   Payments on long-term obligations .....................................................            (359,092)             (23,139)
   Issuance of preferred stock, net of offering expenses .................................           2,853,028                   --
   Issuance of common stock, net of offering expenses ....................................                  --           23,519,125
   Payment of dividends on preferred stock ...............................................             (33,034)                  --
   Proceeds from exercise of stock options and warrants ..................................             148,887            1,525,030
   Other .................................................................................                 525                  525
                                                                                                  ------------         ------------
   Net cash flows provided by financing activities .......................................           2,635,551           24,599,856
                                                                                                  ------------         ------------

Net increase in cash .....................................................................           1,305,857           24,291,988
Cash and cash equivalents, beginning of period ...........................................             994,526            1,950,893
                                                                                                  ------------         ------------
Cash and cash equivalents, end of period .................................................        $  2,300,383         $ 26,242,881
                                                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for interest ................................................................        $     48,115         $      5,986
   Cash paid for income taxes ............................................................                 987                4,287

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable ...................................................................        $   (770,942)        $   (444,008)
   Inventories ...........................................................................               8,321             (235,571)
   Prepaid expenses and other current assets .............................................             (20,737)            (148,827)
   Accounts payable ......................................................................            (114,467)             129,208
   Accrued expenses and other current liabilities ........................................             (45,601)             698,591
                                                                                                  ------------         ------------
   Net changes in operating assets and liabilities .......................................        $   (943,426)        $       (607)
                                                                                                  ============         ============






                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

         IntraNet Solutions, Inc. (the "Company") is a leading provider of Web-based document and content management solutions for intranets, extranets and the Internet. The Company's Intra.doc! suite of products offers customers the ability to rapidly access, manage and publish unstructured business data. The Company's customers are primarily located throughout the United States and in Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Revenue Recognition: The Company currently derives all of its revenues from licenses of its Intra.doc! suite of products and related services. Product license revenue is recognized when a purchase order has been received, the product has been shipped, and no significant obligations remain related to implementation. Services revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

         Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

         Inventories: Inventories, consisting primarily of computer software, are valued at the lower of cost (first-in, first-out) or market value.

         Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

         Reclassifications: Certain reclassifications have been made to the quarter ended June 30, 1998 to conform with the presentation used in the June 30, 1999 financial statements. The reclassifications did not effect net loss or shareholders' equity as previously reported.

         Net Income (loss) per Common Share. The Company's basic net income
(loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended June 30, 1998, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

3. DISCONTINUED OPERATIONS

         During the quarter ended June 30, 1998, the Company sold substantially all of the remaining assets of its on-demand publishing operations, located in Phoenix, Arizona for approximately $486,680. The sale price was substantially for assumption of liabilities. The Company incurred a loss on the sale of the related assets of $111,103.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                MARCH 31,1999      JUNE 30, 1999
                                                -------------      -------------
Equipment and furniture                          $ 1,584,938        $ 1,507,481
Leasehold improvements                                75,842             76,913
Other                                                     --            338,367
                                                 -----------        -----------
                                                   1,660,780          1,922,761
Less accumulated depreciation                       (894,271)          (668,014)
                                                 -----------        -----------
                                                 $   766,509        $ 1,254,747
                                                 ===========        ===========


5. SHAREHOLDERS' EQUITY

         Common stock offering: The Company consummated a follow-on common stock offering (the "Offering") on June 3, 1999, consisting of 3,230,000 shares of common stock at an $8.00 per share price to the public. The net proceeds of the Offering, after underwriting discounts, commissions and offering costs of approximately $2.3 million, was approximately $23.5 million. In July 1999, the underwriters' exercised their 15% over-allotment, resulting in the sale of an additional 484,500 shares of common stock.

         Series A convertible preferred stock: During the year ended March 31, 1998, the Company issued $4.0 million of Series A 5% convertible preferred stock. The Company issued 800,000 units, each consisting of one share of $0.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock is convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarter ended June 30, 1998, the Company paid $33,034 in preferred stock dividends. Pursuant to the terms of the Series A preferred stock, all shares remaining outstanding upon the completion of the Offering were converted into shares of common stock without further action of the holders.

         Series B convertible preferred stock: In May 1998, the Company issued $3.0 million of Series B 4% convertible preferred stock. This series of preferred stock was convertible into the Company's common stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. During the quarter ended June 30, 1998, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no net effect on total shareholders' equity.

6. REVOLVING CREDIT FACILITY

         On April 1, 1999 the Company renewed its revolving credit agreement which provides for borrowings of up to $2.25 million, subject to the availability of assets securing the loan. Advances will be due on demand and accrue interest at the bank's lending rate plus 2.0%. The new agreement is due on demand and secured by substantially all the Company assets and requires the Company to meet various covenants including maintenance of minimum levels of net worth. The agreement automatically renews annually unless the Company provides 60 days notice to cancel or demand is made by the lender. In July, the Company terminated the revolving line-of-credit facility.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

   The information presented in this Item contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

         IntraNet Solutions, Inc. is a leading provider of Web-based document and content management solutions for intranets, extranets and the Internet. The company responsible for developing our current business was founded in 1990. In July 1996, it merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. The name of the entity surviving this merger was changed to IntraNet Solutions, Inc. Following the merger, our business included intranet document and content management software, on-demand publishing and hardware integration services.

         Our experience in assisting organizations in managing their documents and other unstructured data led us to identify the need for a comprehensive solution for accessing, managing and publishing documents and content in a Web environment. In fiscal 1997, we launched our first Web-based software product currently known as Intra.doc!. We incorporated a Java server architecture with Intra.doc! Version 3.0 in January 1998 and began shipping Intra.doc! Version 3.5, which provided an enhanced enterprise-scaleable solution, in September 1998. In order to focus our resources exclusively on developing and marketing Web-based document and content management solutions, we have disposed of our other businesses. In mid-1998, we completed the final sale of substantially all of our on-demand publishing assets, and we sold our hardware integration operations in late 1998. Since October 1998, we have focused exclusively on developing and marketing Web-based solutions for accessing, managing and publishing documents and content. Accordingly, certain reclassifications have been made to the categories of revenues and cost of revenues presented in our quarter ended June 30, 1998 financial statements to conform with the presentation used in the quarter ended June 30, 1999 financial statements. These reclassifications had no effect on losses from continuing operations or net losses as previously reported.

         We currently derive all of our revenues from licenses of our Intra.doc! suite of products and related services. Revenues are recognized on product licenses when a purchase order has been received, the product has been shipped and no significant obligations remain related to implementation. Services revenues consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

         Cost of revenues consists of technology royalties, costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing services. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, public relations and trade shows. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products and the performance of quality assurance and documentation activities. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. Losses from discontinued operations consist of losses on the operations of our former on-demand publishing distribution group and losses on the write-down and sale of its assets.

         Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $10.5 million at June 30, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will achieve or sustain revenue growth or profitability.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         Total revenues decreased by $713,000, or 17%, to $3.5 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998. This decrease related primarily to the sale of our hardware integration business, partially offset by increased revenues for product licenses of Intra.doc! software.

         Product Licenses. Revenues for product licenses, which related entirely to Intra.doc! software, increased by $1.9 million, or 248%, to $2.7 million for the three months ended June 30, 1999 from $776,000 for the three months ended June 30, 1998. The growth in revenues for product licenses was attributable to the expansion of our customer base and increased sales to existing customers.

         Services. Revenues for services, which related entirely to services associated with Intra.doc! software, increased by $577,000, or 257%, to $802,000 for the three months ended June 30, 1999 from $225,000 for the three months ended June 30, 1998. The increase in revenues for services was primarily attributable to a larger installed base of products and the associated maintenance contracts.

         Hardware Integration and Support. Revenues for hardware integration and support decreased by $3.2 million, or 100%, to zero for the three months ended June 30, 1999 from $3.2 million for the three months ended June 30, 1998. The decrease in revenues for hardware integration was due to the sale of the hardware integration business during the quarter ended September 30, 1998.

Cost of Revenues and Gross Profit

         Total cost of revenues decreased by $2.1 million, or 76%, to $663,000 for the three months ended June 30, 1999 from $2.8 million for the three months ended June 30, 1998. Total cost of revenues as a percentage of total revenues was 19% for the three months ended June 30, 1999 compared to 67% for the three months ended June 30, 1998. Gross profit increased by $1.4 million, or 101%, to $2.8 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. Total gross profit as a percentage of total revenues was 81% for the three months ended June 30, 1999 compared to 33% for the three months ended June 30, 1998. The increase in gross profit was primarily attributable to a shift in product mix from hardware integration and support to product licenses and services related to Intra.doc! software.

         Product Licenses. Cost of revenues for product licenses, which related entirely to Intra.doc! software, increased by $208,000, or 220%, to $302,000 for the three months ended June 30, 1999 from $94,000 for the three months ended June 30, 1998. Gross profit as a percentage of revenues for product licenses was 89% for the three months ended June 30, 1999 compared to 88% for the three months ended

June 30, 1998.

         Services. Cost of revenues for services, which related entirely to services associated with Intra.doc! software, increased by $219,000, or 154%, to $361,000 for the three months ended June 30, 1999 from $142,000 for the three months ended June 30, 1998. Gross profit as a percentage of revenues for services was 55% for the three months ended June 30, 1999 compared to 37% for the three months ended June 30, 1998. The increase in gross profit as a percentage of revenues for services was primarily due to an increase in the number of maintenance contracts for the three month period ended June 30, 1999 and increased personnel productivity.

         Hardware Integration and Support. Cost of revenues for hardware integration and support decreased by $2.6 million, or 100%, to zero for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. The decrease in cost of revenues for hardware integration and support was due to the sale of the hardware integration and support business during the quarter ended September 30, 1998.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased by $671,000, or 72%, to $1.6 million for the three months ended June 30, 1999 from $937,000 for the three months ended June 30, 1998. Sales and marketing expenses as a percentage of total revenues were 46% in 1999 compared to 22% in 1998. Sales and marketing expenses increased as a percentage of total revenues primarily due to decreased revenues for hardware integration and support, combined with increased staffing and marketing expenses for advertising, public relations and trade shows supporting our Intra.doc! suite of products. The increase was partially offset by decreased sales and marketing expenses related to hardware integration and support programs.

         General and Administrative. General and administrative expenses increased by $121,000, or 19%, to $772,000 for the three months ended June 30, 1999 from $651,000 for the three months ended June 30, 1998. General and administrative expenses as a percentage of total revenues were 22% in 1999 compared to 15% in 1998. General and administrative expenses increased primarily due to increased personnel expenses, including recruiting expenses, increases in allowances and increased expenses for professional services.

         Research and Development. Research and development expenses increased by $123,000, or 43%, to $408,000 for the three months ended June 30, 1999 from $285,000 for the three months ended June 30, 1998. Research and development expenses as a percentage of total revenue were 12% in 1999 compared to 7% in 1998. The increase in research and development expenses was primarily due to increases in staffing and related costs required to support our continued emphasis on product enhancements, partially offset by decreased expenses related to our hardware integration operations.

Interest Income (Expense)

         Interest income was $68,000 for the three months ended June 30, 1999 compared to interest expense of $31,000 for the three months ended June 30, 1998. Interest income for the three months ended June 30, 1999 was due primarily to the cash received from the follow-on public stock offering completed in June 1999 partially offset by a smaller balance maintained on our revolving line-of-credit. Interest expense for the three months ended June 30, 1998 was due to a larger balance maintained on our revolving line-of-credit.

Discontinued Operations

         Total losses on discontinued operations was zero for the three months ended June 30, 1999 compared to $521,000 for the three months ended June 30, 1998. The three months ended June 30, 1998 was the final quarter for which discontinued operations relating to our on-demand publishing group were reported.


LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital and term loans from banking institutions, private placements of debt and equity securities and proceeds from the sale of assets related to prior lines of business. Net cash provided by operating activities was $226,000 for the three months ended June 30, 1999, compared to net cash used in operating activities of $1.2 million for the three months ended June 30, 1998.

         To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 1999 and 1998 were approximately $554,000 and $164,000, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At June 30, 1999, we did not have any material commitments for capital expenditures.

         As of June 30, 1999, we had $26.2 million in cash and cash equivalents and $29 million in working capital. Net cash provided by financing activities was $24.6 million for the three months ended June 30, 1999 and $2.6 million for the three months ended June 30, 1998. At June 30, 1999, we had a $2.25 million revolving line-of-credit with Diversified Business Credit, Inc. with a zero balance outstanding and were in compliance with all financial covenants and restrictions. In July 1999, we closed our revolving line-of-credit facility with Diversified Business Credit, Inc.

         We currently believe that the cash and cash equivalents on hand will be sufficient to meet our working capital requirements for at least the next 12 months. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.


YEAR 2000 COMPLIANCE

         The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or the creation of erroneous data.

         We have adopted a Year 2000 readiness program for the current versions of our products. Our program includes Year 2000 readiness assessment and implementation of solutions to potential readiness issues. Solutions include remediation, upgrading and replacement of certain product versions, as well as validation testing, and contingency planning. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

         We have completed all phases of our Year 2000 readiness program, except for contingency planning, for the current versions of all of our products. As a result, the current versions of each of our products are Year 2000 compliant, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant.

         We have tested software obtained from third parties that is incorporated into our products, and are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite our testing, testing by current and potential clients and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delayed or lost revenues, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which may have a material adverse affect on our business, operating results and financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent this may affect us.

         Our internal systems include both our information technology, or IT, and non-IT systems. We have completed an assessment of our material internal IT systems, including both our own software products and third-party software and hardware technology. We have also initiated an assessment of our non-IT systems. We expect to complete testing and any required remediation of our IT systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from the vendors that their systems are Year 2000 compliant. Although we are not currently aware of any material operational issues or costs associated with preparing our internal IT and non-IT systems for the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

         We do not currently have complete information concerning the Year 2000 compliance status of all of our customers. Our current and potential clients may incur significant expenses to achieve Year 2000 compliance. If our clients are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate funds that current or potential customers would otherwise have had for purchases of our products and services. Moreover, the information technology personnel of our customers and potential customers may be required to focus substantial efforts on addressing the Year 2000 issues of their own companies, leaving them unable to evaluate or acquire new technology such as our products. In addition, customers who currently believe they are Year 2000 compliant may defer purchases of our products until after January 1, 2000 in order to reassess their own compliance or to assess the compliance of our products. As a result, our business, operating results and financial condition may be materially adversely affected.

         We have funded our Year 2000 program from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We may incur additional costs related to the Year 2000 program for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. We may experience material problems and costs associated with Year 2000 compliance that may materially adversely affect our business, operating results and financial condition.

         We have not yet completed development of a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the first quarter ended June 30, 1999 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1999 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

RISK FACTORS

         Certain statements made in this Form 10-Q are forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and our industry. These forward-looking statements involve risks and uncertainties. Our business, financial condition and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described below. You should consider carefully the risks and uncertainties described below, which are not the only ones facing our Company. Additional risks and uncertainties also may impair our business operations. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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


WE MAY NOT BE PROFITABLE IN THE FUTURE.

         Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our recent two consecutive quarters of profitability. If we do not sustain our recent quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

         The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

         - variations in quarterly operating results;
         - changes in estimates by securities analysts;
         - changes in market valuations of companies in our industry;
         - announcements by us of significant events, such as major sales, acquisitions of businesses or losses of major customers;
         - additions or departures of key personnel; and
         - sales of our equity securities.

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

OUR EXISTING SHAREHOLDERS WILL EXERCISE SIGNIFICANT CONTROL OVER INTRANET SOLUTIONS.

         Robert F. Olson, our President and Chief Executive Officer, holds approximately 22% of our outstanding common stock. Accordingly, Mr. Olson will be able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 25% of our common stock. These persons effectively control IntraNet Solutions and will be able to direct its affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company has issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

         In May 1999, the Company issued five-year warrants to purchase 17,120 shares of common stock at $6.56 for services performed by Andcor Companies, Inc. The warrants were valued at fair market value on the date of grant.

         In June 1999, the Company issued five-year warrants to purchase 4,000 shares of common stock at $8.44 for partial payment for a domain name from Christopher Reed. The warrants were valued at fair market value on the date of grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a.)     EXHIBITS

         NUMBER                           DESCRIPTION
         ------                           -----------

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

          4.3 Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to Exhibit 4.3 of the Registrant's registrations statement on Form S-3, No. 333-57181).

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

          11.1    Statement RE: Computation of Earnings per Common Share.

          21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

          27      Financial Data Schedule.


(B)      REPORTS ON FORM 8-K

         No Reports on Form 8-K have been filed for the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IntraNet Solutions, Inc.
                          ------------------------
                          (Registrant)

Date: August 16, 1999     By:   /s/ Robert F. Olson
                                -------------------
                                Robert F. Olson,
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date:  August 16, 1999    By:   /s/ Gregg A. Waldon
                                -------------------
                                Gregg A. Waldon
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         NUMBER                           DESCRIPTION
         ------                           -----------

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

          4.3 Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd Investments International, Ltd. (incorporated by reference to Exhibit 4.3 of the Registrant's registrations statement on Form S-3, No. 333-57181).

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

          10.28 Credit and Security Agreement, dated April 11, 1999, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.27 of Registrant's statement on Form S-1, File No. 333-77389).

          11.1    Statement RE: Computation of Earnings per Common Share.

          21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

          27      Financial Data Schedule.