Form 10-Q
period 1999-09-30
INTRANET SOLUTIONS INC
filed 1999-11-15
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 For the Transition Period from                    to              .
                                           -------------------   --------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 17,099,257 shares as of November 10, 1999.

                                      INDEX

                            INTRANET SOLUTIONS, INC.

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and September 30, 1999....................................3

          Consolidated Statements of Operations - Three and six months ended
          September 30, 1998 and 1999............................................................................4

          Consolidated Statements of Cash Flows - Six months ended
          September 30, 1998 and 1999............................................................................5

          Notes to Consolidated Financial Statements.............................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations......................................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................21


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.............................................................22

Item 4.   Submission of Matters to a Vote of Security-Holders...................................................22

Item 6.   Exhibits and Reports on Form 8-K......................................................................22

SIGNATURES......................................................................................................26


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            INTRANET SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                            MARCH 31,       SEPTEMBER 30,
                                                                                              1999               1999
ASSETS                                                                                   --------------     -------------
Current assets:
  Cash and cash equivalents...........................................................    $  2,177,042       $  3,261,601
  Short-term investments..............................................................               --        25,858,354
  Accounts receivable, net............................................................       3,994,519          4,942,582
  Current maturities of notes receivable..............................................         113,959             97,000
  Inventories.........................................................................         112,376            191,739
  Prepaid royalties...................................................................         391,579            687,278
  Prepaid expenses and other current assets...........................................         414,277            308,582
                                                                                          ------------       ------------
Total current assets..................................................................       7,203,752         35,347,136

Notes receivable, net of current maturities...........................................         105,448             52,244
Property and equipment, net...........................................................         918,137          1,371,573
Software licenses, net ...............................................................         236,331            191,304
Other ................................................................................              --            495,800
                                                                                          ------------       ------------
Total assets..........................................................................    $  8,463,668       $ 37,458,057
                                                                                          ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility...........................................................    $     421,685      $          --
  Current maturities of long-term obligations.........................................          622,246            195,551
  Accounts payable....................................................................          583,660            663,022
  Deferred revenues...................................................................          726,511          1,110,674
  Commissions payable.................................................................          230,228            322,205
  Deferred compensation ..............................................................          238,170             30,705
  Accrued acquisition costs ..........................................................               --          1,625,618
  Accrued expenses....................................................................          667,557            536,700
                                                                                          =============      =============
Total current liabilities.............................................................        3,490,057          4,484,475

Long-term obligations, net of current maturities......................................          107,782             35,768
Deferred revenue, net of current portion..............................................          146,944             55,694
                                                                                          -------------      -------------
Total liabilities.....................................................................        3,744,783          4,575,937
                                                                                          -------------      -------------

Commitments and contingencies ........................................................               --                 --

Shareholders' equity:
  Series A convertible preferred stock, $0.01 par value
        $5.00 stated value, 75,000 shares issued and outstanding at March 31,
        1999, none at September 30, 1999..............................................          333,969                 --
  Common stock, $0.01 par value, 12,450,736 and 16,912,382 shares issued and
        outstanding at March 31, 1999 and September 30, 1999, respectively............          124,507            169,124
  Additional paid-in capital..........................................................       17,254,923         46,890,832
  Accumulated deficit ................................................................      (12,994,514)       (14,177,836)
                                                                                          -------------      -------------
  Total shareholders' equity..........................................................        4,718,885         32,882,120
                                                                                          -------------      -------------
Total liabilities and shareholders' equity............................................    $   8,463,668      $  37,458,057
                                                                                          =============      =============

                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                          -------------------------------------------------------------------------
                                                                 1998              1999              1998              1999
                                                          -------------------------------------------------------------------------
Revenues:
 Product licenses........................................ $   2,115,283      $   3,548,554     $   3,390,956     $   7,023,595
 Services................................................       417,781          1,025,325           812,219         1,997,448
 Hardware integration and support........................     2,414,307                  --        5,629,621                 --
                                                          -------------      --------------    -------------     --------------
Total revenues...........................................     4,947,371          4,573,879         9,832,796          9,021,043
                                                          -------------      -------------     -------------     --------------

Cost of revenues:
 Product licenses........................................       143,175            401,059           280,207           725,167
 Services................................................       233,389            552,725           413,903           964,984
 Hardware integration and support........................     2,030,514                  --        4,600,683                 --
                                                          -------------      --------------    -------------     --------------
Total cost of revenues...................................     2,407,078            953,784         5,294,793          1,690,151
                                                          -------------      -------------     -------------     --------------

Gross profit.............................................     2,540,293          3,620,095         4,538,003          7,330,892
                                                          -------------      -------------     -------------     --------------

Operating expenses:
 Sales and marketing.....................................     1,516,715          2,054,156         2,804,188         3,995,460
 General and administrative..............................       871,217            863,290         1,625,907         1,777,557
 Research and development................................       553,294            575,054         1,057,836         1,146,933
 Acquisition costs.......................................            --          1,972,204                --         1,972,204
                                                          -------------      -------------     -------------     -------------
Total operating expenses.................................     2,941,226          5,464,704         5,487,931         8,892,154
                                                          -------------      -------------     -------------     -------------

Loss from operations.....................................      (400,933)        (1,844,609)         (949,928)       (1,561,262)

Other:
 Gain on sale of hardware integration unit...............       516,934                 --           516,934                --
 Interest income (expense), net .........................       (71,887)           360,891          (132,216)          394,194
                                                          --------------     -------------     --------------    -------------

Income (loss) from continuing operations.................        44,114         (1,483,718)         (565,210)       (1,167,068)

Discontinued operations:
  Loss on sale of distribution group.....................            --                 --          (111,103)               --
  Loss from operations of distribution group.............            --                 --          (410,361)               --
                                                          -------------      -------------     --------------    -------------

Net income (loss) .......................................        44,114         (1,483,718)       (1,086,674)       (1,167,068)

Preferred stock dividends and accretion..................        29,245                 --           632,279                --
                                                          -------------      -------------     -------------     -------------

Income (loss) attributable to common shareholders ....... $      14,869      $  (1,483,718)    $  (1,718,953)    $  (1,167,068)
                                                          =============      ==============    ==============    ==============

Income (loss) per common share - basic:
  Continuing operations.................................. $        0.00      $       (0.09)    $       (0.05)    $       (0.08)
  Net income (loss) ..................................... $        0.00      $       (0.09)    $       (0.10)    $       (0.08)
  Income (loss) attributable to common shareholders...... $        0.00      $       (0.09)    $       (0.17)    $       (0.08)

Income (loss) per common share - diluted:
  Continuing operations.................................. $        0.00      $       (0.09)    $       (0.05)    $       (0.08)
  Net income (loss) ..................................... $        0.00      $       (0.09)    $       (0.10)    $       (0.08)
  Income (loss) attributable to common shareholders...... $        0.00      $       (0.09)    $       (0.17)    $       (0.08)

Weighted average common shares outstanding - basic.......    10,417,378         16,695,444        10,356,393        15,087,877
Weighted average common shares outstanding - diluted.....    12,905,267         16,695,444        10,356,393        15,087,877

                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                           ------------------------------------
                                                                                                 1998              1999
                                                                                           ------------------------------------
OPERATING ACTIVITIES:
   Net loss............................................................................... $  (1,086,674)    $  (1,167,068)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization........................................................       198,301           331,969
     Gain on sale of hardware integration unit............................................      (516.934)               --
     Discontinued operations..............................................................       709,128                --
     Changes in operating assets and liabilities..........................................    (1,176,040)        1,135,987
   Other..................................................................................        16,186            13,186
                                                                                           -------------     -------------
   Net cash flows used in operating activities............................................    (1,856,033)          314,074
                                                                                           -------------     -------------

INVESTING ACTIVITIES:
   Purchases of short-term investments....................................................            --       (58,522,248)
   Maturities and sales of short-term investments.........................................            --        32,663,894
   Proceeds from note receivable..........................................................            --            70,163
   Purchases of fixed assets..............................................................      (267,992)         (764,892)
                                                                                           -------------     --------------
   Net cash used for investing activities.................................................      (267,992)      (26,553,083)
                                                                                           -------------     --------------

FINANCING ACTIVITIES:
   Net advances (repayments) from revolving credit facility...............................       (56,882)         (421,685)
   Payments on long-term obligations .....................................................      (475,319)         (676,890)
   Proceeds from long-term obligations ...................................................            --           100,000
   Issuance of preferred stock, net of offering expenses..................................     2,852,571                --
   Issuance of common stock, net of offering expenses.....................................            --        26,956,269
   Payment of dividends on preferred stock................................................       (60,224)               --
   Proceeds from stock options and warrants...............................................       355,217         2,027,534
   Other..................................................................................        65,748          (504,750)
                                                                                           -------------     --------------
   Net cash flows provided by financing activities........................................     2,681,111        27,480,478
                                                                                           -------------     -------------

Net increase in cash......................................................................       557,086         1,241,469
Cash and cash equivalents,  beginning of period...........................................     1,031,047         2,020,132
                                                                                           -------------     -------------
Cash and cash equivalents, end of period.................................................. $   1,588,133     $   3,261,061
                                                                                           =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for interest                                                                  $     180,330     $     115,804
   Cash paid for income taxes                                                                        987             4,287

NON-CASH TRANSACTIONS:
   Investments                                                                             $          --     $     159,800
   Prepaid assets                                                                                     --           300,000

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                                     $    (929,258)    $    (543,005)
   Inventories                                                                                    18,568           (83,889)
   Prepaid expenses and other current assets                                                    (179,748)         (176,540)
   Accounts payable                                                                             (357,990)          188,300
   Accrued expenses and other current liabilities                                                272,388         1,751,121
                                                                                           -------------     -------------
   Net changes in operating assets and liabilities                                         $  (1,176,040)    $   1,135,987
                                                                                           =============     =============

                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

          IntraNet Solutions, Inc., (the "Company") is a leading provider of Web-based content management solutions for intranet, extranet and Internet applications that offer customers the ability to rapidly access, manage and publish business data to the Web. IntraNet Solutions' Xpedio Content Management System is the industry's first single source, end-to-end content management solution. The Company's customers are primarily located throughout the United States and in Europe. In September 1999, the Company acquired InfoAccess, Inc. ("InfoAccess"), a Web-based software company in a transaction accounted for using the pooling-of-interests method. Accordingly, the financial information for the three and six month periods ended September 30, 1998 and 1999 has been restated to include the results of operations of InfoAccess for all periods
presented.   All share and per share amounts are also restated.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Revenue Recognition: The Company currently derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped, the fee is determinable and collectible, and no significant obligations remain related to implementation. Services revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

         Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

         Short-term Investments: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of September 30, 1999 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

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

         Reclassifications: Certain reclassifications have been made to the three and six month periods ending September 30, 1998 to conform with the presentation used in the September 30, 1999 financial statements. The reclassifications did not effect net loss or shareholders' equity as previously reported.

         Net Income (loss) per Common Share: The Company's basic net income
(loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three and six months periods ended September 30, 1999, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

3.     DISCONTINUED OPERATIONS

         During the quarter ended June 30, 1998, the Company sold substantially all of the remaining assets of its on-demand publishing operations, located in Phoenix, Arizona, for approximately $486,680. The sale price consisted substantially of the purchaser's assumption of liabilities. The Company incurred a loss on the sale of the related assets of $111,103.

4.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                            MARCH 31,          SEPTEMBER 30,
                                                                              1999                 1999
                                                                     -------------------    -------------------
Equipment and furniture                                              $         2,152,996    $         2,185,149
Leasehold improvements                                                            85,741                 88,386
Other                                                                             18,333                391,836
                                                                     -------------------    -------------------
                                                                               2,257,070              2,665,371
Less: accumulated depreciation                                                 1,338,933              1,293,798
                                                                     -------------------    -------------------
                                                                     $           918,137    $         1,371,573
                                                                     ===================    ===================

5.     SHAREHOLDERS' EQUITY

         Common stock offering: The Company consummated a common stock offering (the "Offering") on June 3, 1999, consisting of 3,230,000 shares of common stock at an $8.00 per share price to the public. The net proceeds of the Offering, after underwriting discounts, commissions and offering costs of approximately $2.3 million, was approximately $23.5 million. In July 1999, the underwriters' exercised their 15% over-allotment, resulting in the sale of an additional 484,500 shares of common stock. The net proceeds from the exercise of the over-allotment were approximately $3.6 million.

         Series A convertible preferred stock: During the year ended March 31, 1998, the Company issued $4.0 million of Series A 5% convertible preferred stock. The Company issued 800,000 units, each consisting of one share of $0.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock was convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarters ended June 30, 1998 and September 30, 1998, the Company paid $33,034 and $29,245, respectively, in preferred stock dividends. Pursuant to the terms of the Series A preferred stock, all shares remaining outstanding upon the completion of the Offering were converted into shares of common stock without further action of the holders.

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

6.     REVOLVING CREDIT FACILITY

         On April 1, 1999 the Company renewed its revolving credit agreement which provides for borrowings of up to $2.25 million, subject to the availability of assets securing the loan. Advances will be due on demand and accrue interest at the bank's lending rate plus 2.0%. The new agreement is due on demand and secured by substantially all the Company assets and requires the Company to meet various covenants including maintenance of minimum levels of net worth. The agreement automatically renews annually unless the Company provides 60 days notice to cancel or demand is made by the lender. In July 1999, the Company terminated the revolving line-of-credit facility.

7.     ACQUISITION

         On September 29, 1999, the Company completed its acquisition of InfoAccess, using the pooling-of-interests method of accounting. Each share of InfoAccess common stock outstanding at the time of the merger was converted into the right to receive 0.31230 shares of common stock of the Company in accordance with the merger agreement. An aggregate of 1,803,385 shares of common stock of the Company were issued in exchange for the 5,774,530 shares of common stock of InfoAccess outstanding at the time of the acquisition. In addition, the Company converted 1,237,830 outstanding options to purchase InfoAccess common stock into 386,548 options to acquire the Company's common stock, on substantially the same terms as the original option agreement, which reflects the exchange ratio adjustment of 0.31230 shares described above.

Condensed combining information of the Company and InfoAccess prior to the merger is as follows:

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                                   --------------------    ------------------
REVENUE:
    IntraNet Solutions, Inc.                                       $         3,666,737     $        7,169,814
    InfoAccess, Inc.                                                           907,142              1,851,229
                                                                   --------------------    ------------------
        Total revenue                                              $         4,573,879     $        9,021,043
                                                                   ====================    ==================

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                                   ------------------      ------------------
NET INCOME (LOSS):
    IntraNet Solutions, Inc.                                       $          (738,727)    $         (619,767)
    InfoAccess, Inc.                                                          (744,991)              (547,301)
                                                                   --------------------    -------------------
        Net income (loss)                                          $        (1,483,718)    $       (1,167,068)
                                                                   ====================    ===================


         The net losses for each period include one-time acquisition costs totaling approximately $2 million. The above information, for the three and six months ended September 30, 1999, in the opinion of management materially represents the activity of the individual companies prior to the merger.

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

OVERVIEW

                  IntraNet Solutions, Inc., is a leading provider of Web-based content management solutions for intranet, extranet and Internet applications that offers customers the ability to rapidly access, manage and publish business data to the Web. The company responsible for developing our current business was founded in 1990. In July 1996, it merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. The name of the entity surviving this merger was changed to IntraNet Solutions, Inc. Following the merger, our business included intranet document and content management software, on-demand publishing and hardware integration services. In September 1999, the Company acquired InfoAccess, Inc., a Web-based software company, in a transaction accounted for using the pooling-of-interests method.

         Our experience in assisting organizations in managing their documents and other unstructured data led us to identify the need for a comprehensive solution for accessing, managing and publishing content in a Web environment. In fiscal 1997, we launched our first Web-based software product currently known as Intra.doc!. We incorporated a Java server architecture with Intra.doc! Version
3.0 in January 1998 and began shipping Intra.doc! Version 3.5, which provided an enhanced enterprise-scaleable solution, in September 1998. In order to focus our resources exclusively on developing and marketing Web-based document and content management solutions, we have disposed of our other businesses. In mid-1998, we completed the final sale of substantially all of our on-demand publishing assets, and we sold our hardware integration operations in late 1998. Since October 1998, we have focused exclusively on developing and marketing Web-based solutions for accessing, managing and publishing content. Accordingly, certain reclassifications have been made to the categories of revenues and cost of revenues presented in the three and six month periods ended September 30, 1998 financial statements to conform with the presentation used in the September 30, 1999 financial statements. These reclassifications had no effect on losses from continuing operations or net losses as previously reported. In September 1999 we acquired InfoAccess, a web-based software Company in a transaction accounted for using the pooling-of-interest method, which further enhanced our ability to publish business data to the Web. Accordingly, the financial information for the three and six month periods ended September 30, 1998 and 1999 has been restated to include the results of operations of InfoAccess for all periods presented. All share and per share amounts are also restated.

         We currently derive all of our revenues from licenses of our suite of products and related services. Revenues are recognized on product licenses when a purchase order has been received, the product has been shipped and no significant obligations remain related to implementation. Services revenues consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

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

         Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of approximately $14.2 million at September 30, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will achieve or sustain revenue growth or profitability.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Total revenues decreased by $373,000, or 8%, to $4.6 million for the three months ended September 30, 1999 from $4.9 million for the three months ended September 30, 1998. This decrease resulted from the sale of our hardware integration business, partially offset by increased revenues for product licenses.

         Product Licenses. Revenues for product licenses increased by $1.4 million, or 68%, to $3.5 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998. The growth in revenues for product licenses was attributable to the expansion of our customer base and increased sales to existing customers.

         Services. Revenues for services increased by $608,000, or 145%, to $1.0 million for the three months ended September 30, 1999 from $418,000 for the three months ended September 30, 1998. The increase in revenues for services was primarily attributable to a larger installed base of products and the associated maintenance contracts.

         Hardware Integration and Support. Revenues for hardware integration and support decreased by $2.4 million, or 100%, to zero for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in revenues for hardware integration was due to the sale of the hardware integration business during the quarter ended September 30, 1998.

Cost of Revenues and Gross Profit

         Total cost of revenues decreased by $1.5 million, or 60%, to $954,000 for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. Total cost of revenues as a percentage of total revenues was 21% for the three months ended September 30, 1999 compared to 49% for the three months ended September 30, 1998. Gross profit increased by $1.1 million, or 43%, to $3.6 million for the three months ended September 30, 1999 from $2.5 million for the three months ended September 30, 1998. Total gross profit as a percentage of total revenues was 79% for the three months ended September 30, 1999 compared to 51% for the three months ended September 30, 1998. The increase in gross profit was primarily attributable to a shift in product mix from hardware integration and support to product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $258,000, or 180%, to $401,000 for the three months ended September 30, 1999 from $143,000 for the three months ended September 30, 1998. Gross profit as a percentage of revenues for product licenses was 89% for the three months ended September 30, 1999 compared to 93% for the three months ended September 30, 1998. The fluctuations of the gross profit between quarters is due primarily to the product mix of servers and modules.

         Services. Cost of revenues for services increased by $319,000, or 137%, to $553,000 for the three months ended September 30, 1999 from $234,000 for the three months ended September 30, 1998. Gross profit as a percentage of revenues for services was 46% for the three months ended September 30, 1999 compared to 44% for the three months ended September 30, 1998.

         Hardware Integration and Support. Cost of revenues for hardware integration and support decreased by $2.0 million, or 100%, to zero for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998. The decrease in cost of revenues for hardware integration and support was due to the sale of the hardware integration and support business during the quarter ended September 30, 1998.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased by $537,000, or 35%, to $2.1 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Sales and marketing expenses as a percentage of total revenues were 45% for the three months ended September 30, 1999 compared to 31% for the three months ended September 30, 1998. Sales and marketing expenses increased as a percentage of total revenues primarily due to decreased revenues for hardware integration and support, combined with increased staffing and marketing expenses for advertising, public relations and trade shows supporting our suite of products. The increase was partially offset by decreased sales and marketing expenses related to hardware integration and support programs.

         General and Administrative. General and administrative expenses decreased by $8,000, or 1%, to $863,000 for the three months ended September 30, 1999 from $871,000 for the three months ended

September 30, 1998. General and administrative expenses as a percentage of total revenues were 19% for the three months ended September 30, 1999 compared to 18% for the three months ended September 30, 1998.

         Research and Development. Research and development expenses increased by $22,000, or 4%, to $575,000 for the three months ended September 30, 1999 from $553,000 for the three months ended September 30, 1998. Research and development expenses as a percentage of total revenue were 13% for the three months ended September 30, 1999 compared to 11% for the three months ended September 30, 1998. The increase in research and development expenses was primarily due to increases in staffing and related costs required to support our continued emphasis on product enhancements, partially offset by decreased expenses related to our hardware integration operations.

          Acquisition costs. Acquisition costs of $2 million consisted primarily of financial advisory, legal, accounting, and other costs of combining operations of the separate companies for the three months ended September 30, 1999.

Interest Income (Expense)

         Interest income was $361,000 for the three months ended September 30, 1999 compared to interest expense of $72,000 for the three months ended September 30, 1998. Interest income for the three months ended September 30, 1999 was due primarily to the short-term investments purchased with the proceeds received from the follow-on public stock offering completed in June 1999. Interest expense for the three months ended September 30, 1998 was due to the balance maintained on our revolving line-of-credit.

Discontinued Operations

         Total losses on discontinued operations were zero for the three months periods ended September 30, 1999 and September 30, 1998. The three months ended June 30, 1998 was the final quarter for which discontinued operations relating to our on-demand publishing group were reported.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Total revenues decreased by $812,000, or 8%, to $9.0 million for the six months ended September 30, 1999 from $9.8 million for the six months ended September 30, 1998. This decrease related primarily to the sale of our hardware integration business, partially offset by increased revenues for product licenses.

         Product Licenses. Revenues for product licenses increased by $3.6 million, or 107%, to $7.0 million for the six months ended September 30, 1999 from $3.4 million for the six months ended September 30, 1998. The growth in revenues for product licenses was attributable to the expansion of our customer base and increased sales to existing customers.

         Services. Revenues for services increased by $1.2 million, or 146%, to $2.0 million for the six months ended September 30, 1999 from $812,000 for the six months ended September 30, 1998. The increase in revenues for services was primarily attributable to a larger installed base of products and the associated maintenance contracts.

         Hardware Integration and Support. Revenues for hardware integration and support decreased by $5.6 million, or 100%, to zero for the six months ended September 30, 1999 from $5.6 million for the six months ended September 30, 1998. The decrease in revenues for hardware integration was due to the sale of the hardware integration business during the quarter ended September 30, 1998.

Cost of Revenues and Gross Profit

         Total cost of revenues decreased by $3.6 million, or 68%, to $1.7 million for the six months ended September 30, 1999 from $5.3 million for the six months ended September 30, 1998. Total cost of revenues as a percentage of total revenues was 19% for the six months ended September 30, 1999 compared to 54% for the six months ended September 30, 1998. Gross profit increased by $2.8 million, or 62%, to $7.3 million for the six months ended September 30, 1999 from $4.5 million for the six months ended September 30, 1998. Total gross profit as a percentage of total revenues was 81% for the six months ended September 30, 1999 compared to 46% for the six months ended September 30, 1998. The increase in gross profit was primarily attributable to a shift in product mix from hardware integration and support to product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $445,000, or 159%, to $725,000 for the six months ended September 30, 1999 from $280,000 for the six months ended September 30, 1998. Gross profit as a percentage of revenues for product licenses was 90% for the six months ended September 30, 1999 compared to 92% for the six months ended September 30, 1998.

         Services. Cost of revenues for services increased by $551,000, or 133%, to $965,000 for the six months ended September 30, 1999 from $414,000 for the six months ended September 30, 1998. Gross profit as a percentage of revenues for services was 52% for the six months ended September 30, 1999 compared to 49% for the six months ended September 30, 1998.

         Hardware Integration and Support. Cost of revenues for hardware integration and support decreased by $4.6 million, or 100%, to zero for the six months ended September 30, 1999 from $4.6 million for the six months ended September 30, 1998. The decrease in cost of revenues for hardware integration and support was due to the sale of the hardware integration and support business during the quarter ended September 30, 1998.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased by $1.2 million, or 42%, to $4.0 million for the six months ended September 30, 1999 from $2.8 million for the six months ended September 30, 1998. Sales and marketing expenses as a percentage of total revenues were 44% for the six months ended September 30, 1999 compared to 29% for the six months ended September 30, 1998. Sales and marketing expenses increased as a percentage of total revenues primarily due to decreased revenues for hardware integration and support, combined with increased staffing and marketing expenses for advertising, public relations and trade shows supporting our suite of products. The increase was partially offset by decreased sales and marketing expenses related to hardware integration and support programs.

         General and Administrative. General and administrative expenses increased by $152,000, or 9%, to $1.8 million for the six months ended September 30, 1999 from $1.6 million for the six months ended September 30, 1998. General and administrative expenses as a percentage of total revenues were 20% for the six months ended September 30, 1999 compared to 17% for the six months ended September 30, 1998.

         Research and Development. Research and development expenses increased by $89,000, or 8%, to $1.1 million for the six months ended September 30, 1999 from $1.0 million for the six months ended September 30, 1998. Research and development expenses as a percentage of total revenue were 13% for the six months ended September 30, 1999 compared to 11% for the six months ended September 30, 1998. The increase in research and development expenses was primarily due to increases in staffing and related costs required to support our continued emphasis on product enhancements, partially offset by decreased expenses related to our hardware integration operations.

         Acquisition costs. Acquisition costs of $2 million consisted primarily of financial advisory, legal, accounting, and other costs of combining operations of the separate companies for the six months ended September 30, 1999.

Interest Income (Expense)

         Interest income was $394,000 for the six months ended September 30, 1999 compared to interest expense of $132,000 for the six months ended September 30, 1998. Interest income for the six months ended September 30, 1999 was due primarily to the short-term investments purchased with the proceeds received from the follow-on public stock offering completed in June 1999. Interest expense for the six months ended September 30, 1998 was due to the balance maintained on our revolving line-of-credit.

Discontinued Operations

         Total losses on discontinued operations was zero for the six months ended September 30, 1999 compared to $521,000 for the six months ended September 30, 1998. The three months ended June 30, 1998 was the final period for which discontinued operations were reported.

 LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital and term loans from banking institutions, private placement and public offerings of debt and equity securities and proceeds from the sale of assets related to prior lines of business. Net cash provided by operating activities was $ 114,000 for the six months ended September 30, 1999, compared to net cash used in operating activities of $1.9 million for the six months ended September 30, 1998.

         To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the six months ended September 30, 1999 and 1998 were $765,000 and $268,000, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At September 30, 1999, we did not have any material commitments for capital expenditures.

         As of September 30, 1999, we had $3.3 million in cash and cash equivalents and $31 million in working capital. Net cash provided by financing activities was $27.5 million for the six months ended September 30, 1999 and $2.7 million for the six months ended September 30, 1998. In June 1999, the Company consummated a common stock offering to the public which raised approximatley $23.5 million, net of offering costs of approximately $2.3 million. In July 1999, the underwriters exercised their 15% over-allotment, raising additional proceeds of approximately $3.6 million. In July 1999, we closed our revolving line-of-credit facility with Diversified Business Credit, Inc.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

 This Form 10-Q for the second quarter and six months ended September 30, 1999 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 1999 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE INFOACCESS WITH OUR OPERATIONS.

         On September 29, 1999, InfoAccess became a wholly-owned subsidiary in a transaction accounted for as a pooling-of-interests. We are currently integrating the business and products of InfoAccess with our existing business and products. We may incur unanticipated costs in the course of this integration. In addition, integration of InfoAccess with our operations involves the following risks:

         - Failure to develop complementary product offerings and marketing strategies;
         - Failure to maintain the customer relationships of InfoAccess;
         - Failure to retain the employees of InfoAccess;

         - Failure to coordinate product development efforts; and
         - Diversion of management's time and attention from other aspects of our business.

         We cannot be sure that we will be successful in integrating the business and products of InfoAccess with our business and products. If we are not, our business, operating results and financial condition may be materially adversely affected.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR SUITE OF PRODUCTS FOR OUR REVENUES.

         We currently derive much of our revenues from product licenses and services associated with our software products. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products.

We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

WE MAY REQUIRE ADDITIONAL FINANCING.

         If we cannot raise funds as needed on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or anticipated requirements, all of which may have a material adverse effect on our business, operating results and financial condition. We expect the net proceeds of approximately $27.1 million from our recent offering of common stock to meet our capital requirements for at least the next 12 months. After that time, we may need to raise additional funds. We cannot be certain that we will be able to do so on favorable terms, if at all. Further, if we issue equity securities, our shareholders may experience additional dilution.

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

         We rely on trade secret protection, confidentiality procedures and contractual provisions to protect our proprietary information. Despite our attempts to protect our confidential and proprietary information, others may gain access to this information. Alternatively, other companies may independently develop substantially equivalent information. IntraNet Solutions has been issued trademarks for the Intra.doc! mark and the IntraNet Solutions mark and has applied for trademark registration for the following marks:
Document Refinery, Web Refinery and Web Vault. InfoAccess has been issued trademarks for the InfoAccess mark, the HTML Transit mark, and the Transit Central mark.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's market risk for such items as investments, debt, and foreign currency transactions is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company has issued the following equity securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

       On September 29, 1999, the Company completed its acquisition of InfoAccess, Inc. using the pooling-of-interests method of accounting. An aggregate of 1,803,385 shares of common stock of the Company were issued in the acquisition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       On September 22, 1999, the Company held its Annual Meeting of the Shareholders to consider and vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

                                                                                        BROKER
                    PROPOSAL                          IN FAVOR       AGAINST  ABSTAIN  NON VOTES
1.       Election of Directors:                                                           --
         Robert F. Olson                              13,222,868      54,574      0       --
         Gregg A. Waldon                              13,222,118      55,324      0       --
         Ronald E. Eibensteiner                       13,221,618      55,824      0       --
         Kenneth H. Holec                             13,222,868      54,574      0       --
         Steven C. Waldron                            13,222,868      54,574      0       --

2.       Adoption of the IntraNet Solutions,
         Inc. Employee Stock Purchase Plan
         and reservation of 750,000 shares for
         issuance thereunder.                         12,796,044     206,868   93,847  180,683

3.       Approval of Amendment to Articles of
         Incorporation to increase the number
         of shares of capital stock issuable by
         the Company to 50,000,000.                   12,034,224   1,173,534   69,684     0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(a.)      EXHIBITS


                NUMBER                   DESCRIPTION
                ------                   -----------
                   3.1Amended and Restated Articles of Incorporation
                           (incorporated by reference to Exhibit 3.1 of the
                           Registrant's registration statement on Form SB-2,
                           File No. 333-14175).
                   3.2Bylaws (incorporated by reference to Exhibit A of the
                           Registrant's registration statement on Definitive
                           Proxy Statement Schedule 14A filed with the
                           Securities and Exchange Commission July 22, 1997,
                           File No. 0-19817).
                   3.3Articles of Amendment to Articles of Incorporation, as
                           dated June 20, 1997 (incorporated by reference to
                           Exhibit 3.3 of the Registrant's Form 10-KSB for the
                           fiscal year ended March 31, 1997).
                   4.1Certificate of Designation of Series B Preferred Stock
                           (incorporated by reference of Exhibit 4.1 of the
                           Registrant's registration statement on Form S-3, File
                           No. 333-57181).
                   4.2Securities Purchase Agreement, dated May 6, 1998, by and among the Registrant, Stark International and
                           Shepherd Investments International, Ltd.
                           (incorporated by reference to Exhibit 4.2 of the
                           Registrant's registration statement on Form S-3, File
                           No. 333-57181).
                   4.3Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and
                           Shepherd Investments International, Ltd.
                           (incorporated by reference to Exhibit 4.3 of the
                           Registrant's registrations statement on Form S-3, No.
                           333-57181).

                   4.4Certificate of Designation of Series A convertible
                           preferred stock (incorporated by reference to Exhibit
                           3 (i) (A) of the Registrant's Form 10QSB for the three months ended June 30, 1997).

                   4.5Form of Stock Purchase Warrant issued to purchases of
                           units containing the Registrant's Series A convertible preferred stock and Stock Purchase
                           Warrants (incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-QSB for the three months ended June 30, 1997).

                   4.6Form of Registration Rights Agreement entered into by and between the Registrant and purchasers of units containing the Registrant's Series A convertible preferred stock and Stock Purchase Warrants
                           (incorporated by reference to Exhibit 10.1
                           Registrant's Form 10-QSB for the three months ended
                           June 30, 1997).

                                       22


                   10.1Lease Agreement dated, April 24, 1996, by and between
                           CSM Investors, Inc. and Registrant (incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form SB-2, File No.
                           333-14175).

                   10.2Credit and Security Agreement, dated March 14, 1995,
                           by and between Diversified Business Credit, Inc. and the Registrant (incorporated by reference to Exhibit
                           10.2 of the Registrant's registration statement on Form SB-2, file No. 333-14175).

                   10.3Term Loan supplement to Credit Agreement, dated March 14,
                           1995, by and between the Registrant and Diversified
                           Business Credit, Inc. (incorporated by reference to
                           Exhibit 10.3 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

                   10.4IntraNet Solutions, Inc. 1994-1997 Stock Option and
                           Compensation Plan (incorporated by reference to Exhibit 10.4 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

                   10.5Employment Agreement, dated July 30, 1996, by and
                           between the Registrant and Robert F. Olson
                           (incorporated by reference to Exhibit 10.5 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

                   10.6Employment Agreement, dated July 30, 1996, by and
                           between the Registrant and Jeffrey J. Sjobeck
                           (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.7Promissory Note, dated December 23, 1996, made by the
                           Registrant in favor of Circle F. Ventures, LLC
                           (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.8Amendment, dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Circle F Ventures, LLC dated December 23, 1996 (incorporated by reference to Exhibit 10.8 of the Registrant's Form
                           10KSB for the fiscal year ended March 31, 1997).

                   10.9Lease Agreement dated April 22, 1998, by and between
                           Lake Corporate Center LLC and the Registrant
                           (incorporated by reference to Exhibit 10.9 of the Registrant's registration statement on Form 10-KSB for the fiscal year ended March 31, 1998).

                   10.10Stock Purchase Warrant Agreement, dated December 23,
                           1996, by and between the Company and Circle F.
                           Ventures, LLC (incorporated by reference to Exhibit
                           10.10 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

                   10.11Security Agreement, dated December 23, 1996, by and
                           between the Registrant and Circle F. Ventures, LLC
                           (incorporated by reference to Exhibit 10.11 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.12Subordination Agreement, dated December 23, 1996, by and between the Registrant Diversified Business Credit,
                           Inc. and Circle F. Ventures, LLC (incorporated by reference to Exhibit 10.12 of the Registrant's Form
                           10-KSB for the fiscal year ended March 31, 1997).

                   10.13Promissory Note, dated March 18, 1997, made by the
                           Registrant in favor of Circle F Ventures, LLC
                           (incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.14Sublease Agreement, dated April 22, 1998, by and between
                           CSM Investors, Inc., Digital River, Inc. and the
                           Registrant (incorporated by reference to Exhibit
                           10.14 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).


                   10.15Stock Purchase Warrant Agreement, dated March 18, 1997, by and between the Registrant and Circle F Ventures, LLC (incorporated by reference to Exhibit 10.15 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

                   10.16Schedule identifying certain material details of
                           documents substantially identical to those set forth in Exhibits 10.17, 10.18, 10.19 and 10.20
                           (incorporated by reference to Exhibit 10.16 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.17Promissory Note, dated December 20, 1996, made by the
                           Registrant in favor of Rita M. Olson (incorporated to
                           Exhibit 10.17 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

                   10.18Amendment, dated March 4, 1997, to the Promissory
                           Note made by the Registrant in favor of Rita M. Olson dated December 20, 1996 (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10KSB for the fiscal year ended March 31, 1997).

                   10.19Amendment, dated June 5, 1997, by and between the
                           Registrant and Rita M. Olson dated December 20, 1996
                           (incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.20Stock Purchase Warrant Agreement, dated December 20,
                           1996, by and between the Registrant and Rita M. Olson
                           (incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-KSB for the fiscal year ended
                           March 31, 1997).

                   10.21Note Conversion and Subscription Agreement, dated
                           June 6, 1997, by and between the Registrant and Rita
                           M. Olson (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

                   10.22Note Conversion and Subscription Agreement, dated
                           June 6, 1997, by and between the Registrant and Wayne
                           W. Mills (incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1997).

                   10.23Asset Purchase Agreement, dated as of March 30, 1998, by and among Midwest Graphics & Response Systems,
                           Inc., Stephen M. Krenz, and IntraNet Distribution
                           Group, Inc. (incorporated by reference to Exhibit
                           10.23 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

                   10.24Asset Purchase Agreement, dated August 13, 1998, by
                           and among Intranet Solutions, Inc., IntraNet
                           Distribution Group, Inc, and Communication
                           Connections, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-QSB for the three months ended September 30, 1998).

                   10.25Asset Purchase Agreement, dated effective as of
                           September 30, 1998, by and between Osage Systems
                           Group, Inc., Osage Systems Group Minneapolis, Inc.
                           and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form
                           10-QSB for the three months ended September 30,
                           1998).

                   10.26Employment Agreement, dated April 1, 1999, by and
                           between the Registrant and Gregg A. Waldon.
                           (incorporated by reference to Exhibit 10.26 of the Registrant's statement on Form S-1, File No.
                           333-77389).

                   10.27Credit and Security Agreement, dated April 11, 1999, by and between the Registrant and Diversified Business
                           Credit, Inc. (incorporated by reference to Exhibit
                           10.27 of Registrant's statement on Form S-1, File No.
                           333-77389).

                   10.28InfoAccess, Inc. 1990 Stock Option Plan, as amended
                           September 29, 1999 (incorporated by reference to
                           Exhibit 99.1 of Registrant's statement on Form S-8,
                           File No. 333-90843)

                   10.29InfoAccess, Inc. 1995 Stock Option Plan, as amended
                           September 29, 1999 (incorporated by reference to
                           Exhibit 99.2 of Registrant's statement on Form S-8,
                           File No. 333-90843)

                   10.30Employment Agreement, dated August 1, 1999, by and
                           between the Registrant and Robert F. Olson.

                   10.31IntraNet Solutions, Inc. 1999 Employee Stock Option and
                           compensation Plan.

                   11.1Statement RE: Computation of Earnings per Common Share.

                   21Subsidiaries of Registrant (incorporated by reference to
                           Exhibit 21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

                   27.1Financial Data Schedule for six months ended September
                           30, 1999.

                   27.2Financial Data Schedules (restated) for the six months ended September 30, 1998.


(b)  REPORTS ON FORM 8-K

         Two reports on Form 8-k have filed for the quarter ended September 30, 1999 relating to the acquisition of InfoAccess, Inc.

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


                                  IntraNet Solutions, Inc.
                                  ------------------------
                                  (Registrant)

Date: November 15, 1999            By:   /s/ Robert F. Olson
                                         -------------------
                                         Robert F. Olson,
                                         Chairman, President and Chief Executive
                                         Officer
                                         (Principal Executive Officer)


Date:  November 15, 1999           By:  /s/ Gregg A. Waldon
                                        -------------------
                                        Gregg A. Waldon
                                        Chief Financial Officer, Secretary and
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)