Form 10-Q
period 1999-12-31
INTRANET SOLUTIONS INC
filed 2000-02-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 1999.
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                        to
                               ----------------------     ---------------------


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
        (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
       filing requirements for the past 90 days. Yes   X      No
                                                    --------    --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 17,652,821 shares as of February 10, 2000.

                                      INDEX

                            INTRANET SOLUTIONS, INC.




                                                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 1999...........................3

          Condensed Consolidated Statements of Operations - Three and nine months ended
          December 31, 1999 and 1998.............................................................................4

          Condensed Consolidated Statements of Cash Flows - Nine months ended
          December 31, 1999 and 1998.............................................................................5

          Notes to Consolidated Financial Statements.............................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.......................................................8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................................20


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.............................................................20

Item 4.   Submission of Matters to a Vote of Security Holders...................................................20

Item 6.   Exhibits and Reports on Form 8-K......................................................................20

SIGNATURES......................................................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                            INTRANET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    DEC. 31,          MAR. 31,
                                                                                      1999              1999
                                                                                   ------------     -------------
                                                                                            (unaudited)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents....................................................    $  4,004           $ 2,177
    Short-term investments.......................................................      25,224               --
    Accounts receivable, net.....................................................       6,235             3,995
    Current maturities of notes receivable.......................................          97               114
    Inventories..................................................................         217               112
    Prepaid royalties............................................................         440               392
    Prepaid expenses and other current assets....................................         427               414
                                                                                   ------------     -------------
        Total current assets.....................................................      36,644             7,204

    Notes receivable, net of current maturities..................................          52               106
    Property and equipment, net..................................................       1,375               918
    Software licenses, net ......................................................         176               236
    Other investments............................................................         673               --
                                                                                   ------------     -------------
        Total assets.............................................................    $ 38,920           $ 8,464
                                                                                   ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving credit facility....................................................    $    --            $   422
    Current maturities of long-term obligations..................................         176               622
    Accounts payable.............................................................         465               584
    Deferred revenues............................................................         935               727
    Commissions payable..........................................................         494               230
    Deferred compensation .......................................................         --                238
    Accrued expenses.............................................................         656               667
                                                                                   ------------     -------------
      Total current liabilities..................................................       2,726             3,490


    Long-term obligations, net of current maturities.............................           4               108
    Deferred revenue, net of current portion.....................................          40               147
                                                                                   ------------     -------------
        Total liabilities........................................................       2,770             3,745
                                                                                   ------------     -------------

SHAREHOLDERS' EQUITY:
  Series A convertible preferred stock, $0.01 par value
    $5.00 stated value, 75,000 shares issued and outstanding at March 31,
    1999, none at December 31, 1999..............................................         --                334
  Common stock, $0.01 par value, 17,449,698 and 12,450,736 shares issued and
    outstanding at December 31, 1999 and March 31, 1999, respectively............         174               124
  Additional paid-in capital.....................................................      49,538            17,255
  Accumulated deficit ...........................................................     (13,553)          (12,994)
                                                                                   ------------     -------------
    Total shareholders' equity...................................................      36,150             4,719
                                                                                   ------------     -------------

    Total liabilities and shareholders' equity...................................    $ 38,920           $ 8,464
                                                                                   ============     =============


                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 -------------------------------   ------------------------------
                                                                   DEC. 31,         DEC. 31,         DEC. 31,         DEC. 31,
                                                                     1999             1998             1999             1998
                                                                 --------------   --------------   -------------    -------------
                                                                          (unaudited)                       (unaudited)


REVENUES:
  Product licenses..............................................     $   4,671        $  2,733      $   11,695        $   6,165
  Services......................................................         1,159             551           3,156            1,171
  Hardware integration and support..............................           --              --              --             5,630
                                                                 --------------   --------------   -------------    -------------
    Total revenues..............................................         5,830           3,284          14,851           12,966

COST OF REVENUES:
  Product licenses..............................................           510             262           1,235              616
  Services......................................................           568             336           1,533              704
  Hardware integration and support..............................           --              --              --             4,601
                                                                 --------------   --------------   -------------    -------------
    Total cost of revenues......................................         1,078             598           2,768            5,921
                                                                 --------------   --------------   -------------    -------------
    Gross profit................................................         4,752           2,686          12,083            7,045

OPERATING EXPENSES:
  Sales and marketing...........................................         2,741           1,522           6,736            4,187
  General and administrative....................................         1,052             904           2,829            2,443
  Research and development......................................           731             555           1,879            1,609
  Acquisition costs.............................................           --              --            1,972              ---
                                                                 --------------   --------------   -------------    -------------
   Total operating expenses.....................................         4,524           2,981          13,416            8,289
                                                                 --------------   --------------   -------------    -------------
  Income (loss) from operations.................................           228            (295)         (1,333)          (1,194)

OTHER INCOME (EXPENSE):
  Gain on sale of hardware integration unit.....................           --              --              --               517
  Interest income (expense), net ...............................           380             (64)            774             (143)
                                                                 --------------   --------------   -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS........................           608            (359)           (559)            (820)

DISCONTINUED OPERATIONS:
  Loss on sale of distribution group............................           --              --              --              (111)
  Loss from operations of distribution group....................           --              --              --              (410)
                                                                 --------------   --------------   -------------    -------------

NET INCOME (LOSS) ..............................................           608            (359)           (559)          (1,341)

Preferred stock dividends and accretion.........................           --               80             --               712
                                                                 --------------   --------------   -------------    -------------

Income (loss) attributable to common shareholders ..............     $     608        $   (439)       $   (559)        $ (2,053)
                                                                 ==============   ==============   =============    =============

EARNINGS PER SHARE - BASIC:
  Income (loss) from continuing operations per common share.....     $    0.04        $  (0.03)       $  (0.04)        $  (0.08)
  Net income (loss) per common share ...........................     $    0.04        $  (0.03)       $  (0.04)        $  (0.12)
  Income (loss) attributable to common shareholders per common
  share.........................................................     $    0.04        $  (0.04)       $  (0.04)        $  (0.19)

EARNINGS PER SHARE - DILUTED:
  Income (loss) from continuing operations per common share.....     $    0.03        $  (0.03)       $  (0.04)        $  (0.08)
  Net income (loss) per common share ...........................     $    0.03        $  (0.03)       $  (0.04)        $  (0.12)
  Income (loss) attributable to common shareholders per common
  share.........................................................     $    0.03        $  (0.04)       $  (0.04)        $  (0.19)

WEIGHTED AVERAGE SHARES - BASIC.................................        17,123          11,511          15,859           10,742
WEIGHTED AVERAGE SHARES - DILUTED...............................        19,608          11,511          15,859           10,742



                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                 NINE MONTHS ENDED
                                                                                           ------------------------------
                                                                                             DEC. 31,        DEC. 31,
                                                                                               1999            1998
                                                                                           -------------   --------------
                                                                                                    (unaudited)

OPERATING ACTIVITIES:
    Net loss..............................................................................   $    (559)        $ (1,341)
Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation, amortization and other non-cash charges.................................         531              470
    Gain on sale of hardware integration unit.............................................         --              (517)
    Discontinued operations...............................................................         --               709
    Changes in operating assets and liabilities...........................................      (2,409)            (306)
    Other.................................................................................         247               54
                                                                                           -------------   --------------
        Net cash flows used in operating activities.......................................      (2,190)            (931)
                                                                                           -------------   --------------

INVESTING ACTIVITIES:
    Purchases of short-term investments...................................................    (148,518)              --
    Maturities and sales of short-term investments........................................      123,294              --
    Proceeds from note receivable.........................................................           71              46

    Purchases of property and equipment...................................................        (946)            (372)
    Other investments.....................................................................        (673)              --
                                                                                           -------------   --------------
        Net cash flows used in investing activities.......................................     (26,772)             326
                                                                                           -------------   --------------
FINANCING ACTIVITIES:
    Net advances (repayments) from revolving credit facility..............................        (422)            (600)
    Payments on long-term obligations ....................................................        (650)            (884)
    Proceeds from long-term obligations ..................................................         100              --

    Issuance of preferred stock, net of offering expenses.................................          --            2,853
    Issuance of common stock, net of offering expenses....................................      26,956              --
    Payment of dividends on preferred stock...............................................          --             (129)
    Proceeds from stock options and warrants..............................................       4,761              620
    Other.................................................................................          44               20
                                                                                           -------------   --------------
        Net cash flows used by financing activities.......................................      30,789            1,880
                                                                                           -------------   --------------

    Net increase in cash..................................................................       1,827              623
    Cash and cash equivalents, beginning of period........................................       2,177            1,162
                                                                                           -------------   --------------
    Cash and cash equivalents, end of period..............................................   $   4,004         $  1,785
                                                                                           -------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid for interest................................................................   $     116         $     88
    Cash paid for income taxes............................................................           8                5

NON-CASH TRANSACTIONS:
   Warrants issued as deferred financing cost.............................................   $      --         $    200
   Investment through issuance of software license........................................         160               --
   Issuance of stock as advance royalty...................................................          --              120
   Property and equipment.................................................................          26               --
   Sale of software for prepaid royalties.................................................         300               --


DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable..................................................................    $  (2,240)        $  1,461
    Inventories..........................................................................         (105)             150
    Prepaid expenses and other current assets............................................          (61)             (71)
    Accounts payable.....................................................................         (119)          (2,366)
    Accrued expenses and other current liabilities.......................................          116              520
                                                                                           -------------   --------------
       Net change in operating assets and liabilities.....................................   $ ( 2,409)        $   (306)
                                                                                           =============   ==============

                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF THE BUSINESS

         IntraNet Solutions, Inc., (the "Company") is a leading provider of Web-based content management solutions for intranet, extranet and Internet applications that offer customers the ability to rapidly access, manage and publish business data to the Web. IntraNet Solutions' Xpedio Content Management System is the industry's first single source, end-to-end content management solution. The Company's customers are primarily located throughout the United States and in Europe. In September 1999, the Company acquired InfoAccess, Inc. ("InfoAccess"), a Web-based software company in a transaction accounted for using the pooling-of-interests method. Accordingly, the financial information for periods prior to September 30, 1999 has been restated to include the results of operations of InfoAccess. All share and per share amounts are also restated.

2.     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the three months and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results for the full year.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

         Short-term Investments: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of December 31, 1999 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

         Reclassifications: Certain reclassifications have been made to the three and nine month periods ending December 31, 1998 to conform with the presentation used in the December 31, 1999 financial statements. The reclassifications did not effect net loss or shareholders' equity as previously reported.

         Net Income (loss) per Common Share: The Company's basic net income
(loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three month period ended December 31, 1998 and nine month periods ended December 31, 1999 and December 31, 1998, the Company incurred net losses and therefore basic and diluted per share amounts are the same. Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

3.     DISCONTINUED OPERATIONS

         During the quarter ended June 30, 1998, the Company sold substantially all of the remaining assets of its on-demand publishing operations, located in Phoenix, Arizona, for approximately $487,000. The sale price consisted substantially of the purchaser's assumption of liabilities. The Company incurred a loss on the sale of the related assets of $111,000.

4.     SHAREHOLDERS' EQUITY

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

         Series A convertible preferred stock: During the year ended March 31, 1998, the Company issued $4.0 million of Series A 5% convertible preferred stock. The Company issued 800,000 units, each consisting of one share of $0.01 par value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. The preferred stock was convertible into the Company's common stock at a price equal to 75% of market value at the time of conversion, with a maximum conversion price of $3.71 per share and a minimum conversion price of $1.00 per share. During the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998, the Company paid $33,000, $29,000 and $80,000, respectively, in preferred stock dividends. Pursuant to the terms of the Series A preferred stock, all shares remaining outstanding upon the completion of the Offering were converted into shares of common stock without further action of the holders.

         Series B convertible preferred stock: In May 1998, the Company issued $3.0 million of Series B 4% convertible preferred stock. This series of preferred stock was convertible into the Company's common stock at a price equal to 84% of market value at the date of conversion with a maximum conversion price of $7.56 and a minimum conversion price of $1.81. During the quarter ended June 30, 1998, the Company recognized a non-cash deemed dividend of $570,000. The deemed dividend was recorded as a discount to preferred stock with a corresponding credit to additional paid-in capital. The discount was recognized at the date of issue of the preferred stock, the same date at which the shares were eligible for conversion. The accretion of the discount is reflected in the statement of operations as an adjustment to net loss, but has no net effect on total shareholders' equity. All Series B convertible preferred stock have been converted to common stock.

5.   REVOLVING CREDIT FACILITY

         The Company had a revolving credit agreement, which provided for borrowings up to $2.25 million, subject to the availability of assets securing the loan. Advances were due on demand and interest was stated at the bank's lending rate plus 2.0%. In July 1999, the Company terminated the revolving line-of-credit facility.

6.   ACQUISITION

         On September 29, 1999, the Company completed its acquisition of InfoAccess, using the pooling-of-interests method of accounting. Accordingly, the condensed consolidated financial statements, and related notes, have been restated to include the operations and balance sheet amounts of InfoAccess in all periods presented. Each share of InfoAccess common stock outstanding at the time of the merger was converted into the right to receive 0.31230 shares of common stock of the Company in accordance with the merger agreement. An aggregate of 1,803,385 shares of common stock of the Company were issued in exchange for the 5,774,530 shares of common stock of InfoAccess outstanding at the time of the acquisition. In addition, the Company converted 1,237,830 outstanding options to purchase InfoAccess common stock into 386,548 options to acquire the Company's common stock, on substantially the same terms as the original option agreement.

PART I - FINANCIAL INFORMATION - CONTINUED

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

OVERVIEW

         IntraNet Solutions is a leading provider of Web content management solutions for intranets, extranets and the Internet. The company responsible for developing our current business was founded in 1990. In July 1996, it merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. The name of the entity surviving this merger was changed to IntraNet Solutions, Inc. Following the merger, our business included content management software, on-demand publishing and hardware integration services.

         Our experience in assisting organizations in managing their diverse business information such as CAD files, engineering schematics, design specifications, audio and video clips, graphics and traditional documents, led us to identify the need for a comprehensive and easily deployed solution for Web content management. In fiscal 1997, we launched our first Web-based software products. We incorporated Java server architecture into this product in January 1998 and released an enhanced enterprise-scaleable version in September 1998. In order to focus our resources exclusively on developing and marketing Web content management solutions, we have disposed of our other businesses. In mid-1998, we completed the final sale of substantially all of our on-demand publishing assets, and we sold our hardware integration operations in late 1998. Since October 1998, we have focused exclusively on developing and marketing Web content management solutions. In September 1999, we acquired InfoAccess, Inc. ("InfoAccess") in a transaction accounted for as a pooling-of-interests. Following the acquisition, we released the Xpedio Content Management Suite. The Xpedio Content Management Suite combines proven features of our Web-based content management solution with technology from InfoAccess that automatically converts content from a source object to HTML or XML to publish a Web site.

         Due to the pooling-of-interests transaction with InfoAccess, our condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q, have been restated to include the operations of InfoAccess in all periods presented. In addition, certain reclassifications have been made to the categories of revenues and cost of revenues presented in our 1997 and 1998 financial statements to conform with the presentation used in the 1999 financial statements. These reclassifications had no effect on losses from continuing operations or net losses as previously reported.

         We currently derive all of our revenues from licenses of our software products and related services. Revenues are recognized on product licenses when a purchase order has been received, the product has been shipped and no significant obligations remain related to implementation. Revenues for services consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

         Cost of revenues consists of technology royalties, costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing services. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, public relations and trade shows. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products and the performance of quality assurance and documentation activities. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. Losses from discontinued operations consist primarily of losses on the operations of our former on-demand publishing distribution group and losses on the write-down and sale of its assets.

         Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $13.6 million at December 31, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

 Revenues

         Total revenues increased by $2.5 million, or 78%, to $5.8 million for the three months ended December 31, 1999 from $3.3 million for the three months ended December 31, 1998. The increase in revenues was attributable to the expansion of our customer base, increased sales to existing customers and the launch of our Xpedio Content Management Suite, which typically has a higher sales price than our other products.

         Product Licenses. Revenues for product licenses increased by $2.0 million, or 71%, to $4.7 million for the three months ended December 31, 1999 from $2.7 million for the three months ended December 31, 1998. The increase in revenues for product licenses was attributable to the expansion of our customer base, increased sales to existing customers and the launch of our Xpedio Content Management Suite.

         Services. Revenues for services increased by $608,000, or 110%, to $1.2 million for the three months ended December 31, 1999 from $551,000 for the three months ended December 31, 1998. The increase in revenues for services was primarily attributable to revenues from maintenance contracts on a larger installed base of products.

Cost of Revenues and Gross Profit

         Total cost of revenues increased by $480,000, or 80%, to $1.1 million for the three months ended December 31, 1999 from $598,000 for the three months ended December 31, 1998. Total cost of revenues as a percentage of total revenues was 19% for the three months ended December 31, 1999 compared to 18% for the three months ended December 31, 1998. Gross profit increased by $2.1 million, or 77%, to $4.8 million for the three months ended December 31, 1999 from $2.7 million for the three months ended December 31, 1998. Total gross profit as a percentage of total revenues was 81% for the three months ended December 31, 1999 compared to 82% for the three months ended December 31, 1998. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $248,000, or 95%, to $510,000 for the three months ended December 31, 1999 from $262,000 for the three months ended December 31, 1998. Gross profit as a percentage of revenues for product licenses was 89% for the three months ended December 31, 1999 compared to 90% for the three months ended December 31, 1998.

         Services. Cost of revenues for services increased by $232,000, or 69%, to $568,000 for the three months ended December 31, 1999 from $336,000 for the three months ended December 31, 1998. Gross profit as a percentage of revenues for services was 51% for the three months ended December 31, 1999 compared to 39% for the three months ended December 31, 1998. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of consulting services resources and a shift in the mix of revenues for services to higher margin maintenance revenues from lower margin consulting services.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased by $1.2 million, or 80%, to $2.7 million for the three months ended December 31, 1999 from $1.5 million for the three months ended December 31, 1998. Sales and marketing expenses as a percentage of total revenues were 47% for the three months ended December 31, 1999 compared to 46% for the three months ended December 31, 1998. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, public relations and trade shows.

         General and Administrative. General and administrative expenses increased by $148,000, or 16%, to $1.1 million for the three months ended December 31, 1999 from $904,000 for the three months ended December 31, 1998. General and administrative expenses as a percentage of total revenues were 18% for the three months ended December 31, 1999 compared to 28% for the three months ended December 31, 1998. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

         Research and Development. Research and development expenses increased by $176,000, or 32%, to $731,000 for the three months ended December 31, 1999 from $555,000 for the three months ended December 31, 1998. Research and development expenses as a percentage of total revenues were 13% for the three months ended December 31, 1999 compared to 17% for the three months ended December 31, 1998. The decrease in research and development expenses as a percentage of total revenues was primarily due to an increase in total revenues partially offset by increases in staffing and related costs to support new products and product enhancements.

Other Income (Expense)

         Interest income was $380,000 for the three months ended December 31, 1999 compared to interest expense of $64,000 for the three months ended December 31, 1998. Interest income for the three months ended December 31, 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offering completed in June 1999. Interest expense for the three months ended December 31, 1998 related primarily to our revolving line-of-credit.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

Revenues

         Total revenues increased by $1.9 million, or 15%, to $14.9 million for the nine months ended December 31, 1999 from $13.0 million for the nine months ended December 31, 1998. The increase in revenues was primarily attributable to the expansion of our customer base, increased sales to existing customers and the launch of our Xpedio Content Management Suite, which typically has a higher sales price than our other products, partially offset by the sale of our hardware integration business.

         Product Licenses. Revenues for product licenses increased by $5.5 million, or 90%, to $11.7 million for the nine months ended December 31, 1999 from $6.2 million for the nine months ended December 31, 1998. The increase in revenues for product licenses was primarily attributable to the expansion of our customer base, increased sales to existing customers and the launch of our Xpedio Content Management Suite.

         Services. Revenues for services increased by $2.0 million, or 169%, to $3.2 million for the nine months ended December 31, 1999 from $1.2 million for the nine months ended December 31, 1998. The increase in revenues for services was primarily attributable to revenues from maintenance contracts on a larger installed base of products.

         Hardware Integration and Support. There were no revenues for hardware integration in the nine months ended December 31, 1999 compared to $5.6 million in revenues for hardware integration for the nine months ended December 31, 1998. We sold our hardware integration business during the quarter ended September 30, 1998.

Cost of Revenues and Gross Profit

         Total cost of revenues decreased by $3.2 million, or 53%, to $2.8 million for the nine months ended December 31, 1999 from $5.9 million for the nine months ended December 31, 1998. Total cost of revenues as a percentage of total revenues was 19% for the nine months ended December 31, 1999 compared to 46% for the nine months ended December 31, 1998. Gross profit increased by $5.0 million, or 72%, to $12.1 million for the nine months ended December 31, 1999 from $7.0 million for the nine months ended December 31, 1998. Total gross profit as a percentage of total revenues was 81% for the nine months ended December 31, 1999 compared to 54% for the nine months ended December 31, 1998. The increase in gross profit was primarily attributable to a shift in product mix from hardware integration and support to software product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $619,000, or 101%, to $1.2 million for the nine months ended December 31, 1999 from $616,000 for the nine months ended December 31, 1998. Gross profit as a percentage of revenues for product licenses was 89% for the nine months ended December 31, 1999 compared to 90% for the nine months ended December 31, 1998.

         Services. Cost of revenues for services increased by $829,000, or 118%, to $1.5 million for the nine months ended December 31, 1999 from $704,000 for the nine months ended December 31, 1998. Gross profit as a percentage of revenues for services was 51% for the nine months ended December 31, 1999 compared to 40% for the nine months ended December 31, 1998. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of consulting services resources and a shift in the mix of revenues for services to higher margin maintenance revenues from lower margin consulting services.

         Hardware Integration and Support. There were no cost of revenues for hardware integration and support in the nine months ended December 31, 1999 compared to $4.6 million in cost of revenues for hardware integration and support for the nine months ended December 31, 1998. We sold our hardware integration business during the quarter ended September 30, 1998.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased by $2.5 million, or 61%, to $6.7 million for the nine months ended December 31, 1999 from $4.2 million for the nine months ended December 31, 1998. Sales and marketing expenses as a percentage of total revenues were 45% for the nine months ended December 31, 1999 compared to 32% for the nine months ended December 31, 1998. Sales and marketing expenses increased as a percentage of total revenues primarily due to decreased revenues for hardware integration and support, combined with increased staffing and marketing expenses for advertising, public relations and trade shows. The increase was partially offset by decreased sales and marketing expenses related to hardware integration and support programs.

         General and Administrative. General and administrative expenses increased by $386,000, or 16%, to $2.8 million for the nine months ended December 31, 1999 from $2.4 million for the nine months ended December 31, 1998. General and administrative expenses as a percentage of total revenues were 19% for both the nine months ended December 31, 1999 and 1998. General and administrative increased primarily due to increased personnel expenses.

         Research and Development. Research and development expenses increased by $270,000, or 17%, to $1.9 million for the nine months ended December 31, 1999 from $1.6 million for the nine months ended December 31, 1998. Research and development expenses as a percentage of total revenues were 13% for the nine months ended December 31, 1999 compared to 12% for the nine months ended December 31, 1998. The increase in research and development expenses was primarily due to increased staffing and costs related to product enhancements, partially offset by decreased expenses related to our hardware integration operations.

         Acquisition costs. Acquisition costs of $2.0 million in the nine months ended December 31, 1999 consisted primarily of financial advisory, legal, accounting and other costs related to our acquisition of InfoAccess, Inc.
in September 1999.

Other Income (Expense)

         Interest income was $774,000 for the nine months ended December 31, 1999 compared to interest expense of $143,000 for the nine months ended December 31, 1998. Interest income for the nine months ended December 31, 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offering completed in June 1999. Interest expense for the nine months ended December 31, 1998 related primarily to our revolving line-of-credit.

Discontinued Operations

         Losses on discontinued operations of $521,000 for the nine months ended December 31, 1998 consisted of losses on the operation and disposition of our on-demand publishing operations, the final disposition of which occurred in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

          We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash used by operating activities was $2.2 million for the nine months ended December 31, 1999, compared to net cash used in operating activities of $931,000 for the nine months ended December 31, 1998.

         To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the nine months ended December 31, 1999 and 1998 were $946,000 and $372,000, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At December 31, 1999, we did not have any material commitments for capital expenditures.

         As of December 31, 1999, we had $4.0 million in cash and equivalents, $25.2 million in short-term investments and $33.9 million in working capital. Net cash provided by financing activities was $30.8 million for the nine months ended December 31, 1999 and $1.9 million for the nine months ended December 31, 1998. In June 1999, we completed a public offering of our common stock that raised approximately $23.5 million in proceeds, net of offering costs of approximately $2.3 million. In July 1999, the underwriters exercised their over-allotment option, raising additional proceeds of approximately $3.6 million. In July 1999, we closed our revolving line-of-credit facility with Diversified Business Credit, Inc.

         We currently believe that the cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

YEAR 2000 COMPLIANCE

    The "Year 2000 issue" refers generally to the problems that some software may have in determining the correct century. For example, software with date-sensitive functions that are not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or the creation of erroneous data.

    We adopted a Year 2000 readiness program for the current versions of our products prior to December 31, 1999. Our program included Year 2000 readiness assessment and implementation of solutions to potential readiness issues. Solutions included remediation, upgrading and replacement of certain product versions, as well as validation testing, and contingency planning. We responded to customer questions about prior versions of our products on a case-by-case basis. We also tested the Year 2000 compliance of software obtained from third parties that is incorporated into our products, and sought assurances from our vendors that licensed software is Year 2000 compliant. Despite our testing, testing by current and potential clients and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Unknown errors or defects in our products could result in delayed or lost revenues, diversion of development resources, damage to our reputation or increased service and warranty costs, any of which may have a material adverse affect on our business, operating results and financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent this may affect us. To date, we have received no reports of material Year 2000 problems with our products.

    We also adopted a Year 2000 readiness program related to our internal systems. Our internal systems include both our information technology, or IT, and non-IT systems. Our readiness program included an assessment of our material internal IT and non-IT systems, including both our own software products and third-party software and hardware technology. To the extent that we were not able to test the technology provided by third-party vendors, we sought assurances from the vendors that their systems are Year 2000 compliant. Although we are not currently aware of any material operational issues or costs associated with our internal IT and non-IT systems and arrival of the Year 2000, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal IT and non-IT systems.

    We do not currently have complete information concerning the effects of the Year 2000 on all of our customers. Our current and potential clients may incur significant expenses related to the Year 2000 issue. If our clients were not Year 2000 compliant, they may be incurring material costs to remedy problems, or they may face litigation costs. In either case, Year 2000 issues could reduce or eliminate funds that current or potential customers would otherwise have had for purchases of our products and services. Moreover, the information technology personnel of our customers and potential customers may be required to focus substantial efforts on addressing the Year 2000 issues of their own companies, leaving them unable to evaluate or acquire new technology such as our products. As a result, our business, operating results and financial condition may be materially adversely affected. To date, we do not believe the Year 2000 issue has had a material effect on demand for our products.

    We have funded our Year 2000 program from available cash and have not separately accounted for these costs in the past. To date, we believe direct costs for our Year 2000 program have not been material and have amounted to less than $25,000. In addition, we have incurred expenses in amounts that are not material associated with our salaried employees who have devoted some of their time our Year 2000 program. We may incur additional costs related to the Year 2000 program for unanticipated Year 2000 problems. We may experience material problems and costs associated with Year 2000 compliance that may materially adversely affect our business, operating results and financial condition.

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

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR PROSPECTS.

         Significant sales of our Xpedio Content Management Suite, which includes Xpedio Content Server, Xpedio Content Publisher and Web Asset Management, began in the quarter ended December 31, 1999. Accordingly, we have only a limited operating history in our current product line on which you can base your evaluation of our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets. Many of these risks are discussed under the subheadings below.


FLUCTUATIONS IN OUR OPERATING RESULTS MAY MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

          Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. A large part of our sales typically occur in the last month of a quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically. Our sales cycles may vary, making the timing of sales difficult to predict. Furthermore, our infrastructure costs are generally fixed. as a result, modest fluctuations in revenues between quarters may cause large fluctuations in operating results. These factors all tend to make the timing of revenues unpredictable and may lead to high period-to-period fluctuations in operating results.

         Our quarterly revenues and operating results may fluctuate for several additional reasons, many of which are outside of our control, including the following:

         -  demand for our products and services;

         - the timing of new product introductions and sales of our products and services;

         - unexpected delays in introducing new products and services;
         - increased expenses, whether related to sales and marketing, research and development or administration;
         - changes in the rapidly evolving market for web content management solutions;
         - the mix of revenues from product licenses and services, as well as the mix of products licensed;
         - the mix of services provided and whether services are provided by our staff or third-party contractors;
         - the mix of domestic and international sales;
         - costs related to possible acquisitions of technology or businesses;
         - general economic conditions; and
         - public announcements by our competitors.

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE AND DISTRIBUTION CHANNELS.

          To increase our market share and revenues, we must increase the size of our sales force and the number of our distribution channel partners. Our failure to do so may have a material adverse affect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future distribution channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and distribution channel partners.

POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT'S ATTENTION.

          We may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of an acquired business or products may divert management time and resources from our existing business and operations. To finance acquisitions, we may use a substantial portion of our available cash, including proceeds of this offering, or we may issue additional securities, which would cause dilution to our shareholders.

WE MAY NOT BE PROFITABLE IN THE FUTURE.

         Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our recent quarterly profitability (excluding expenses incurred in connection with the acquisition of InfoAccess in the quarter ended September 30, 1999. If we do not sustain our recent quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

         - the demand for our products;
         - our ability to quickly introduce new products;
         - the level of product and price competition;
         - our ability to control costs; and
         - general economic conditions.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE INFOACCESS, INC. WITH OUR OPERATIONS.

          On September 29, 1999, we acquired InfoAccess, Inc. in a transaction accounted for as a pooling-of-interests. We are currently integrating the business and products of InfoAccess with our existing business and products. We may incur unanticipated costs in the course of this integration. In addition, the integration of InfoAccess with our operations involves the following risks:

          - failure to develop complimentary product offerings and marketing strategies;

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

         Any failure to properly manage our growth may have a material adverse effect on our business, operating results and financial condition. The rapid growth that we have experienced places significant challenges on our management, administrative and operational resources. To properly manage this growth, we must, among other things, implement and improve additional and existing administrative, financial and operational systems, procedures and controls on a timely basis. We will also need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and exploit existing and potential market opportunities. In connection with our expansion, we plan to increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and support and improve operational and financial systems. Our failure to generate additional revenue commensurate with an increase in operating expenses during any fiscal period

OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS.

         Our products utilize interfaces that are compatible with commercial
Web browsers. In addition, Xpedio is a server-based system written in Java that functions in both Windows NT and UNIX environments. We must continually modify our products to comform to commercial Web browsers and operating systems. If our products were to become incompatible with commercial Web browsers and operating systems, our business would be harmed. In addition, uncertainty related to the timing and nature of product introductions or modifications by vendors of Web browsers and operating systems may have a materially adverse effect on our business, operating results and financial conditions.

could have a material adverse effect on our financial results for that period.

WE DEPEND ON THE INTEGRATION AND CONTINUED SERVICE OF OUR KEY PERSONNEL.

         We are a small company and depend greatly on the knowledge and experience of our senior management team, many of whom have only recently joined us, and other key personnel. If we fail to quickly integrate our team, or lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected. We must hire additional employees to meet our business plan and alleviate the negative effect that the loss of a senior manager could have on us. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.


WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT SOFTWARE PRODUCTS FOR OUR REVENUES.

        We currently derive all of our revenues from product licenses and services associated with our suite of content management software products. The market for content management software products is new and rapidly evolving. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

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

         We anticipate that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on commercially favorable terms, or at all. We are not currently involved in any intellectual property litigation. However, we have been notified by a third-party it believes that our Xpedio mark infringes its proprietary rights. Due to the early stage of the dispute, we are unable to assess the likelihood that an infringement claim would be successful and we have not determined how we will respond to this notification.

         We rely on trade secret protection, confidentiality procedures and contractual provisions to protect our proprietary information. Despite our attempts to protect our confidential and proprietary information, others may gain access to this information. Alternatively, other companies may independently develop substantially equivalent information. We have been issued trademarks for the IntraNet Solutions and Intra.doc! marks and have applied for trademark registration for the Xpedio mark.

         We are not certain whether a trademark on the Xpedio mark. In the absence of trademark protection, we may be unable to take advantage of the brand name recognition we are attempting to build. In addition, even if a trademark is issued, we cannot be sure that the trademark will prove valuable to us.

OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS.

         Our products utilize interfaces that are compatible with commercial Web browsers. In addition, Xpedio is a server-based system written in Java that functions in both Windows NT and UNIX environments. We must continually modify our products to conform to commercial Web browsers and operating systems. If our products were to become incompatible with commercial Web browsers and operating systems, our business would be harmed. In addition, uncertainty related to the timing and nature of product introductions or modifications by vendors of Web browsers and operating systems may have a materially adverse effect on our business, operating results and financial conditions.

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR CUSTOMERS' DATA IS DAMAGED THROUGH THE USE OF OUR PRODUCTS.

         If software errors or design defects in our products cause damage to customers' data and our agreements do not protect us from related product liability claims, our business, operating results and financial condition may be materially adversely affected. In addition, we could be subject to product liability claims if our security features fail to prevent unauthorized third parties from entering our customers' intranet, extranet or Internet Web sites. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses spread by third parties may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where we operate.

FUTURE REGULATIONS COULD BE ADOPTED THAT RESTRICT OUR BUSINESS.

         Federal, state or foreign agencies may adopt new legislation or regulations governing the use and quality of Web content. We cannot predict if or how any future laws or regulations would impact our business and operations. Even though these laws and regulations may not apply to our business directly, they could indirectly harm us to the extent that they impact our customers and potential customers.

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

OUR PERFORMANCE WILL DEPEND ON THE CONTINUING GROWTH AND ACCEPTANCE OF THE
WEB.

         Our products are designed to be used with intranets, extranets and the Internet and private intranets and extranets. If the use of these methods of electronic communication does not grow, our business, operating results and financial condition may be materially adversely affected. Continued growth in the use of the web will require ongoing and widespread interest in its capabilities for communication and commerce. Its growth will also require maintenance and expansion of the infrastructure supporting its use and the development of performance improvements, such as high-speed modems. The web infrastructure may not be able to support the demands placed on it by continued growth. The ongoing development of corporate intranets depends on continuation of the trend toward network-based computing and on the willingness of businesses to reengineer the processes used to create, store, manage and distribute their data. All of these factors are outside of our control.

OUR EXISTING SHAREHOLDERS WILL HAVE SIGNIFICANT INFLUENCE OVER INTRANET
SOLUTIONS.

         Robert F. Olson, our President and Chief Executive Officer, holds approximately 18% of our outstanding common stock. Accordingly, Mr. Olson will be able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 22% of our common stock. These persons effectively control IntraNet Solutions and will be able to direct its affairs, including approval of the acquisition or disposition of assets, future issuance of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company invests its excess cash in commercial paper and highly rated U.S. government agencies. All investments are held to maturity. The market risk on such investments is minimal. Receivables from sales to foreign customers are denominated in U.S. dollars and these transactions are unlikely to have a material adverse effect on the Company.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(A)     EXHIBITS


            NUMBER                      DESCRIPTION
            ------                      -----------
               3.1  Second Amended and Restated Articles of Incorporation (filed electronically)

               3.2  Bylaws (incorporated by reference to Exhibit A of the
                         Registrant's registration statement on Definitive Proxy
                         Statement Schedule 14A filed with the Securities and Exchange commission July 22, 1997, File No. 0-19817).

               4.1  Certificate of Designation of Series B Preferred Stock
                         (incorporated by reference of Exhibit 4.1 of the Registrant's registration statement on Form S-3, File No.333-57181).

               4.2  Securities Purchase Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd
                         Investments International, Ltd. (incorporated by reference to Exhibit 4.2 of the Registrant's registration statement on Form S-3, File No. 333-57181)

               4.3  Registration Rights Agreement, dated May 6, 1998, by and among the Registrant, Stark International and Shepherd
                         Investments International, Ltd. (incorporated by reference to Exhibit 4.3 of the Registrant's registrations statement on Form S-3, No.333-57181).

               4.4  Certificate of Designation of Series A convertible preferred stock (incorporated by reference to Exhibit 3 (i) (A) of the Registrant's Form 10-QSB for the three months ended June 30, 1997).

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

                   10.23 Asset Purchase Agreement, dated as of March 30, 1998, by and among Midwest Graphics & Response Systems, Inc., Stephen M. Krenz, and IntraNet Distribution Group, Inc. (incorporated by reference to Exhibit
                           10.23 of the Registrant's Form 10-QSB for the three months ended December 30, 1998).

                   10.24 Asset Purchase Agreement, dated August 13, 1998, by
                           and among Intranet Solutions, Inc., IntraNet
                           Distribution Group, Inc, and Communication
                           Connections, Inc. (incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-QSB for the three months ended December 31, 1998).

                   10.25 Asset Purchase Agreement, dated effective as of
                           September 30, 1998, by and between Osage Systems Group, Inc., Osage Systems Group Minneapolis, Inc. and IntraNet Solutions, Inc. (incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-QSB for the three months ended December 31, 1998).

          10.26 Employment Agreement, dated April 1, 1999, by and between the Registrant and Gregg A. Waldon (incorporated by reference to Exhibit 10.26 of the Registrant's statement on Form S-1, File No. 333-77389).

          10.27 Credit and Security Agreement, dated April 11, 1999, by and between the Registrant and Diversified Business Credit, Inc. (incorporated by reference to Exhibit 10.27 of Registrant's statement on Form S-1, File No. 333-77389).

          10.28 InfoAccess, Inc. 1990 Stock Option Plan, as amended September 29, 1999 (incorporated by reference to Exhibit 99.1 of Registrant's statement on Form S-8, File No. 333-90843)

          10.29 InfoAccess, Inc. 1995 Stock Option Plan, as amended September 29, 1999 (incorporated by reference to Exhibit 99.2 of Registrant's statement on Form S-8, File No. 333-90843)

          10.30 Employment Agreement, dated August 1, 1999, by and between the Registrant and Robert F. Olson (incorporated by reference to
                    Exhibit 10.30 of Registrant's statement on Form 10-Q for the three months ended September 30, 1999).

          10.31 IntraNet Solutions, Inc. 1999 Employee Stock Option and compensation Plan (incorporated by reference to Exhibit
                    10.31 of Registrant's statement on Form 10-Q for the three months ended September 30, 1999).

          11.1 Statement RE: Computation of Earnings per Common Share (filed electronically).

          21   Subsidiaries of Registrant (incorporated by reference to Exhibit
                    21 of the Registrant's registration statement on Form SB-2, File No. 333-14175).

          27.1 Financial Data Schedule for nine months ended December 31, 1999 (filed electronically).

          27.2 Financial Data Schedules (restated) for the nine months ended December 31, 1998 (filed electronically).



(B) REPORTS ON FORM 8-K

     On October 12, 1999 the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of InfoAccess, Inc. ("InfoAccess") on September 29, 1999.

     On November 29, 1999 the Company filed an amendment to the Current Report on Form 8-K filed on October 12, 1999 to include certain financial statements of InfoAccess and certain pro forma combined financial statements of the Company and InfoAccess.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IntraNet Solutions, Inc.
                            ------------------------
                            (Registrant)


Date: February 14, 2000     By: /s/ Robert F. Olson
                                -------------------
                                Robert F. Olson,
                                Chairman, President and Chief Executive Officer (Principal Executive Officer)


Date: February 14, 2000     By: /s/ Gregg A. Waldon
                                -------------------
                                Gregg A. Waldon
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)