Form 10-K405
period 2000-03-31
INTRANET SOLUTIONS INC
filed 2000-06-22
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

    (Mark One)

    |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2000
                                                    or
    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
         ________________.

                         Commission file number 0-19817

                            IntraNet Solutions, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                41-1652566
---------------------------------------- ---------------------------------------
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 identification no.)


          8091 Wallace Road
        Eden Prairie, Minnesota                          55344-3775
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                  (Zip code)


                                 (952) 903-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value
                                                             $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 16, 2000, was $505,993,332 based on the closing sale price for the registrant's common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

        As of June 16, 2000, the registrant had 21,270,874 shares of common stock issued and outstanding.

                            INTRANET SOLUTIONS, INC.

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                    DESCRIPTION                                                            PAGE
                    -----------                                                            ----
     PART I
       Item 1.      Business............................................................     2
       Item 2.      Properties..........................................................    19
       Item 3.      Legal Proceedings...................................................    20
       Item 4.      Submission of Matters to a Vote of Security Holders.................    20

     PART II
       Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters...............................................    20
       Item 6.      Selected Financial Data.............................................    20
       Item 7.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................    20
       Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........    20
       Item 8.      Financial Statements and Supplementary Data.........................    20
       Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...............................    20

     PART III
       Item 10.     Directors and Executive Officers of the Registrant..................    21
       Item 11.     Executive Compensation..............................................    22
       Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management....................................................    22
       Item 13.     Certain Relationships and Related Transactions......................    22

     PART IV
       Item 14.     Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...........................................    22


                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement dated for the annual meeting of Shareholders to be held on August 30, 2000 and the Annual Report to Shareholders for the year ended March 31, 2000 are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2000.

                                     PART I
ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" and incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" beginning on page 14 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.


OVERVIEW

    IntraNet Solutions is a leading provider of Web content management solutions for intranets, extranets and the Internet. Our Xpedio Content Management Suite offers customers the ability to simplify and automate management of Web content from all sources. We address an organization's complex needs in publishing, updating and maintaining its Web sites by providing a comprehensive solution that eliminates administrative bottlenecks and automatically publishes content from native formats directly to the Web.

    Xpedio gives every content contributor in an organization the ability to automatically Web-publish content to Hypertext Markup Language (HTML) and Extensible Markup Language (XML) Web sites from native desktop formats. Our solution is based on open Web standards and Java server architecture and integrates with an organization's existing security model. Xpedio keeps Web content current and gives it the desired "look and feel", while maintaining the source content in both Web and native formats. By allowing content contributors to directly participate in the Web publishing process, Xpedio automates the manual content conversion and publication tasks usually required of Webmasters. This reduces errors, provides information more rapidly to users and allows Webmasters to focus on site architecture and "look and feel" enhancements.

    Our comprehensive solution, applicable across a wide variety of industries and Web applications, enables organizations to effectively utilize their content on the Web. Since our first Web-based software products were introduced in fiscal 1997, they have been adopted by over 500 customers for use on one or more of their intranet, extranet and Internet Web sites. Customer uses of our products have ranged from single workgroups to enterprise-wide deployments. Our customers include organizations such as Agilent Technologies, British Aerospace Airbus, Ltd., Cargill Incorporated, Ericsson Telecom AB, GE Capital Corporation, Hewlett-Packard Company and Merrill Lynch. We currently operate in one business segment.

    INDUSTRY BACKGROUND

    EXPLOSIVE GROWTH OF THE INTERNET AND WEB CONTENT MANAGEMENT

    As the rapid growth of the Internet has fundamentally changed the way that businesses communicate and transact, Web content has increased dramatically in both volume and importance. Web content, including graphics, audio and video clips, hyperlinked text and executable software, is the basis for every Web page and most e-commerce applications. International Data Corporation, or IDC, estimates that the number of Web pages will grow from 925 million in 1998 to
13.1 billion in 2003. In addition, the overall market for business-to-business software tools, which includes content management software, is projected to reach approximately $40.0 billion by 2002, according to The Delphi Group. IDC estimates that the worldwide market for content management and document technology software will expand from $1.4 billion in 2000 to $2.8 billion in 2003.

    RAPID ADOPTION OF CORPORATE INTRANETS AND EXTRANETS

    Corporations are employing intranets and extranets in order to capitalize on their investments in Web-based infrastructure by sharing computing resources and facilitating communication. Intranets typically refer to secure Web-based networks dedicated to an organization's employees, while extranets extend such networks beyond an organization's "internal walls" to include suppliers, vendors, partners, customers and other businesses. Intranets and extranets utilize common Internet protocols and Web browsers to share information and efficiently communicate among large numbers of users in the secure environment of a private network.

    Intranets provide multiple users the potential to securely and efficiently access a wealth of data and up-to-date information in a wide variety of formats, such as CAD files, engineering schematics, design specifications, audio and video clips, graphics and traditional documents. Intranet usage has evolved beyond document access and internal distribution of information to enable organizations to streamline, automate and increase the productivity of everyday business processes in a wide variety of applications. For example, at the corporate management level, the effective use of intranets enables managers to have rapid and secure access to relevant business data, leading to expeditious and well-informed decisions. Engineering and manufacturing departments are also using intranets for ISO certification, technical manual publication and quality assurance processes. Similarly, intranets allow human resource departments to make real-time changes to policies and procedures, perform full-text searches of resumes and facilitate reimbursement of employee expenses.

    Extranets expand intranet applications to enable organizations to selectively share business-critical data with suppliers, vendors, partners, customers and other businesses. Extranet applications are increasingly being used to increase sales, cut costs and improve customer service and support. Organizations are making large investments in these applications to create meaningful and attractively presented content that conveys important information to selected recipients. Extranets also provide a platform for e-commerce, allowing businesses to efficiently execute business transactions over the Internet.

    NEED FOR COMPREHENSIVE WEB CONTENT MANAGEMENT SOLUTIONS

    Many Web content management approaches target the collaborative model of multiple Web developers manually converting content into Web formats and publishing the content to large Internet Web sites. The limitations of these content management systems are strongly evident in large organizations managing multiple intranet or extranet Web sites. Many large corporations are attempting to build and manage large numbers of business-to-business and intra-business Web sites through manual conversion and publication of content with little process oversight. The lack of resources makes HTML and XML conversion impractical. The result is an inefficient environment with a lack of control over "look and feel," outdated or untimely content and limited security. Large Internet Web sites often have many different Web developers devoted to converting, publishing and updating content in HTML or XML formats. However, this collaborative approach is labor intensive and requires a great deal of oversight to ensure consistency. In addition, even large organizations can not allocate the necessary resources to avoid "Webmaster bottlenecks" caused by the continuous manual coding and recoding required to make ongoing revisions to the vast amount of information on their Web sites.

    A Web content management solution should be able to meet a wide range of needs by rapidly converting content into a Web-based format and by providing consistent "look and feel," sophisticated security, dynamic updating and native file management. It is critical that the integrity of the content on an organization's intranet, extranet or Internet Web sites is constantly maintained so that users are always utilizing the most current information. In addition, any solution must provide scalability that allows it to effectively manage the business-critical content for organizations with thousands of content contributors who are often at dispersed locations. Most existing solutions require significant human resources to address this complex range of problems. The resulting increase in administrative needs has created delays in accessing, publishing and managing Web content. Organizations are seeking a fast, efficient and comprehensive means of publishing and utilizing their content in a Web environment.

    Management of Web content goes beyond HTML and XML pages to Active Server Pages, or ASPs, PDF files, CAD files, engineering schematics, design specifications, audio and video clips, graphics and traditional documents. Many Web content management products do not provide an environment in which the creation, approval, revision and release of all of these Web assets is fully automated in one comprehensive content management system. The lack of a single authority prevents implementation of sophisticated searching capabilities that use meta data, or profiling information, to locate content by simultaneously searching multiple Web sites. Sophisticated security is also problematic without a comprehensive system controlling access to all of an organization's Web content across intranets, extranets and the Internet.

    Web content management solutions must provide a cost-effective and rapid means of disseminating information to the Web for global organizations. An effective Web content management solution must quickly publish accurate information to the Web in the appropriate format and then dynamically update and manage that information. The need for organizations to effectively leverage intranets, extranets and the Internet presents a significant opportunity for a cost-effective and comprehensive solution that enables organizations to easily manage Web content.

    OUR SOLUTION

    Our solution to an organization's need for a cost-effective and comprehensive means for managing Web content on intranets, extranets and the Internet is the Xpedio Content Management Suite. Xpedio is a comprehensive solution that allows customers to simplify and automate the Web management of content from all sources. Xpedio enables automatic HTML and XML Web publication by multiple content creators from native formats to a Web site with a consistent "look and feel." Our solution is rapidly deployed, easily maintained and may be configured to fit an organization's specific requirements.

    Our solution has the following key benefits:

    Comprehensive Solution. Xpedio provides a comprehensive solution to Web content management needs. Our Web-based architecture utilizes the customer's existing Internet infrastructure and provides a full range of content management services without requiring customization. Our template-based Web publishing technology allows customers to automatically publish well-designed and consistent Web pages from diverse source objects. This technology also allows customers to apply different templates to source content in order to publish all or appropriate portions of it simultaneously to separate intranet, extranet and Internet pages, each personalized for a specific audience. Xpedio has enterprise-level security that integrates with the customer's existing security framework in most cases. Attachment of meta data and security information, authentication and replication of data, as well as updating and version control, all have the capacity to occur automatically without the need to reconfigure documents, thereby dramatically reducing administration by eliminating a number of content handlers.

    Scalable and Dynamic. Xpedio is a multi-tiered Web application consisting of several independently scalable components: Xpedio Content Server, Xpedio Content Publisher and the Web server that hosts the site. These components can be scaled to meet the application requirements. As the volume of managed content increases, it can be distributed across multiple Xpedio Content Servers. As the number of Web sites being published increases, Xpedio Content Publishers can be scaled to fit the organization's publication needs. Finally, as the amount and frequency of information accessed by users increases, the Web servers can be scaled appropriately. Performance is also enhanced by Xpedio's dynamic management functions, including the ability to selectively retrieve, archive and replicate content on an intranet, extranet or Internet site while performing mass revisions of meta data. This allows users to quickly complete complex reorganizations or consolidations of content. Xpedio provides dynamic performance while minimizing costs and administration.

    Easy to Install and Use. Our Xpedio solution has many features that make it easy to install and use. Xpedio is an out-of-the box solution that can be quickly deployed, often in a matter of days. Xpedio is a server-based product that requires no client software other than a Web browser. Many customers can implement Xpedio without any third-party consulting assistance. In addition, our component level architecture and template-based publishing allow customers to rapidly create a unique "look and feel" to Web sites. Once installed, Xpedio delivers Web content access, publication and management to individual users through a standard Web browser. This allows Xpedio to be utilized by all types of users in organizations across diverse industries. Our automated solution enables users to perform system administration, minimizing the involvement of information systems departments.

    Integrates with Existing Environment. Based on open Web standards, Xpedio utilizes the existing Web infrastructure of a corporation, from Web servers, databases and file servers to browsers. Our solution automates the publishing of standard desktop applications, as well as CAD files, graphics and audio and video clips. Xpedio's template-based conversion and publishing ability also allows for easy creation of a consistent "look and feel" for Web content, in HTML or XML. This is all accomplished in a secure environment that interacts with the organization's existing security framework.

    STRATEGY

    Our objective is to enhance our position as a leading provider of enterprise-scalable Web content management solutions. Key strategies to achieving this objective include:

    Expand Product Leadership. We will continue to focus on providing our market-leading solution for Web content management across intranets, extranets and the Internet. We believe that business managers prefer our solution because it automates the management of Web content and enables direct content contribution from the desktop. We also believe these individuals prefer our solution because it is easier to deploy, more cost-effective, contains sophisticated security features and utilizes an open Web-based architecture. Xpedio can be used by organizations of nearly any size due to its scalability and can be adopted to a wide range of content management needs because of its modular design. These range from a complete content management solution to supplying other applications and Web sites with managed content or Web publishing capability. We will continue to develop both new features for our existing products and new products to enable our customers to further leverage their intranets and extranets, as well as the Internet.

    Aggressively Penetrate Domestic and International Markets. We plan to aggressively penetrate domestic and international markets for Web content management solutions through the following avenues:

    o Expand Direct Sales Channels. We will continue to expand our direct sales force and sales support network to increase the rate of customer adoption of our products in both the United States and internationally. We intend to build world-class direct sales channels by adding high-quality direct sales personnel and devoting increased resources to telemarketing and pre-sales support services.

    o Expand Indirect Sales Channels. To increase the distribution and visibility of our products, we will continue to expand our indirect channels through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets. We believe that a multi-channel sales effort will broaden customer awareness of our products and will allow us to more rapidly reach a greater number of customers.

    o Increase Penetration of Existing Customers. We intend to expand sales to existing customers by increasing the direct sales and marketing efforts targeted at these organizations. The cost-effectiveness of Xpedio allows us to gain entry into an organization at the workgroup level while the scalability of our solution and the ease with which it can be deployed allows existing customers to quickly and efficiently increase the breadth of their Xpedio use.

    Continue to Build Brand Awareness. We will continue to promote our brands as synonymous with comprehensive, cost-effective solutions for Web content management. In order to accelerate the acceptance and penetration of our brand, we will continue our active public relations program, participate in trade shows and conferences and advertise our products through traditional and on-line media channels and our Web site. These efforts will focus on leveraging our reputation with existing customers and product leadership to drive brand awareness in the Web content management market.
                                       6

    Continue to Invest in Technology. We believe that the technical features of Xpedio, including its open Web-based architecture, its enterprise-scalability and the modularity of its feature sets, distinguish our products in the market. We believe that our customers purchase our products based on their performance characteristics and ability to rapidly solve problems encountered in the management of Web sites. We feel that this reputation for performance will facilitate the acceptance of enhancements and additional products into our markets. In order to maintain our technological leadership, we will continue to invest in research and development. We intend to focus our research and development efforts on both enhancements to our existing solution and the development of new products as the demands of our market evolve.

    Expand Services Offerings. We have established successful relationships with our customers by serving as a consultant in the development of their content management systems and applications. We are expanding our services capabilities in order to extend our range of services and more completely address areas such as business strategy, project management and application development. We believe that providing high-quality services will strengthen our customer relationships and enhance our product development efforts.

    PRODUCTS

    XPEDIO CONTENT MANAGEMENT SUITE

    The Xpedio Content Management Suite provides a cost-effective, powerful and comprehensive Web content management solution for developing and managing intranet, extranet and Internet Web sites. Xpedio integrates Web publishing with source content management to effectively control the entire content management lifecycle. This system is based upon open Web standards and utilizes an organization's existing Internet infrastructure. Xpedio is quickly deployed and provides sophisticated security mechanisms that integrate with mechanisms already in place within our customers' organizations.

    Xpedio automates the development, publishing and maintenance of intranet, extranet and Internet Web sites. Xpedio automatically converts source content into Web-based formats, which are then dynamically published to a secure Web site on an intranet, extranet or the Internet. Xpedio's automatic process converts content from its native format into either HTML, XML or PDF. When users revise or add content to Xpedio, our system dynamically updates and manages the Web site while maintaining the native file. Xpedio also provides sophisticated security mechanisms that integrate with frameworks such as Windows NT domains and Lightweight Directory Access Protocol, or LDAP, directories by mapping to these security systems. This enables systems administrators to secure content and control access while using an enterprise-level security standard. Security can be assigned to workgroups, users, collections of content or individual Web pages. Users maintain a single log on and password to access content no matter how many levels of security are added within their workgroup or across their enterprise.

    The architecture of Xpedio enables easy installation and simplifies administrative functions. Through a Web browser, systems administrators can create Xpedio users and groups, set security options, create folders and configure publishing parameters. The automatic nature of many Xpedio publishing and management functions eliminates manual steps in these processes and minimizes the number of content handlers. This increases efficiency and accuracy and makes Xpedio a dynamic tool that provides the most current business-critical information to an organization's Web sites.

    The Xpedio Content Management Suite is comprised of Xpedio Content Server, Xpedio Content Publisher and Xpedio Web Asset Manager.

    Xpedio Content Server. Xpedio Content Server provides Xpedio's source content repository and manages native files. Content Server enables content revisions, release and expiration of specific content and the workflow surrounding approval of source content. Individuals are able to contribute content directly from desktop applications for Web publishing and management. Content Server allows creators to convert content into either HTML or PDF format. With its integrated search capability, individual users can search for content within the Content Server using full-text or meta data searches, and access either the native or Web version. Content Server Web-enables each piece of content by providing a unique URL, or Web address, and file system location, and provides a Web interface and an HTML interface to the content in the repository.

    Xpedio Content Publisher. Xpedio Content Publisher allows organizations to further leverage the capabilities of Xpedio Content Server with dynamic Web publishing ability. With Content Publisher, users can design and automatically publish an HTML or XML Web site utilizing any Web standards. Content Publisher's template-based technology allows automatic Web publication of content from numerous native formats to HTML or XML, with a consistent treatment of layout, navigation, behavior, colors and scripts. In addition, application of multiple templates to a single piece of content allows the same Web content to be personalized for several audiences. Content Publisher automatically creates reference information, such as tables of contents, lists of figures and key word indexes. These reference tools, as well as all hyperlinks, are automatically updated when source content undergoes revisions.

    Xpedio Web Asset Manager. Xpedio Web Asset Manager is a new product that manages the Web assets of an organization and makes them available for use on any Web site. Web assets include HTML pages, as well as images, PDF files, scripts, video and audio clips, ASPs, and other forms of content. Lack of a managed environment may result in difficulty in locating assets, improper use, redundancy or use of expired or incorrect versions. Web Asset Manager is the single authority that manages the contribution, approval, revision, archiving, release and expiration of Web assets. All of these functions are performed while making Web assets easy to locate for multiple users through meta-data driven searches. Web Asset Manager can also version and archive entire Web sites which can then be automatically recreated for future purposes.

    INTRA.DOC! MANAGEMENT SYSTEM

     Our Intra.doc! product line is a cost-effective suite of Web-based software products for organizations requiring sophisticated content management without the robust publishing capabilities of Xpedio. Intra.doc! is a modular solution that can be configured for a project, workgroup or the entire enterprise. It features the same scalability, ease of installation and use and flexible architecture as Xpedio and additional Intra.doc! modules can easily be added as an organization's needs evolve. These modules enhance such functions as e-commerce sales of data and content, user profiling, archiving and replication or conversion of paper-based legacy data into Web content. Intra.doc! provided much of the underlying technology for the Xpedio Content Management Suite.

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

    TECHNOLOGY

    We believe our advanced technology provides our customers with a comprehensive solution for managing Web content across intranets, extranets and the Internet in less time, at lower cost and with better results than existing alternatives.

    PRODUCT ARCHITECTURE

    We believe that we have developed a unique and comprehensive architecture for meeting the technical demands of applications designed for Web content management through intranets, extranets and the Internet. By emphasizing open Web standards, our products provide an efficient architecture for organizations to build and deploy Web-publishing applications quickly and cost-effectively. We believe this architecture also provides a strong foundation on which we can deliver future products.

    Web-based Solution. Our products are designed to seamlessly and efficiently interface with Web browsers, eliminating the need to install additional client software. Xpedio is a server-based system written in Java, enabling it to function in both the Windows NT and UNIX environments. On the front end, our products utilize interfaces that are compatible with the leading Web browsers. Once the browser has been launched, users can automatically Web publish content, search for content utilizing Verity's search engine or navigate to a Web page and view authorized content via a standard browser, a plug-in or another viewing application. In addition, each piece of content is automatically fully indexed allowing for full-text searching through the Web browser. Xpedio also allows contributors to dynamically update both the Web content and the native file simultaneously. As Web architecture continues to evolve, our architecture strategy is to continue to develop our products as Web content management solutions that integrate seamlessly with an organization's existing intranet, extranet and Internet infrastructure.

    Content Conversion for Web-publishing. Content may be published to the Web through the Xpedio Content Publisher or directly from the Xpedio Content Server. When content is published through the Xpedio Content Publisher, user-established project definition files determine where the content is published and how it will look. The content is slotted into the appropriate pre-approved template, converted to HTML or XML from its native format and published to the Web. When content is published directly from the Xpedio Content Server, content is stored in its native language, meta data is attached and the content is automatically converted to a Web-based version without the formatting features available through Xpedio Content Publisher. Because there is no application server, content can be delivered very quickly, which eliminates consumer frustration with long wait times.

    Content Storage and Management. Xpedio stores data and content, including text and graphics, in its native format in a repository and enables access and management control features for this information. Utilizing a server-based architecture, Xpedio can access and manage vast amounts of content across a large number of intranet, extranet and Internet users in a geographically dispersed environment. Depending upon the needs of the organization, this storage can take place on a single server or across a large number of servers, affording efficient scalability. As a content manager, Xpedio enables standard library services such as check-in, check-out, version control and content history. This allows users to rapidly and securely access content while providing management functions.

    Xpedio is a multi-tiered, server-based system that is written in Java. The server layer contains all system processing logic and handles functions such as content conversion and connection to the relational database. This relational database is used to store all content profile information in the content repository. Published content is stored directly on the Web server and all file transfers are via hypertext transfer protocol, or HTTP. File access does not have to be processed with a common gateway interface, or CGI, script, thereby reducing retrieval time. A security plug-in is used on the server to reduce security complexity and speed processing. The ability to use standard HTTP provides a number of significant advantages such as the transfer of content through firewalls while using standard compression, encryption and certificate servers. HTTP allows organizations to keep their firewall configurations simple and secure.

    The architecture of our products embodies the following concepts that make them enterprise-scalable solutions that are easily deployable and can be utilized by a wide range of customers:

    o Ease of use and administration. Our products feature quick installation, often in a matter of days, ease-of-use for individual users and simple maintenance procedures for administrators. Xpedio's features automate many tasks that are usually performed manually.

    o Ease of integration. From inception, our products have been built on open Web standards enabling seamless integration into existing corporate environments. Our component architecture allows customers the ability to integrate immediately with other system components. For example, our compatibility with Windows NT domains and LDAP security frameworks allows our customers to efficiently integrate NT or LDAP central security with Xpedio to control and secure access to the content repository without duplicating their efforts.

    o Scalability. Our customers' business-critical information needs continue to expand and evolve. Our understanding of the scaling of a customer's future Web content management needs as volume and bandwidth increase across an enterprise ensures that our customers' information investments are protected and that they can continue to grow with our products.

    o Flexibility. With our open Web standards, multi-platform Java-based solution, we offer customers the flexibility to address both current Web content management problems and future needs utilizing their existing Internet infrastructure.

    We believe Xpedio is a comprehensive solution for organizations that require rapid Web publishing and sophisticated management of their Web content across intranets, extranets and the Internet. We believe that by fostering the creation and adoption of automated Web content management, we will be able to maintain and extend our technology leadership.

    RESEARCH AND DEVELOPMENT

    We have made substantial investments in research and development through both internal development and technology acquisitions. The majority of our recent research and development activity has been focused on developing our Xpedio Content Management Suite. We expect to develop most of our technology enhancements internally while continuing to evaluate externally developed technologies for integration into our Xpedio product line.

    In order to continue to provide product leadership in the Web content management market, we intend to make major product releases each year. The success of new introductions is dependent on several factors, including timely completion and market introduction, differentiation of new products and enhancements from those of our competitors and market acceptance of new products and enhancements.

    Our research and development expenditures for fiscal 1998, 1999 and 2000, were approximately $2.2 million, $2.2 million and $2.9 million, respectively. We expect that we will continue to commit significant resources to research and development in the future. All research and development costs have been expensed as incurred.

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

    CUSTOMERS

    Our customer base has grown to over 850 customers representing a diverse group of industries. Our customers range from small manufacturing firms to Fortune 500 companies. We are not dependent on any single customer or group of customers. Selected customers using Xpedio and Intra.doc! include:



    AEROSPACE AND AIRLINE            BANKING AND FINANCE               CONSUMER                 GAS AND UTILITIES
------------------------------    --------------------------    ------------------------    --------------------------
AlliedSignal                      Dean Witter Reynolds          Carlson Companies           Natural Gas Company of
Britannia Airways                 Fidelity                      Land O'Lakes                    Trinidad & Tobago
British Aerospace Airbus          GE Capital                    OfficeMax                   Sierra Pacific Power
The Sabre Group                   GE Investments                Revlon                      Wisconsin Electric Power
                                  ING Barings                   Target
                                  KPMG
                                  Merrill Lynch
                                  U.S. Bancorp Piper Jafray



  GOVERNMENT AND EDUCATION               HEALTH CARE                 MANUFACTURING                 TECHNOLOGY
------------------------------    --------------------------    ------------------------    --------------------------
County of San Mateo, CA           Allina Health System          Cargill                     Agilent Technologies
Lawrence Livermore                Guidant                       Eaton                       Data General
    National Labs                 Tufts Health Care             Ecolab                      Ericsson Telecom
Minnesota Department of           United Health Group           Fisher Controls             Fujitsu
    Transportation                Wellmark Blue Cross Blue      General Motors              GTE Internetworking
Swiss Highway Authority           Shield of Iowa                Honeywell                   Hewlett-Packard
University of California                                        Maytag                      IBM
University of Minnesota                                         Toro                        Lucent Technologies
                                                                Toyota USA                  Rockwell Collins
                                                                TRW                         Siemens Microelectronics
                                                                Zilog                       Sony
                                                                                            SPS Commerce
                                                                                            Synopsys
                                                                                            Xerox

                                       11

    SALES AND MARKETING

    We market and sell our products using a combination of direct and indirect distribution channels. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach typically includes a technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products' capabilities and direct negotiations with our sales staff. In addition, we have an internal telemarketing operation that is responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2000, we had a worldwide total of 50 direct sales, sales support and marketing personnel. Our goal is to increase both the number and geographic scope of our direct sales force.

    We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets. None of our distribution partners have exclusive distribution rights.

    We use a variety of marketing programs to build market awareness of our brand name and our products, as well as to attract potential customers to our products. A broad mix of programs is used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements, Web site marketing and joint marketing programs. Our marketing organization produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations. Our joint marketing and distribution partners include Adobe Systems, Inc. and Verity, Inc. In addition, our Xpedio and Intra.doc! products incorporate Adobe and Verity technology. Verity also sells our products using its own direct sales force pursuant to a non-exclusive reseller agreement.

    COMPETITION

    The market for Web content management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary source of competition is from Web content management products targeted at large Internet Web sites, including those offered by companies such as Documentum, Inc., Interwoven, Inc. and Vignette Corporation. These products are oriented towards large business-to-consumer Web sites with many collaborating Web developers.

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

    Competition in our market could materially and adversely affect our ability to obtain revenues from software license fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software. In either case, we cannot be sure that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.


    PROPRIETARY RIGHTS

    We rely on a combination of copyright, trade secret, trademark, confidentiality procedures and contractual provisions to protect our proprietary rights. United States and international copyright laws provide limited protections for our software, documentation and other written materials. We license our products in object code format for limited use by customers. We treat the source code for our products as a trade secret and we require all employees and third-parties who need access to the source code to sign non-disclosure agreements. We have registered the trademarks IntraNet Solutions and Intra.doc!, in the United States and Canada and have applied for trademark registration in the United States for the Xpedio mark.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. Our efforts to protect our proprietary rights may not be adequate or our competitors may independently develop similar technology. Our failure to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

    We have not received notice of any claims of infringement, except with respect to our Xpedio mark as described below. We cannot be sure that third parties will not make additional claims of infringement with respect to our current or future products. We expect that developers of Web content management products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

    We have been notified by a third party that it believes our Xpedio mark infringes its trademark. We will cease the use of this mark by December 31, 2000 and will develop and adopt a new mark.

    EMPLOYEES

    As of March 31, 2000, we had 136 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

    WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR PROSPECTS.

    Significant sales of our Xpedio Content Management Suite, which includes Xpedio Content Server, Xpedio Content Publisher and Xpedio Web Asset Management, began following our acquisition of InfoAccess, Inc. in September 1999. Accordingly, we have only a limited operating history in our current product line on which you can base your evaluation of our business and prospects. In addition, our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets. Many of these risks are discussed under the subheadings below.

    FLUCTUATIONS IN OUR OPERATING RESULTS MAY MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

    While our products and services are not seasonal, our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. A large part of our sales typically occur in the last month of a quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically. In addition, our sales cycles may vary, making the timing of sales difficult to predict. Furthermore, our infrastructure costs are generally fixed. As a result, modest fluctuations in revenues between quarters may cause large fluctuations in operating results. These factors all tend to make the timing of revenues unpredictable and may lead to high period-to-period fluctuations in operating results.

    Our quarterly revenues and operating results may fluctuate for several additional reasons, many of which are outside of our control, including the following:

    o demand for our products and services;

    o the timing of new product introductions and sales of our products and services;

    o unexpected delays in introducing new products and services;

    o increased expenses, whether related to sales and marketing, research and development or administration;

    o changes in the rapidly evolving market for Web content management solutions;

    o the mix of revenues from product licenses and services, as well as the mix of products licensed;

    o the mix of services provided and whether services are provided by our staff or third-party contractors;

    o the mix of domestic and international sales;

    o costs related to possible acquisitions of technology or businesses;

    o general economic conditions; and

    o public announcements by our competitors.

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

    POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT'S ATTENTION.

    We may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of acquired businesses or products may divert management time and resources from our existing business and operations. To finance acquisitions, we may use a substantial portion of our available cash or we may issue additional securities, which would cause dilution to our shareholders.

    WE MAY NOT BE PROFITABLE IN THE FUTURE.

    Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our recent quarterly profitability (excluding expenses incurred in connection with the acquisition of InfoAccess in the quarter ended September 30, 1999). If we do not sustain our recent quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

    o the demand for our products;

    o our ability to quickly introduce new products;

    o the level of product and price competition;

    o our ability to control costs; and

    o general economic conditions.

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

    We anticipate that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on commercially favorable terms, or at all. We are not currently involved in any intellectual property litigation. We have been notified by a third party that it believes our Xpedio mark infringes its trademark. We will cease the use of this mark by December 31, 2000 and will develop and adopt a new mark.

    We rely on trade secret protection, confidentiality procedures and contractual provisions to protect our proprietary information. Despite our attempts to protect our confidential and proprietary information, others may gain access to this information. Alternatively, other companies may independently develop substantially equivalent information. We have been issued trademarks for the Intranet Solutions and Intra.doc! marks.

    OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS.

    Our products utilize interfaces that are compatible with commercial Web browsers. In addition, Xpedio is a server-based system written in Java that functions in both Windows NT and UNIX environments. We must continually modify our products to conform to commercial Web browsers and operating systems. If our products were to become incompatible with commercial Web browsers and operating systems, our business would be harmed. In addition, uncertainty related to the timing and nature of product introductions or modifications by vendors of Web browsers and operating systems may have a material adverse effect on our business, operating results and financial condition.

    WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS FAIL TO PERFORM TO SPECIFICATIONS.

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

    The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

    o variations in quarterly operating results;

    o changes in estimates by securities analysts;

    o changes in market valuations of companies in our industry;

    o announcements by us of significant events, such as major sales, acquisitions of businesses or losses of major customers;

    o additions or departures of key personnel; and

    o sales of our equity securities.

    OUR PERFORMANCE WILL DEPEND ON THE CONTINUING GROWTH AND ACCEPTANCE OF THE WEB.

    Our products are designed to be used with intranets, extranets and the Internet. If the use of these methods of electronic communication does not grow, our business, operating results and financial condition may be materially adversely affected. Continued growth in the use of the Web will require ongoing and widespread interest in its capabilities for communication and commerce. Its growth will also require maintenance and expansion of the infrastructure supporting its use and the development of performance improvements, such as high speed modems. The Web infrastructure may not be able to support the demands placed on it by continued growth. The ongoing development of corporate intranets depends on continuation of the trend toward network-based computing and on the willingness of businesses to reengineer the processes used to create, store, manage and distribute their data. All of these factors are outside of our control.

    OUR EXISTING SHAREHOLDERS WILL HAVE SIGNIFICANT INFLUENCE OVER INTRANET SOLUTIONS.

    Robert F. Olson, our President and Chief Executive Officer, holds approximately 12.7% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 15.1% of our common stock. These persons have significant influence over IntraNet Solutions' affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 2.    PROPERTIES

    In August 2000, the Company will begin a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which will be the new corporate headquarters facilities. The Company is currently leasing approximately 18,000 square feet for its headquarters pursuant to a lease expiring in July 2005, which the Company believes will be sublet in approximately September 2000 for the remainder of the lease term. Additionally, the Company leases approximately 16,000 square feet of office space in Bellevue, Washington, and Boston, Massachusetts pursuant to leases expiring in May 2002 and April 2002, respectively. Management believes that the Company's new facilities are suitable and adequate for current office requirements.

ITEM 3.    LEGAL PROCEEDINGS

    The Company is not currently a party to any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2000.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Shareholder Matters" in the Company's Annual Report to Shareholders for the year ended March 31, 2000 (the "2000 Annual Report") included in this Form 10-K as Exhibit 13.1.

ITEM 6.    SELECTED FINANCIAL DATA

    Incorporated herein by reference is the information appearing under the heading "Selected Consolidated Financial Data" in the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference is the information appearing under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the 2000 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference is the information appearing under the headings "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity (Deficit)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Report of Independent Certified Public Accountants" in the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant

    Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the annual meeting of Shareholders to be held on August 30, 2000 (the "Proxy Statement").

(b) Executive Officers of the Registrant

The Executive Officers of the Company are:


NAME                         AGE              POSITION
----                         ---              --------
Robert F. Olson               44              President,  Chief  Executive  Officer  and  Chairman of
                                              the Board
Vernon J. Hanzlik             42              Vice President, Sales
Gregg A. Waldon               39              Chief  Financial  Officer,  Secretary,   Treasurer  and
                                              Director

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

    Vernon J. Hanzlik has served as our Vice President, Sales since October 1999. He has been employed by IntraNet Solutions and its predecessor company since 1991, serving as Vice President, Strategic Development from April 1999 to October 1999 and as Vice President, Product Marketing from June 1996 to April 1999. Prior to that time, Mr. Hanzlik held marketing and application consulting positions with Lee Data Corporation, a computer hardware manufacturer.

    Gregg A. Waldon has served as our Chief Financial Officer, Treasurer and Secretary, and as a director, since April 1999. From 1992 to April 1999, he held various financial management positions with GalaGen Inc., a publicly traded nutritional ingredients company, where he served as Chief Financial Officer since November 1994. Prior to that time, Mr. Waldon was employed by PricewaterhouseCoopers LLP.

    Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

(c) Compliance with Section 16(a) of the Exchange Act

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


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report:

       1.    Financial Statements:

             The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity (Deficit)", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants" in the 2000 Annual Report.

       2. The following consolidated financial statement schedules of the Company are included in Item 14(d):

             Schedule II    Valuation and Qualifying Accounts

       3. See Item 14(c) below for a listing of exhibits filed as part of this Annual Report on Form 10K

(b)    Reports on Form 8-K

             No reports on Form 8-K were filed for the quarter ended March 31, 2000.

c)     Exhibits:

             The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 2000.

                                  EXHIBIT INDEX

         FILE       DESCRIPTION                               REFERENCE
         ---------- ---------------------------------------   ------------------------------------------------
         3.1        Amended and Restated Articles of          Incorporated  by  reference to Exhibit 3.1 of
                    Incorporation                             the  Registrant's  registration statement on
                                                              Form SB-2, File No. 333-14175

         3.2        Bylaws                                    Incorporated  by  reference to Exhibit A of the
                                                              Registrant's  registration  statement  on
                                                              Definitive Proxy Statement Schedule 14A filed
                                                              with the Securities and Exchange commission
                                                              July 22, 1997, File No. 0-19817

         4.5        Form of Stock Purchase Warrant issued     Incorporated  by  reference to Exhibit 4.1 of
                    to purchases of units containing the      the Registrant's Form 10-QSB for the three
                    Registrant's Series A convertible         months ended June 30, 1997.
                    preferred stock and Stock Purchase
                    Warrants

         10.4       IntraNet Solutions, Inc. 1994-1997        Incorporated by reference to Exhibit 10.4 of
                    Stock Option and Compensation Plan        the  Registrant's registration statement on
                                                              Form SB-2, File No. 333-14175.

         10.16      Schedule identifying certain material     Incorporated by reference to Exhibit 10.16 of
                    details of documents substantially        the Registrant's Form 10-KSB for the fiscal
                    identical to those set forth in           year ended March 31, 1997.
                    Exhibits 10.17, 10.18, 10.19 and 10.20

         10.17      Promissory Note dated December 20,        Incorporated to Exhibit 10.17 of the
                    1996, made by the Registrant in favor     Registrant's Form 10KSB for the fiscal year
                    of Rita M. Olson                          ended March 31, 1997.

         10.18      Amendment dated March 4, 1997, to the     Incorporated by reference to Exhibit 10.18 of
                    Promissory Note made by the               the Registrant's Form 10KSB for the fiscal
                    Registrant in favor of Rita M. Olson      year ended March 31, 1997.
                    dated December 20, 1996

         10.19      Amendment dated June 5, 1997, by and      Incorporated by reference to Exhibit 10.19 of
                    between the Registrant and  Rita M.       the Registrant's Form 10-KSB for the fiscal
                    Olson dated December 20, 1996             year ended March 31, 1997.

         10.20      Stock Purchase Warrant Agreement          Incorporated by reference to Exhibit 10.20 of
                    dated December 20, 1996, by and           the Registrant's Form 10-KSB for the fiscal
                    between the Registrant and Rita M.        year ended March 31, 1997.
                    Olson

         10.21      Note Conversion and Subscription          Incorporated  by reference to Exhibit 10.21 of
                    Agreement dated                           the Registrant's Form 10-KSB



                    June 6, 1997, by and between              for the fiscal year ended March 31, 1997.
                    the Registrant and Rita M. Olson


         10.26      Employment Agreement Dated April 1,       Incorporated  by reference to Exhibit 10.26 of
                    1999, by and between the Registrant       the Registrant's statement on Form S-1, File
                    and Gregg A. Waldon.                      No. 333-77389.

         10.28      InfoAccess, Inc. 1990 Stock Option        Incorporated by reference to Exhibit 99.1 of
                    Plan as amended September 29, 1999        Registrant's statement on Form S-8, File No.
                                                              333-90843

         10.29      InfoAccess, Inc. 1995 Stock Option        Incorporated by reference to Exhibit 99.2 of
                    Plan as amended September 29, 1999        Registrant's statement on Form S-8, File No.
                                                              333-90843

         10.30      Employment Agreement Dated August 1,      Incorporated by reference to Exhibit 10.30 of
                    1999, by and between the Registrant       the Registrant's Form 10-Q for the three
                    and Robert F. Olson.                      months ended September 30, 1999.

         10.31      Employee Stock Option and                 Incorporated by reference to Exhibit 10.31 of
                    compensation Plan IntraNet Solutions,     the Registrant's Form 10-Q for the three
                    Inc. 1999 Employee Stock Option and       months ended September 30, 1999.
                    compensation Plan.

         13.1       2000 Annual Report to Shareholders.       Electronic transmission

         21         Subsidiaries of Registrant                Electronic transmission

         23.1       Consent of Grant Thornton LLP             Electronic transmission

         24.1       Powers of Attorney                        Set forth on signature page.

         27         Financial  Data  Schedule for the year    Electronic transmission
                    ended March 31, 2000.

(d)      Schedule IntraNet Solutions, Inc and Subsidiaries

                  Schedule II Valuation of Qualifying Accounts

                    COLUMN A                    COLUMN B         COLUMN C          COLUMN D         COLUMN E
                  -------------               --------------    -------------    --------------    ------------
                                               BALANCE AT                                          BALANCE
                                               BEGINNING                                           AT END OF
                  DESCRIPTION                  OF PERIOD        ADDITIONS        DEDUCTIONS          PERIOD
                 -------------               --------------    -------------    --------------    ------------
                                                                      (IN THOUSANDS)
     Deducted From Assets:
        Allowance for doubtful accounts:


         Year ended March 31, 1998            $     80          $   328           $   --           $   408
                                              ========          =======           ======           =======

         Year ended March 31, 1999            $    408          $   692           $  790           $   310
                                              ========          =======           ======           =======

         Year ended March 31, 2000            $    310          $ 1,249           $1,029           $   530
                                              ========          =======           ======           =======


                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                             ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders
IntraNet Solutions, Inc.

              In connection with our audits of the consolidated financial statements of IntraNet Solutions, Inc. and subsidiaries referred to in our report dated May 5, 2000, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited
Schedule II for each of the three years in the period ended March 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                   /s/ Grant Thornton LLP


Minneapolis, Minnesota
May 5, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 20, 2000.

                                 INTRANET SOLUTIONS, INC.


                                 By /s/ Robert F. Olson
                                    --------------------------------------------
                                    Robert F. Olson, President,
                                    Chief Executive Officer and
                                    Chairman of the Board

                               POWER OF ATTORNEY

    Each of the undersigned hereby appoints Robert F. Olson and Gregg A. Waldon, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 2000.


                                    /s/ Robert F. Olson
                                    --------------------------------------------
                                    Robert F. Olson, President, Chief Executive
                                        Officer and Chairman of the Board
                                        (Principal Executive Officer)


                                    /s/ Gregg A. Waldon
                                    --------------------------------------------
                                    Gregg A. Waldon, Chief Financial Officer,
                                        Secretary, Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer) and Director



                                    /s/ Ronald E. Eibensteiner
                                    --------------------------------------------
                                    Ronald E. Eibensteiner, Director



                                    /s/ Kenneth H. Holec
                                    --------------------------------------------
                                    Kenneth H. Holec, Director



                                    /s/ Steven C. Waldron
                                    --------------------------------------------
                                    Steven C. Waldron, Director

                                EXHIBIT INDEX



         FILE       DESCRIPTION                             REFERENCE
         ---------- --------------------------------------- ------------------------------------------------
         3.1        Amended and  Restated Articles of       Incorporated by reference to Exhibit 3.1 of
                    Incorporation                           the Registrant's registration statement on
                                                            Form SB-2, File No. 333-14175

         3.2        Bylaws                                  Incorporated by reference to Exhibit A of the
                                                            Registrant's registration statement on
                                                            Definitive Proxy Statement Schedule 14A filed
                                                            with the Securities and Exchange commission
                                                            July 22, 1997, File No. 0-19817

         4.5        Form of Stock Purchase Warrant issued   Incorporated by reference to Exhibit 4.1 of
                    to purchases of units containing the    the Registrant's Form 10-QSB for the three
                    Registrant's Series A convertible       months ended June 30, 1997.
                    preferred stock and Stock Purchase
                    Warrants

         10.4       IntraNet Solutions, Inc. 1994-1997      Incorporated by reference to Exhibit 10.4 of
                    Stock Option and Compensation Plan      the Registrant's registration statement on
                                                            Form SB-2, File No. 333-14175.

         10.16      Schedule identifying certain material   Incorporated by reference to Exhibit 10.16 of
                    details of documents substantially      the Registrant's Form 10-KSB for the fiscal
                    identical to those set forth in         year ended March 31, 1997.
                    Exhibits 10.17, 10.18, 10.19 and 10.20

         10.17      Promissory Note dated December 20,      Incorporated to Exhibit 10.17 of the
                    1996, made by the Registrant in favor   Registrant's Form 10KSB for the fiscal year
                    of Rita M. Olson                        ended March 31, 1997.

         10.18      Amendment dated March 4, 1997, to the   Incorporated by reference to Exhibit 10.18 of
                    Promissory Note made by the             the Registrant's Form 10KSB for the fiscal
                    Registrant in favor of Rita M. Olson    year ended March 31, 1997.
                    dated December 20, 1996

         10.19      Amendment dated June 5, 1997, by and    Incorporated by reference to Exhibit 10.19 of
                    between the Registrant and Rita M.      the Registrant's Form 10-KSB for the fiscal
                    Olson dated December 20, 1996           year ended March 31, 1997.

         10.20      Stock Purchase Warrant Agreement        Incorporated by reference to Exhibit 10.20 of
                    dated December 20, 1996, by and the     Registrant's Form 10-KSB for the fiscal
                    between the Registrant and Rita M.      year ended March 31, 1997.
                    Olson

         10.21      Note Conversion and Subscription        Incorporated by reference to Exhibit 10.21 of
                    Agreement dated June 6, 1997, by and    the Registrant's Form 10-KSB for the fiscal
                    between the Registrant and Rita M.      year ended March 31, 1997.
                    Olson



         10.26      Employment Agreement Dated April 1,     Incorporated by reference to Exhibit 10.26 of
                    1999, by and between the Registrant     the Registrant's statement on Form S-1, File
                    and Gregg A. Waldon.                    No. 333-77389.

         10.28      InfoAccess, Inc. 1990 Stock Option      Incorporated by reference to Exhibit 99.1 of
                    Plan as amended September 29, 1999      Registrant's statement on Form S-8, File No.
                                                            333-90843

         10.29      InfoAccess, Inc. 1995 Stock Option      Incorporated by reference to Exhibit 99.2 of
                    Plan as amended September 29, 1999      Registrant's statement on Form S-8, File No.
                                                            333-90843

         10.30      Employment Agreement Dated August 1,    Incorporated by reference to Exhibit 10.30 of
                    1999, by and between the Registrant     the Registrant's Form 10-Q for the three
                    and Robert F. Olson.                    months ended September 30, 1999.

         10.31      Employee Stock Option and               Incorporated by reference to Exhibit 10.31 of
                    compensation Plan IntraNet Solutions,   the Registrant's Form 10-Q for the three
                    Inc.1999 Employee Stock Option and      months ended September 30, 1999.
                    compensation Plan.

         13.1       2000 Annual Report to Shareholders.     Electronic transmission

         21         Subsidiaries of Registrant              Electronic transmission

         23.1       Consent of Grant Thornton LLP           Electronic transmission

         24.1       Powers of Attorney                      Set forth on signature page.

         27         Financial Data Schedule for the year    Electronic transmission
                    ended March 31, 2000.