Form 10-Q
period 2000-06-30
INTRANET SOLUTIONS INC
filed 2000-08-11
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from
     _____________________ to _____________________.

Commission file number 0-19817.

                            IntraNet Solutions, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                           41-1652566
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


7777 Golden Triangle Drive, Eden Prairie, Minnesota              55344-3736
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(952) 903-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

8091 Wallace Road, Eden Prairie, MN 55344-3775
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 21,294,874 shares as of August 4, 2000.

                                      INDEX

                            INTRANET SOLUTIONS, INC.

                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2000...........3

          Condensed Consolidated Statements of Earnings - Three months ended
          June 30, 2000 and 1999.............................................................4

          Condensed Consolidated Statements of Cash Flows - Three months ended
          June 30, 2000 and 1999.............................................................5

          Notes to Condensed Consolidated Financial Statements...............................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations...................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................18


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................19

SIGNATURES..................................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            INTRANET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             JUNE 30,           MARCH 31,
                                                                                               2000                2000
                                                                                          --------------      --------------
ASSETS                                                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and equivalents................................................................    $      4,629        $       8,859
  Short-term investments..............................................................         149,826              124,883
  Accounts receivable, net............................................................           9,499                7,446
  Notes receivable....................................................................             126                  126
  Inventories.........................................................................              55                  149
  Prepaid expenses and other current assets...........................................           1,722                  663
  Prepaid royalties...................................................................           1,154                1,231
                                                                                          -------------       --------------
       Total current assets...........................................................         167,011              143,357

Property and equipment, net...........................................................           1,133                  887
Other investments.....................................................................           1,049                  832
Prepaid royalties, net of current.....................................................           2,106                1,644
Prepaid expenses and other, net of current............................................             131                  161
Other.................................................................................             401                  434
                                                                                          -------------       --------------
       Total assets                                                                       $    171,831        $     147,315
                                                                                          =============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Long-term obligations...............................................................    $         46        $         115
  Accounts payable....................................................................           1,152                2,922
  Deferred revenues...................................................................           1,484                1,433
  Commissions payable.................................................................             839                  811
  Accrued expenses....................................................................           1,083                  964
                                                                                          -------------       --------------
       Total current liabilities......................................................           4,604                6,245

Long-term obligations, net of current maturities......................................              --                   11
Deferred revenue, net of current portion..............................................              89                   89
                                                                                          -------------       --------------
       Total liabilities..............................................................           4,693                6,345
                                                                                          -------------       --------------

SHAREHOLDERS' EQUITY:
Common stock..........................................................................             213                  207
Additional paid-in capital............................................................         176,469              153,296
Accumulated deficit ..................................................................          (9,544)             (12,533)
                                                                                          -------------       --------------
       Total shareholders' equity.....................................................         167,138              140,970
                                                                                          -------------       --------------
       Total liabilities and shareholders' equity                                         $    171,831        $     147,315
                                                                                          =============       ==============

                             See accompanying notes.

Note: The balance sheet at March 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            INTRANET SOLUTIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                           -----------------------------------
                                                                                                 2000              1999
                                                                                           -----------------------------------
                                                                                                      (unaudited)
REVENUES:
    Software..........................................................................     $       7,447     $       3,475
    Technical services and support....................................................             2,015               972
                                                                                           -------------     -------------
        Total revenues................................................................             9,462             4,447


COST OF REVENUES:
    Software..........................................................................               665               324
    Technical services and support....................................................             1,158               412
                                                                                           -------------     -------------
        Total cost of revenues........................................................             1,823               736
                                                                                           -------------     -------------
        Gross profit..................................................................             7,639             3,711

OPERATING EXPENSES:
    Sales and marketing...............................................................             4,419             1,941
    General and administrative........................................................             1,427               914
    Research and development..........................................................             1,054               572
                                                                                           -------------     -------------
        Total operating expenses......................................................             6,900             3,427
                                                                                           -------------     -------------
        Income from operations........................................................               739               284

OTHER INCOME:
    Interest income, net..............................................................             2,250                33
                                                                                           -------------     -------------

NET INCOME............................................................................     $       2,989     $         317
                                                                                           =============     =============

BASIC NET INCOME PER COMMON SHARE.....................................................     $        0.14     $        0.02
DILUTED NET INCOME PER COMMON SHARE...................................................     $        0.13     $        0.02

WEIGHTED AVERAGE SHARES - BASIC.......................................................            21,195            13,463
WEIGHTED AVERAGE SHARES - DILUTED.....................................................            23,092            14,760


                             SEE ACCOMPANYING NOTES.

                            INTRANET SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                                ----------------------------
                                                                                                    2000           1999
                                                                                                ----------------------------
OPERATING ACTIVITIES:
   Net income..............................................................................     $       2,989  $         317
   Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization.........................................................               153            134
     Non-cash marketing expense............................................................               163             --
     Changes in operating assets and liabilities...........................................            (4,912)           (58)
   Other...................................................................................                --             35
                                                                                                -------------  -------------
   Net cash flows provided by (used in) operating activities...............................            (1,607)           428
                                                                                                -------------  -------------

INVESTING ACTIVITIES:
   Purchases of short-term investments.....................................................        (2,066,629)            --
   Maturities and sales of short-term investments .........................................         2,041,686             --
   Purchases of fixed assets...............................................................              (399)          (554)
   Other investments                                                                                     (410)            --
                                                                                                -------------  -------------
   Net cash used in investing activities...................................................           (25,752)          (554)
                                                                                                -------------  -------------

FINANCING ACTIVITIES:
   Net advances (repayments) from revolving credit facility................................                --           (322)
   Payments on long-term obligations ......................................................               (80)           (46)
   Issuance of common stock, net of offering expenses......................................            22,729         23,519
   Proceeds from exercise of stock options and warrants....................................               480          1,525
   Other...................................................................................                --            (78)
                                                                                                -------------  -------------
   Net cash flows provided by financing activities.........................................            23,129         24,598
                                                                                                -------------  -------------

Net increase (decrease) in cash............................................................            (4,230)        24,472
Cash and cash equivalents, beginning of period.............................................             8,859          2,177
                                                                                                -------------  -------------
Cash and cash equivalents, end of period...................................................     $       4,629  $      26,649
                                                                                                =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid for interest..................................................................     $           3  $          19

DETAIL OF CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable.....................................................................     $      (2,053) $        (729)
   Inventories.............................................................................                94           (227)
   Prepaid expenses and other current assets...............................................            (1,381)          (129)
   Accounts payable........................................................................            (1,770)           328
   Accrued expenses and other current liabilities..........................................               198            699
                                                                                                -------------  -------------
   Net changes in operating assets and liabilities.........................................     $      (4,912) $         (58)
                                                                                                =============  =============


                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and March 31, 2000 and the results of operations for the three months ended June 30, 2000 and 1999 and cash flows for the three months ended June 30, 2000 and 1999. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the full year.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition: The Company currently derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped, the fee is determinable and collectible, and no significant obligations remain related to implementation. Technical services and support revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

     Short-term Investments: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of June 30, 2000 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

     Reclassifications: Certain reclassifications have been made to the three month periods ending June 30, 1999 to conform with the presentation used in the June 30, 2000 financial statements. The reclassifications did not effect net income or shareholders' equity as previously reported.

     Net Income per Common Share: The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method).

3.   SHAREHOLDERS' EQUITY

     Common stock offering: The Company consummated a common stock offering on June 3, 1999, consisting of 3,230 shares of common stock at an $8.00 per share price to the public. The net proceeds of the Offering, after underwriting discounts, commissions and offering costs of approximately $2,300, was approximately $23,500. In July 1999, the underwriters' exercised their 15% over-allotment, resulting in the sale of an additional 485 shares of common stock. The net proceeds from the exercise of the over-allotment were approximately $3,400.

     On March 9, 2000, the Company completed a secondary offering of 2,305 shares of its common stock and received net proceeds of approximately $100,000. The proceeds from both offerings will be used for working capital and general corporate purposes. On April 10, 2000, 520 shares of the underwriters' over allotment option from the Company's March 9, 2000 secondary offering were issued for net proceeds of approximately $22,729.


4.   ACQUISITION

     On September 29, 1999, the Company completed its acquisition of InfoAccess, using the pooling-of-interests method of accounting. Accordingly, the condensed consolidated financial statements, and related notes, have been restated to include the operations and balance sheet amounts of InfoAccess in all periods presented. Each share of InfoAccess common stock outstanding at the time of the merger was converted into the right to receive 0.31230 shares of common stock of the Company in accordance with the merger agreement. An aggregate of 1,803 shares of common stock of the Company were issued in exchange for the 5,775 shares of common stock of InfoAccess outstanding at the time of the acquisition. In addition, the Company converted 1,207 outstanding options to purchase InfoAccess common stock into 377 options to acquire the Company's common stock, on substantially the same terms as the original option agreement.


5.   SUBSEQUENT EVENT

     On July 10, 2000, the Company acquired the Information Exchange Division ("IED") of Inso Corporation ("Inso"). IED is the market leader in Web conversion and mobile device viewing technologies and applications. Its products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). Additionally, IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile devices to readily view files from desktop applications. The transaction will be accounted for under the purchase method of accounting. The Company paid aggregate consideration to Inso in the transaction of $55,000 in cash, 10% of which is being held in escrow for eighteen months to satisfy potential indemnification claims. The Company anticipates recording approximately $50,000 in intangible assets, including approximately $10,400 of in-process research and development which will be expensed when the acquisition is recorded. The remaining intangible assets will be amortized over approximately a three year period.

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

     Our experience in assisting organizations in managing their diverse business information, such as CAD files, engineering schematics, design specifications, audio and video clips, graphics and traditional documents, led us to identify the need for a comprehensive and easily deployed solution for Web content management. In fiscal 1997, we launched our first Web-based software product. We incorporated Java server architecture into this product in January 1998 and released an enhanced enterprise-scaleable version in September 1998. In order to focus our resources exclusively on developing and marketing Web content management solutions, we have disposed of our other businesses. In mid-1998, we completed the final sale of substantially all of our on-demand publishing assets, and we sold our hardware integration operations in late 1998. Since October 1998, we have focused exclusively on developing and marketing Web content management solutions. In September 1999, we acquired InfoAccess, Inc. in a transaction accounted for as a pooling-of-interests. Following the acquisition, we released the Xpedio Content Management Suite. The Xpedio Content Management Suite combines proven features of our Web-based content management solution with technology from InfoAccess that automatically converts content from a source object to HTML or XML to publish a Web site.

     We currently derive all of our revenues from licenses of our software products and related services. Revenues are recognized on product licenses when evidence of a purchase arrangement exists, the product has been shipped, the fee is determinable and collectible, and no significant obligation remain related to implementation. Revenues for technical services and support consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

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

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we have an accumulated deficit of approximately $9.5 million at June 30, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

     On July 10, 2000, we acquired the Information Exchange Division ("IED") of Inso Corporation. IED is the market leader in Web conversion and mobile device viewing technologies and applications. Its products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). Additionally, IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile devices to readily view files from desktop applications. The transaction will be accounted for under the purchase method of accounting. We paid aggregate consideration to Inso in the transaction of $55 million in cash. We anticipate recording approximately $50 million in intangible assets, including approximately $10.4 million of in-process research and development which will be expensed at the date of acquisition. The remaining intangible assets will be amortized over approximately a three year period. IntraNet Solutions' consolidated statement of earnings for the quarter ended June 30, 2000 does not reflect any activity for this July 2000 acquisition.



RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

     Total revenues increased by $5.0 million, or 113%, to $9.5 million for the three months ended June 30, 2000 from $4.4 million for the three months ended June 30, 1999. The increase in revenues was attributable to the expansion of our customer base and increased sales to existing customers.

     Product Licenses. Revenues for product licenses increased by $3.9 million, or 114%, to $7.4 million for the three months ended June 30, 2000 from $3.5 million for the three months ended June 30, 1999. The increase in revenues for product licenses was attributable to the expansion of our customer base, increased sales to existing customers and the continuing launch of our Xpedio Content Management Suite.

     Services. Revenues for services increased by $1.0 million or 107%, to $2.0 million for the three months ended June 30, 2000 from $1.0 million for the three months ended June 30, 1999. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased by $1.1 million or 148%, to $1.8 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999. Total cost of revenues as a percentage of total revenues was 19% for the three months ended June 30, 2000 compared to 17%
for the three months ended June 30, 1999. Gross profit increased by $3.9 million, or 106%, to $7.6 million for the three months ended June 30, 2000 from $3.7 million for the three months ended June 30, 1999. Total gross profit as a percentage of total revenues was 81% for the three months ended June 30, 2000 compared to 83% for the three months ended June 30, 1999. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

     Product Licenses. Cost of revenues for product licenses increased by $341,000, or 105%, to $665,000 for the three months ended June 30, 2000 from $324,000 for the three months ended June 30, 1999. Gross profit as a percentage of revenues for product licenses was 91% for the three months ended June 30, 2000 and 1999.

     Services. Cost of revenues for services increased by $746,000, or 181%, to $1.2 million for the three months ended June 30, 2000 from $412,000 for the three months ended June 30, 1999. Gross profit as a percentage of revenues for services was 43% for the three months ended June 30, 2000 compared to 58% for the three months ended June 30, 1999. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased recruiting and staffing costs for consulting services personnel.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $2.5 million, or 128%, to $4.4 million for the three months ended June 30, 2000 from $1.9 million for the three months ended June 30, 1999. Sales and marketing expenses as a percentage of total revenues were 47% for the three months ended June 30, 2000 compared to 44% for the three months ended June 30, 1999. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, branding, public relations and trade shows.

     General and Administrative. General and administrative expenses increased by $0.5 million, or 56%, to $1.4 million for the three months ended June 30, 2000 from $0.9 million for the three months ended June 30, 1999. General and administrative expenses as a percentage of total revenues were 15% for the three months ended June 30, 2000 compared to 21% for the three months ended June 30, 1999. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

     Research and Development. Research and development expenses increased by $0.5 million, or 84%, to $1.1 million for the three months ended June 30, 2000 from $0.6 million for the three months ended June 30, 1999. Research and development expenses as a percentage of total revenues were 11% for the three months ended June 30, 2000 compared to 13% for the three months ended June 30, 1999. The decrease in research and development expenses as a percentage of total revenues was primarily due to an increase in total revenues partially offset by increases in staffing and related costs to support new products and product enhancements.

OTHER INCOME, NET

     Net interest income was $2.3 million for the three months ended June 30, 2000 compared to net interest income of $33,000 for the three months ended June 30, 1999. Net interest income for the three months ended June 30, 2000 and 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.

NET OPERATING LOSS CARRYFORWARDS

     As of March 31, 2000, we had net operating loss carryforwards of approximately $35.7 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash used by operating activities was $1.6 million for the quarter ended June 30, 2000, compared to net cash provided by operating activities of $0.4 million for the quarter ended June 30, 1999.

     To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 2000 and 1999 were $399,000 and $554,000, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At June 30, 2000, we had approximately $600,000 in tenant improvement commitments related to our new headquarter facilities.

     As of June 30, 2000, we had $4.6 million in cash and equivalents, $149.8 million in short-term investments and $162.4 million in working capital. Net cash provided by financing activities was $23.1 million for the three months ended June 30, 2000 and $24.6 million for the three months ended June 30, 1999. In June 1999, we completed a public offering of our common stock that raised approximately $27.0 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $3.0 million. In March 2000, we completed a public offering of our common stock that raised approximately $100 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $5.9 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million. In July 1999, we closed our revolving line-of-credit facility with Diversified Business Credit, Inc.

     We currently believe that the cash and cash equivalents on hand together with revenues from operations will be sufficient to meet our working capital requirements for the foreseeable future. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

     The Company continues to evaluate potential strategic acquisitions that could utilize equity and, or, cash resources. Such opportunities could develop quickly due to market and competitive factors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FASB Interpretation 44, Interpretation of APB Opinion 25 (FIN 44) was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through June 30, 2000.


RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the first quarter ended June 30, 2000 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 2000 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

     Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly profitability (excluding expenses incurred in connection with the acquisition of InfoAccess in the quarter ended September 30,
1999). If we do not sustain our quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

OUR EXISTING SHAREHOLDERS WILL HAVE SIGNIFICANT INFLUENCE OVER INTRANET
SOLUTIONS.

     Robert F. Olson, our President and Chief Executive Officer, holds approximately 12.7% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 15.9% of our common stock. These persons have significant influence over IntraNet Solutions' affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(A.)      EXHIBITS

                                  EXHIBIT INDEX

      FILE                   DESCRIPTION                                   REFERENCE
      ----                   -----------                                   ---------
       3.1     Amended and Restated Articles of                  Incorporated by reference to
               Incorporation                                     Exhibit 3.1 of the Registrant's
                                                                 Form 10-Q for the quarter ended
                                                                 December 31, 1999

       3.2     Bylaws                                            Incorporated by reference to
                                                                 Exhibit A of the Registrant's
                                                                 Definitive Proxy Statement Schedule
                                                                 14A, filed with the Securities and
                                                                 Exchange commission July 22, 1997,
                                                                 File No. 0-19817

      10.4     IntraNet Solutions, Inc. 1994-1997 Stock          Incorporated by reference to
               Option and Compensation Plan                      Exhibit 10.4 of the Registrant's
                                                                 registration statement on Form SB-2,
                                                                 File No. 333-14175.


     10.16     Schedule identifying certain material             Incorporated by reference to
               details of documents substantially                Exhibit 10.16 of Registrant's Form
               identical to those set forth in Exhibits          10-KSB for the fiscal year ended
               10.17, 10.18, 10.19 and 10.20                     March 31, 1997.


     10.17     Promissory Note dated December 20,                Incorporated to Exhibit 10.17 of
               1996, made by the Registrant in                   the Registrant's Form 10KSB for the
               favor of Rita M. Olson                            fiscal year ended March 31, 1997.

     10.18     Amendment dated March 4, 1997,  to                Incorporated by reference to
               the Promissory Note made by the                   Exhibit 10.18 of Registrant's Form
               Registrant in favor of Rita  M.                   10KSB for the fiscal year ended
               Olson dated December 20, 1996                     March 31, 1997.

     10.19     Amendment dated June 5, 1997, by                  Incorporated by reference to
               and between the Registrant and Rita               Exhibit 10.19 of the Registrant's
               M. Olson dated December 20, 1996                  Form 10-KSB for the fiscal year
                                                                 ended March 31, 1997.

     10.20     Stock Purchase Warrant Agreement                  Incorporated by reference to
               dated December 20, 1996, by and                   Exhibit 10.20 of the Registrant's
               between the Registrant and Rita M.                Form 10-KSB for the fiscal year
               Olson                                             ended March 31, 1997.

     10.21     Note Conversion and Subscription                  Incorporated by reference to
               Agreement dated June 6, 1997, by                  Exhibit 10.21 of Registrant's Form
               and the Registrant and Rita M.                    10-KSB for the fiscal between the
               Olson                                             year ended March 31, 1997.

     10.26     Employment Agreement Dated April 1,               Incorporated by reference to
               1999, by and between the Registrant               Exhibit 10.26 of the Registrant's
               and Gregg A. Waldon.                              statement on Form S-1, File No.
                                                                 333-77389.

     10.28     InfoAccess, Inc. 1990 Stock Option                Incorporated by reference to
               Plan as amended September 29, 1999                Exhibit 99.1 of the Registrant's
                                                                 statement on Form S-8, File
                                                                 No. 333-90843

     10.29     InfoAccess, Inc. 1995 Stock Option                Incorporated by reference to
               Plan as amended September 29, 1999                Exhibit 99.2 of the Registrant's
                                                                 statement on Form S-8, File
                                                                 No. 333-90843

     10.30     Employment Agreement Dated August                 Incorporated by reference to
               1, 1999, by and between the                       Exhibit 10.30 of the Registrant's
               Registrant and Robert F. Olson.                   Form 10-Q for the quarter ended
                                                                 September 30, 1999.

     10.31     IntraNet Solutions, Inc. 1999 Employee            Incorporated by reference to
               Stock Option and Compensation Plan.               Exhibit 10.31 of the Registrant's
                                                                 Form 10-Q for the three months
                                                                 ended September 30, 1999.

    10.32      Agreement and Plan of Merger among                Incorporated by reference to
               IntraNet Solutions, Inc., IntraNet                Exhibit 2 to the Registrant's
               Chicago Acquisition Corporation,                  Current Report on Form 8-K dated
               IntraNet Kansas City Acquisition                  July 10, 2000
               Corporation, Inso Chicago Corporation,
               Inso Kansas City Corporation and Inso
               Corporation, dated as of July 10, 1999.

    10.33      IntraNet Solutions, Inc. 2000                     Incorporated by reference to
               Stock Incentive Plan                              Exhibit B to the Registrant's
                                                                 Definitive Proxy statement on
                                                                 Schedule 14A, filed with the
                                                                 Securities and Exchange Commission
                                                                 on July 25, 2000

    10.34      IntraNet Solutions, Inc. 2000                     Electronic transmission
               Employee Stock Incentive Plan

       11.1    Computation of earnings per share                 Electronic transmission

       21      Subsidiaries of Registrant                        Incorporated by reference to
                                                                 Exhibit 21 of the Registrant's
                                                                 Annual Report on Form 10-K for the
                                                                 fiscal year ended March 31, 2000.

       27.1   Financial Data Schedule for the                    Electronic transmission
              three months ended June 30, 2000.


       27.2   Financial Data Schedule for the                    Electronic transmission
              three months ended June 30, 1999.


(B)    REPORTS ON FORM 8-K

       No Reports on Form 8-K were filed for the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IntraNet Solutions, Inc.
                          ------------------------
                          (Registrant)

Date: August 11, 2000     By:   /s/ Robert F. Olson
                                -------------------
                                Robert F. Olson,
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)


Date:  August 11, 2000    By:   /s/ Gregg A. Waldon
                                -------------------
                                Gregg A. Waldon
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      FILE                   DESCRIPTION                                   REFERENCE
      ----                   -----------                                   ---------
       3.1     Amended and Restated Articles of                  Incorporated by reference to
               Incorporation                                     Exhibit 3.1 of the Registrant's
                                                                 Form 10-Q for the quarter ended
                                                                 December 31, 1999

       3.2     Bylaws                                            Incorporated by reference to
                                                                 Exhibit A of the Registrant's
                                                                 Definitive Proxy Statement Schedule
                                                                 14A, filed with the Securities and
                                                                 Exchange commission July 22, 1997,
                                                                 File No. 0-19817

      10.4     IntraNet Solutions, Inc. 1994-1997 Stock          Incorporated by reference to
               Option and Compensation Plan                      Exhibit 10.4 of the Registrant's
                                                                 registration  statement on Form SB-2,
                                                                 File No. 333-14175.


     10.16     Schedule identifying certain material             Incorporated by reference to
               details of documents substantially                Exhibit 10.16 of Registrant's Form
               identical to those set forth in Exhibits          10-KSB for the fiscal year ended
               10.17, 10.18, 10.19 and 10.20                     March 31, 1997.


     10.17     Promissory Note dated December 20,                Incorporated to Exhibit 10.17 of
               1996, made by the Registrant in                   the Registrant's Form 10KSB for the
               favor of Rita M. Olson                            fiscal year ended March 31, 1997.

     10.18     Amendment dated March 4, 1997,  to                Incorporated by reference to
               the Promissory Note made by the                   Exhibit 10.18 of Registrant's Form
               Registrant in favor of Rita  M.                   10KSB for the fiscal year ended
               Olson dated December 20, 1996                     March 31, 1997.

     10.19     Amendment dated June 5, 1997, by                  Incorporated by reference to
               and between the Registrant and Rita               Exhibit 10.19 of the Registrant's
               M. Olson dated December 20, 1996                  Form 10-KSB for the fiscal year
                                                                 ended March 31, 1997.

     10.20     Stock Purchase Warrant Agreement                  Incorporated by reference to
               dated December 20, 1996, by and                   Exhibit 10.20 of the Registrant's
               between the Registrant and Rita M.                Form 10-KSB for the fiscal year
               Olson                                             ended March 31, 1997.

     10.21     Note Conversion and Subscription                  Incorporated by reference to
               Agreement dated June 6, 1997, by                  Exhibit 10.21 of Registrant's Form
               and the Registrant and Rita M.                    10-KSB for the fiscal between the
               Olson                                             year ended March 31, 1997.

     10.26     Employment Agreement Dated April 1,               Incorporated by reference to
               1999, by and between the Registrant               Exhibit 10.26 of the Registrant's
               and Gregg A. Waldon.                              statement on Form S-1, File No.
                                                                 333-77389.

     10.28     InfoAccess, Inc. 1990 Stock Option                Incorporated by reference to
               Plan as amended September 29, 1999                Exhibit 99.1 of the Registrant's
                                                                 statement on Form S-8, File
                                                                 No. 333-90843

     10.29     InfoAccess, Inc. 1995 Stock Option                Incorporated by reference to
               Plan as amended September 29, 1999                Exhibit 99.2 of the Registrant's
                                                                 statement on Form S-8, File
                                                                 No. 333-90843

     10.30     Employment Agreement Dated August                 Incorporated by reference to
               1, 1999, by and between the                       Exhibit 10.30 of the Registrant's
               Registrant and Robert F. Olson.                   Form 10-Q for the quarter ended
                                                                 September 30, 1999.

     10.31     IntraNet Solutions, Inc. 1999 Employee            Incorporated by reference to
               Stock Option and Compensation Plan.               Exhibit 10.31 of the Registrant's
                                                                 Form 10-Q for the three months
                                                                 ended September 30, 1999.


     10.32     Agreement and Plan of Merger among                Incorporated by reference to
               IntraNet Solutions, Inc., IntraNet                Exhibit 2 to the Registrant's
               Chicago Acquisition Corporation,                  Current Report on Form 8-K dated
               IntraNet Kansas City Acquisition                  July 10, 2000
               Corporation, Inso Chicago Corporation,
               Inso Kansas City Corporation and Inso
               Corporation, dated as of July 10, 1999.

     10.33     IntraNet Solutions, Inc. 2000                     Incorporated by reference to
               Stock Incentive Plan                              Exhibit B to the Registrant's
                                                                 Definitive Proxy statement on
                                                                 Schedule 14A, filed with the
                                                                 Securities and Exchange Commission
                                                                 on July 25, 2000

     10.34     IntraNet Solutions, Inc. 2000                     Electronic transmission
               Stock Incentive Plan

        11.1   Computation of earnings per share                 Electronic transmission

        21     Subsidiaries of Registrant                        Incorporated by reference to
                                                                 Exhibit 21 of the Registrant's
                                                                 Annual Report on Form 10-K for the
                                                                 fiscal year ended March 31, 2000.

        27.1  Financial Data Schedule for the                    Electronic transmission
              three months ended June 30, 2000.


        27.2  Financial Data Schedule for the                    Electronic transmission
              three months ended June 30, 1999.
