Form 10-Q
period 2000-09-30
INTRANET SOLUTIONS INC
filed 2000-11-13
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000.

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period from          to          .
                                                          --------    ---------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value 21,503,229 shares as of November 6, 2000.

                                      INDEX

                            INTRANET SOLUTIONS, INC.






                                                                                                              Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2000 and March 31, 2000..........................3

          Condensed Consolidated Statements of Operations - Three months and six months ended
          September 30, 2000 and 1999............................................................................4

          Condensed Consolidated Statements of Cash Flows - Six months ended
          September 30, 2000 and 1999............................................................................5

          Notes to Condensed Consolidated Financial Statements...................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.......................................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................20


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders...................................................21

Item 6.   Exhibits and Reports on Form 8-K......................................................................22

SIGNATURES......................................................................................................23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            INTRANET SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              SEPTEMBER 30,  MARCH 31,
                                                                                  2000         2000
                                                                                ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents .................................................   $   8,093    $   8,859
  Short-term investments ....................................................      91,492      124,883
  Accounts receivable, net ..................................................      17,242        7,446
  Current maturities of notes receivable ....................................         897          126
  Inventories ...............................................................         643          149
  Prepaid royalties .........................................................         689        1,231
  Prepaid expenses and other current assets .................................       2,107          663
                                                                                ---------    ---------
Total current assets ........................................................     121,163      143,357

Notes receivable, net of current maturities .................................         529           --
Property and equipment, net .................................................       3,729          887
Prepaid royalties ...........................................................       2,462        1,644
Intangibles relating to acquisitions ........................................      37,756           --
Other .......................................................................       4,331        1,427
                                                                                ---------    ---------

Total assets ................................................................   $ 169,970    $ 147,315
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations ...............................   $      73    $     115
  Accounts payable ..........................................................       1,616        2,922
  Deferred revenues .........................................................       5,925        1,433
  Commissions payable .......................................................       1,718          811
  Accrued expenses ..........................................................       2,810          964
                                                                                ---------    ---------
Total current liabilities ...................................................      12,142        6,245

Deferred revenue, net of current portion ....................................         596           89
Long-term obligations, net of current maturities.............................         144           11
                                                                                ---------    ---------
Total liabilities ...........................................................      12,882        6,345
                                                                                ---------    ---------
Shareholders' equity:
  Common stock, 21,431 and 20,665 shares issued and outstanding, respectively         214          207
  Additional paid-in capital ................................................     177,432      153,296
  Accumulated deficit .......................................................     (20,558)     (12,533)
                                                                                ---------    ---------
  Total shareholders' equity ................................................     157,088      140,970
                                                                                ---------    ---------

Total liabilities and shareholders' equity ..................................   $ 169,970    $ 147,315
                                                                                =========    =========

                            See accompanying notes.

Note: The balance sheet at March 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                        ----------------------    ---------    ---------
                                                           2000         1999         2000          1999
                                                        ---------    ---------    ---------    ---------
Revenues:
 Product licenses ..................................... $  12,747    $   3,549    $  20,194    $   7,024
 Services .............................................     2,875        1,025        4,890        1,997
                                                        ---------    ---------    ---------    ---------
Total revenues ........................................    15,622        4,574       25,084        9,021
                                                        ---------    ---------    ---------    ---------
Cost of revenues:
 Product licenses .....................................       834          401        1,499          725
 Services .............................................     1,551          553        2,709          965
                                                        ---------    ---------    ---------    ---------
Total cost of revenues ................................     2,385          954        4,208        1,690
                                                        ---------    ---------    ---------    ---------

Gross profit ..........................................    13,237        3,620       20,876        7,331
                                                        ---------    ---------    ---------    ---------

Operating expenses:
 Sales and marketing ..................................     6,545        2,054       10,801        3,995
 General and administrative ...........................     2,317          863        3,744        1,778
 Research and development .............................     2,652          576        3,706        1,147
 Acquisition and related costs ........................       590        1,972          590        1,972
 Amortization of acquired intangible assets and other..     3,466           --        3,629           --
 Write-off of in-process research and development .....    10,400           --       10,400           --
                                                        ---------    ---------    ---------    ---------
Total operating expenses ..............................    25,970        5,465       32,870        8,892
                                                        ---------    ---------    ---------    ---------

Loss from operations ..................................  (12,733)      (1,845)     (11,994)      (1,561)

Other:
 Interest income, net .................................     1,719          361        3,969          394
                                                        ---------    ---------    ---------    ---------

Net loss .............................................. $(11,014)    $ (1,484)    $ (8,025)    $ (1,167)
                                                        =========    =========    =========    =========

Net loss per common share - basic and diluted.......... $  (0.52)    $  (0.09)    $  (0.38)    $  (0.08)

Weighted average common shares outstanding -
    basic and diluted..................................   21,331       16,695       21,257       15,088

                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Six  Months Ended
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                    2000                 1999
                                                                               ----------------------------------
OPERATING ACTIVITIES:
   Net income ..............................................................   $    (8,025)          $    (1,167)
   Adjustments to reconcile net income to cash used in operating activities:
    Depreciation and amortization ..........................................         4,171                   259
    Write-off of in-process Research & Development .........................        10,400                    --
    Amortization of intangibles and other acquisition costs ................         3,382                    72
    Non cash marketing expense .............................................           247                    --

   Changes in operating assets and liabilities, net of amounts acquired:
    Accounts receivable, net ...............................................        (3,830)                 (543)
    Prepaid expenses .......................................................          (535)                 (177)
    Inventories ............................................................           115                   (84)
    Accounts payable .......................................................          (412)                  188
    Accrued liabilities ....................................................            58                 1,465
    Deferred revenue .......................................................          (303)                  287
    Other current assets and liabilities ...................................        (1,239)                   13
                                                                               ------------          ------------

    Net cash flows provided by operating activities.........................         4,029                   313
                                                                               ------------          ------------

INVESTING ACTIVITIES:
    Purchases of investments ...............................................    (2,423,355)              (58,522)
    Maturities of investments ..............................................     2,456,746                32,664
    Purchase of property and equipment .....................................        (5,177)                 (363)
    Acquisitions, net of cash acquired .....................................       (54,521)                   --
    Other investments ......................................................        (2,113)                 (402)
    Other ..................................................................            --                    70
                                                                               -----------           -----------
    Net cash used in investing activities ..................................       (28,420)              (26,553)
                                                                               -----------           -----------

FINANCING ACTIVITIES:
    Net repayments from revolving credit facility ..........................            --                  (421)
    Payments on long-term debt obligations .................................           (90)                 (676)
    Proceeds from long-term obligations ....................................            --                   100
    Issuance of common stock, net of offering expenses .....................        22,244                26,956
    Proceeds from exercise of stock options and warrants ...................         1,471                 2,027
    Other ..................................................................            --                  (504)
                                                                               -----------           -----------

    Net cash flows provided by financing activities ........................        23,625                27,482
                                                                               -----------           -----------

    Net increase (decrease) in cash ........................................          (766)                1,242
    Cash and cash equivalents, beginning of period .........................         8,859                 2,020
                                                                               -----------           -----------
    Cash and cash equivalents, end of period ...............................   $     8,093           $     3,262
                                                                               ===========           ===========


                            See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1.       NATURE OF THE BUSINESS

         IntraNet Solutions, Inc., (the "Company") is a leading provider of Web-based content management solutions and mobile and wireless access for intranet, extranet and Internet applications that offer customers the ability to rapidly access, manage and publish business data. IntraNet Solutions' Xpedio Content Management System is the industry's first single source, end-to-end content management solution. The Company's customers are primarily located throughout the United States and in Europe.

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and March 31, 2000 and the results of operations for the three months and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999. The results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of the results for the full year.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. See note 5 for a discussion of recent acquisitions.

         Revenue Recognition: The Company currently derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped, the fee is determinable and collectible, and no significant obligations remain related to implementation. Technical services and support revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Customers purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

         Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

         Short-term Investments: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of September 30, 2000 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

         Reclassifications: Certain reclassifications have been made to the three month and six month periods ending September 30, 1999 to conform with the presentation used in the September 30, 2000 financial statements. The reclassifications did not effect net income or shareholders' equity as previously reported.

3.       NET LOSS PER COMMON SHARE

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to options and warrants, when dilutive. As a result of the Company's net loss, all of the Company's stock options and warrants were anti-dilutive.


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


5.       ACQUISITIONS

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

         On July 10, 2000, the Company acquired the Information Exchange Division ("IED") of Inso Corporation ("Inso"). IED is the market leader in mobile and wireless device viewing technologies and applications and Web file conversion. Its mobile and wireless products provide viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile devices to readily view files from desktop applications. Additionally, its Web file conversion products provide conversion of over 225 different file types to Web formats including Hypertext Markup Language (HTML),

Extensible Markup Language (XML), or Wireless Markup Language (WML). The transaction has been accounted for under the purchase method of accounting. The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The acquired net assets were recorded at their estimated fair values at the date of acquisition. The following table presents the allocation of the purchase price:

      In-process research and development                                                $10,400
      Core technology                                                                     13,200
      Customer base                                                                        3,500
      Workforce                                                                            3,000
      Capitalized software                                                                 2,800
      Trademarks                                                                           1,700
      Non-compete provisions                                                               1,400
      Excess of cost over fair value of net assets acquired                               15,212
      Net fair value of tangible assets acquired and liabilities assumed                   4,058
                                                                                  ---------------
      Purchase price                                                                     $55,270
                                                                                  ===============

         The amounts allocated to core technology, customer base, workforce, capitalized software, trademarks and other intangibles are being amortized over the assets' estimated useful life of three years. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the asset's estimated useful life of three years.

         The values assigned to in-process research and development were expensed at close, since technological feasibility had not been established. The following unaudited pro forma statement of operations information was prepared assuming the IED acquisition had occurred on April 1, 1999 and in process research and development had been expensed as of that date:

                                                                Six Months Ended
                                                                  September 30,
                                                    --------------------------------------
                                                          2000                  1999
                                                    ---------------      -----------------

      Total revenues                                    $    30,994           $    23,146
      In process research and development .........              --              (10,400)
      Net income ..................................             616               (9,430)
      Net earnings per share ......................     $      0.03           $    (0.63)
                                                    ================     ================
      Weighted-average shares outstanding..........          21,257                15,088
                                                    ================     ================

         This unaudited pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition occurred on the respective dates, nor are they indicative of the results, which may occur in the future.

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

         We currently derive all of our revenues from licenses of our software products and related services. Revenues are recognized on product licenses when a purchase order has been received, the product has been shipped, and accepted by the customer and collection is probable. Revenues for technical services and support consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

         Cost of revenues consists of technology royalties, costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing services. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, public relations and trade shows. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products and the performance of quality assurance and documentation activities. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting, insurance costs and provisions for doubtful accounts.

         Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we have an accumulated deficit of approximately $20.6 million at September 30, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

         On July 10, 2000, we acquired the Information Exchange Division ("IED") of Inso Corporation. IED is the market leader in mobile and wireless device viewing technologies and applications and Web conversion. IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile and wireless devices to readily view files from desktop applications. Additionally, IED's products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The acquisition was accounted for as a purchase business combination. Accordingly, the net fair value of tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of IED will be included with those of the Company for the periods subsequent to the date of the acquisition.


RESULTS OF OPERATIONS-- THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased by $11.0 million, or 242%, to $15.6 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999. The increase in revenues was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base derived from IED.

         Product Licenses. Revenues for product licenses increased by $9.2 million, or 259% to $12.7 million for the three months ended September 30, 2000 from $3.5 million for the three months ended September 30, 1999. The increase in revenues for product licenses was attributable to the internal expansion of our customer base, increased sales to existing customers and the customer base derived from IED.

         Services. Revenues for services increased by $1.9 million or 180% to $2.9 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased by $1.4 million or 150% to $2.4 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. Total cost of revenues as a percentage of total revenues was 15% for the three months ended September 30, 2000 compared to 21% for the three months ended September 30, 1999. Gross profit increased by $9.6 million, or 266%, to $13.2 million for the three months ended September 30, 2000 from $3.6 million for the three months ended September 30, 1999. Total gross profit as a percentage of total revenues was 85% for the three months ended September 30, 2000 compared to 79% for the three months ended September 30, 1999. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $0.4 million, or 108%, to $0.8 million for the three months ended September 30, 2000 from $0.4 million for the three months ended September 30, 1999. Gross profit as a percentage of revenues for product licenses was 93% for the three months ended September 30, 2000 and 89% for the three months ended September 30, 1999. The change in gross profit percentage is due primarily to the fluctuations of product mix.

         Services. Cost of revenues for services increased by $1.0 million or 180%, to $1.6 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999. Gross profit as a percentage of revenues for services was 46% for the three months ended September 30, 2000 and 1999.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased by $4.5 million, or 219%, to $6.5 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues were 42% for the three months ended September 30, 2000 compared to 45% for the three months ended September 30, 1999. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, branding, public relations and trade shows and the acquisition of IED.

         General and Administrative. General and administrative expenses increased by $1.5 million or 168%, to $2.3 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. General and administrative expenses as a percentage of total revenues were 15% for the three months ended September 30, 2000 compared to 19% for the three months ended September 30, 1999. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

         Research and Development. Research and development expenses increased by $2.1 million, or 360%, to $2.7 million for the three months ended September 30, 2000 from $0.6 million for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenues were 17% for the three months ended September 30, 2000 compared to 13% for the three months ended September 30, 1999. The increase in research and development expenses as a percentage of total revenues was primarily due to an increase in staffing related to the personnel added by the acquisition of IED, and related costs to support new products and product enhancements.

         Purchased in-process Research and Development and Acquisition-Related Charges. In connection with our acquisitions, primarily IED, we incurred certain costs. A portion of the purchase price, $10.4 million, was allocated to in-process research and development and was expensed.

         Amortization of intangibles. A portion of the purchase price of IED was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets' estimated useful lives of three years. Intangible amortization expense resulting from the acquisition was $3.4 million for the three month period ended September 30, 2000.

OTHER INCOME, NET

         Net interest income was $1.7 million for the three months ended September 30, 2000 compared to net interest income of $0.4 million for the three months ended September 30, 1999. Net interest income for the three months ended September 30, 2000 and 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.

RESULTS OF OPERATIONS-- SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased by $16.1 million, or 178%, to $25.1 million for the six months ended September 30, 2000 from $9.0 million for the six months ended September 30, 1999. The increase in revenues was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base acquired from IED.

         Product Licenses. Revenues for product licenses increased by $13.2 million, or 188%, to $20.2 million for the six months ended September 30, 2000 from $7.0 million for the six months ended September 30, 1999. The increase in revenues for product licenses was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base acquired from IED.

         Services. Revenues for services increased by $2.9 million or 145%, to $4.9 million for the six months ended September 30, 2000 from $2.0 million for the six months ended September 30, 1999. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased by $2.5 million or 149%, to $4.2 million for the six months ended September 30, 2000 from $1.7 million for the six months ended September 30, 1999. Total cost of revenues as a percentage of total revenues was 17% for the six months ended September 30, 2000 compared to 19% for the six months ended September 30, 1999. Gross profit increased by $13.5 million, or 185%, to $20.9 million for the six months ended September 30, 2000 from $7.4 million for the six months ended September 30, 1999. Total gross profit as a percentage of total revenues was 83% for the six months ended September 30, 2000 compared to 81% for the six months ended September 30, 1999. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $0.8 million or 107%, to $1.5 million for the six months ended September 30, 2000 from $0.7 million for the six months ended September 30, 1999. Gross profit as a percentage of revenues for product licenses was 93% for the six months ended September 30, 2000 and 90% for the six months ended September 30, 1999. The change in gross profit percentage is due primarily to the fluctuations of product mix.

         Services. Cost of revenues for services increased by $1.7 million, or 181%, to $2.7 million for the six months ended September 30, 2000 from $1.0 million for the six months ended September 30, 1999. Gross profit as a percentage of revenues for services was 45% for the six months ended September 30, 2000 compared to 52% for the six months ended September 30, 1999. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased recruiting and staffing costs for consulting services personnel.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased by $6.8 million, or 170%, to $10.8 million for the six months ended September 30, 2000 from $4.0 million for the six months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues were 43% for the six months ended September 30, 2000 compared to 44% for the six months ended September 30, 1999. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, branding, public relations and trade shows.

         General and Administrative. General and administrative expenses increased by $1.9 million or 111%, to $3.7 million for the six months ended September 30, 2000 from $1.8 million for the six months ended September 30, 1999. General and administrative expenses as a percentage of total revenues were 15% for the six months ended September 30, 2000 compared to 20% for the six months ended September 30, 1999. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

         Research and Development. Research and development expenses increased by $2.6 million, or 223%, to $3.7 million for the six months ended September 30, 2000 from $1.1 million for the six months ended September 30, 1999. Research and development expenses as a percentage of total revenues were 15% for the six months ended September 30, 2000 compared to 13% for the six months ended September 30, 1999. The increase in research and development expenses as a percentage of total revenues was primarily due to increases in staffing and related costs to support new products and product enhancements, and the acquisition of IED.

         Purchased in-process Research and Development and Acquisition-Related Charges. In connection with our acquisitions, primarily IED, we incurred certain costs. A portion of the purchase price, $10.4 million, was allocated to in-process research and development and was expensed.

         Amortization of intangibles. A portion of the purchase price of IED was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets' estimated useful lives of three years. Intangible amortization expense resulting from the acquisition was $3.4 million for the six month period ended September 30, 2000.


OTHER INCOME, NET

         Net interest income was $4.0 million for the six months ended September 30, 2000 compared to net interest income of $0.4 million for the six months ended September 30, 1999. Net interest income for the six months ended September 30, 2000 and 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.

NET OPERATING LOSS CARRYFORWARDS

         As of March 31, 2000, we had net operating loss carryforwards of approximately $35.7 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required as of September 30, 2000, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash provided by operating activities was $4.0 million for the six months ended September 30, 2000, compared to net cash provided by operating activities of $0.3 million for the six months ended September 30, 1999.

         To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the six months ended September 30, 2000 and 1999 were $5.2 million and $0.4 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

         As of September 30, 2000, we had $8.1 million in cash and equivalents, $91.5 million in short-term investments and $109.0 million in working capital. Net cash provided by financing activities was $23.6 million for the six months ended September 30, 2000 and $27.5 million for the six months ended September 30, 1999. In June 1999, we completed a public offering of our common stock that raised approximately $27.0 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $3.0 million. In March 2000, we completed a public offering of our common stock that raised approximately $100 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $5.9 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million. In July 1999, we terminated our revolving line-of-credit facility with Diversified Business Credit, Inc.

         We currently believe that the cash and cash equivalents on hand together with the proceeds of this offering will be sufficient to meet our working capital requirements for the foreseeable future. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

         The Company continues to evaluate potential strategic acquisitions that could utilize equity and, or, cash resources. Such opportunities could develop quickly due to market and competitive factors.

PRO FORMA NET INCOME PER COMMON SHARE

         The Company's pro forma basic net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and the Company's pro forma diluted net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method). The accompanying pro forma supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States.

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                         -----------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:                       2000               1999               2000               1999
                                         -----------------------------------------------------------------------------

 Net loss................................     $      (11,014)      $     (1,484)     $     (8,025)        $    (1,167)
 Add back charges:
    Amortization of intangible assets
    and other............................              3,466                 --             3,629                  --
    Write-off of in-process research
    and development......................             10,400                 --            10,400                  --
     Acquisition and related costs.......                590              1,972               590               1,972
                                               -------------        -----------      ------------         -----------
Total add back...........................             14,456              1,972            14,619               1,972
                                               -------------        -----------      ------------         -----------
Pro forma net income.....................      $       3,442        $       488      $      6,594         $       805
                                               =============        ===========      ============         ===========

Pro forma basic net income per share.....      $        0.16        $      0.03      $       0.31         $      0.05
Pro forma diluted net income per share...      $        0.15        $      0.03      $       0.28         $      0.05
Weighted average common shares
     outstanding - basic.................             21,331             16,695            21,257              15,088
Weighted average common shares
     outstanding - diluted...............             23,555             18,366            23,168              16,841

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         FASB Interpretation 44, Interpretation of APB Opinion 25 (FIN 44) was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to nonemployees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through September 30, 2000.




RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the second quarter ended September 30, 2000 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for 2000 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE IED WITH OUR OPERATIONS

         On July 10, 2000, we acquired IED from INSO in a transaction accounted for under the purchase method of accounting. We are currently integrating the business and products of IED with our existing business and products. We may incur unanticipated costs in the course of this integration. In addition, the integration of IED with our operations involves the following risks:

    - failure to develop complementary product offerings and marketing strategies;

    -   failure to maintain the customer relationships of IED;

    -   failure to retain the employees of IED;

    -   failure to coordinate product development efforts; and

    - diversion of management's time and attention from other aspects of our business.

         We cannot be sure that we will be successful in integrating the business and products of IED with our business and products. If we are not, our business, operating results and financial condition may be materially adversely affected.

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

    - changes in the rapidly evolving market for Web content management solutions

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

        Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly profitability (excluding expenses incurred in connection with acquisitions of InfoAccess in the quarter ended September 30, 1999 and IED in the quarter ended September 30, 2000). If we do not sustain our quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

         Robert F. Olson, our Chairman and Chief Executive Officer, holds approximately 12.1% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 14.4% of our common stock. These persons have significant influence over IntraNet Solutions' affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On August 30, 2000, the Company held its Annual Meeting of the Shareholders to consider and vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

                                                                                                         BROKER
                    PROPOSAL               IN FAVOR       WITHHELD        AGAINST        ABSTAIN        NONVOTES

  1.     Election of Directors:                                                                            --
         Robert F. Olson                    18,247,405        121,975                       0              --
         Gregg A. Waldon                    17,500,725        868,655                       0              --
         Ronald E. Eibensteiner             18,242,805        126,575                       0              --
         Kenneth H. Holec                   18,247,405        121,975                       0              --
         Steven C. Waldron                  16,705,305      1,664,075                       0              --

  2.     Approval of Amendment to
         Articles of Incorporation to
         increase the number of shares
         of capital stock issuable by
         the Company to 100,000,000.        15,291,661                     2,458,205     619,514            0

  3.     Adoption of the IntraNet
         Solutions, Inc. 2000 Stock
         Incentive Plan and
         reservation of 2,000,000
         shares for issuance
         thereunder.                        10,334,702                     4,756,154     594,789            0

  4.     Ratification of the
         appointment of Grant Thornton
         LLP as independent auditors
         for the fiscal year March 31,
         2001
                                            18,221,550                        10,395     135,435            0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(A.)      EXHIBITS

                                 EXHIBIT INDEX

     FILE                     DESCRIPTION                                   REFERENCE
   --------      -----------------------------------------  ------------------------------------------
       3.1       Amended and Restated Articles of           Electronic transmission
                 Incorporation

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

      10.4       IntraNet Solutions,  Inc. 1994-1997 Stock  Incorporated by reference to Exhibit A
                 Option and Compensation Plan               of the Registrant's Definitive Proxy
                                                            Statement Schedule 14A, filed with the
                                                            Securities and Exchange Commission July
                                                            28, 1998

     10.16       Schedule identifying certain material      Incorporated by reference to Exhibit
                 details of documents substantially         10.16 of the Registrant's Form 10-KSB
                 identical to those set forth in            for the fiscal year ended March 31,
                 Exhibits 10.17, 10.18, 10.19 and 10.20     1997.

    10.17        Promissory Note dated December 20,         Incorporated to Exhibit 10.17 of the
                 1996, made by the Registrant in favor      Registrant's Form 10-KSB for the fiscal
                 of Rita M. Olson                           year ended March 31, 1997.

    10.18        Amendment dated March 4, 1997, to the      Incorporated by reference to Exhibit
                 Promissory Note made by the Registrant     10.18 of the Registrant's Form 10-KSB for
                 in favor of Rita M. Olson dated December   the fiscal year ended March 31, 1997.
                 20, 1996

    10.19        Amendment dated June 5, 1997, by and       Incorporated by reference to Exhibit
                 between the Registrant and Rita M. Olson   10.19 of the Registrant's Form 10-KSB
                 dated December 20, 1996                    for the fiscal year ended March 31,
                                                            1997.

    10.20        Stock Purchase Warrant Agreement dated     Incorporated by reference to Exhibit
                 December 20, 1996, by and between the      10.20 of the Registrant's Form 10-KSB
                 Registrant and Rita M. Olson               for the fiscal year ended March 31,
                                                            1997.

    10.21        Note Conversion and Subscription           Incorporated by reference to Exhibit
                 Agreement dated June 6, 1997, by and       10.21 of the Registrant's Form 10-KSB
                 between the Registrant and Rita M.         for the fiscal year ended March 31,
                 Olson                                      1997.

    10.26        Employment Agreement Dated April 1,        Incorporated by reference to Exhibit
                 1999, by and between the Registrant        10.26 of the Registrant's statement on
                 and Gregg A. Waldon.                       Form S-1, File No. 333-77389.

    10.28        InfoAccess, Inc. 1990 Stock Option         Incorporated by reference to Exhibit
                 Plan as amended September 29, 1999         99.1 of the Registrant's statement on
                                                            Form S-8, File No. 333-90843

    10.29        InfoAccess, Inc. 1995 Stock Option         Incorporated by reference to Exhibit
                 Plan as amended September 29, 1999         99.2 of the Registrant's statement on
                                                            Form S-8, File No. 333-90843

    10.30        Employment Agreement Dated August 1,       Incorporated by reference to Exhibit
                 1999, by and between the Registrant        10.30 of the Registrant's Form 10-Q for
                 and Robert F. Olson.                       the quarter ended September 30, 1999.

    10.31        IntraNet Solutions, Inc. 1999 Employee     Incorporated by reference to Exhibit
                 Stock Option and compensation Plan.        10.31 of the Registrant's Form 10-Q for
                                                            the three months ended September 30,
                                                            1999.

    10.32        Agreement and Plan of Merger among         Incorporated by reference to Exhibit 2
                 IntraNet Solutions, Inc., IntraNet         to the Registrant's Current Report on
                 Chicago Acquisition Corporation,           Form 8-K dated July 10, 2000
                 IntraNet Kansas City Acquisition
                 Corporation, Inso Chicago Corporation,
                 Inso Kansas City Corporation and Inso
                 Corporation, dated as of July 10, 1999.

    10.33        IntraNet Solutions, Inc. 2000 Stock        Incorporated by reference to Exhibit B
                 Incentive Plan                             to the Registrant's Definitive Proxy
                                                            statement on Schedule  14A,  filed  with
                                                            the Securities and Exchange Commission
                                                            on July 25, 2000

    10.34        IntraNet Solutions, Inc. 2000 Employee     Incorporated by reference to Exhibit
                 Stock Incentive Plan                       10.34 of the Registrant's Form 10-Q for
                                                            the three months ended June 30, 2000.

    10.35        IntraNet Solutions, Inc. 1997 Directors    Incorporated by reference to Exhibit B
                 Stock Option Plan                          of the Registrant's Definitive Proxy
                                                            Statement Schedule 14A, filed with the
                                                            Securities and Exchange Commission July
                                                            28, 1998

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

    27           Financial Data Schedule for the six        Electronic transmission
                 months ended September 30, 2000.



(B)      REPORTS ON FORM 8-K

         On July 25, 2000 the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of the Information Exchange Division ("IED") of eBT International Inc. (formerly Inso Corporation) on July 10, 2000.

         On September 22, 2000 the Company filed an amendment to the Current Report on Form 8-K filed on July 25, 2000 to include certain financial statements of IED and certain pro forma combined financial statements of the Company and IED.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IntraNet Solutions, Inc.
                            ------------------------
                            (Registrant)

Date: November 13, 2000     By: /s/ Robert F. Olson
                                -------------------
                                Robert F. Olson,
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


Date:  November 13, 2000    By: /s/ Gregg A. Waldon
                                -------------------
                                Gregg A. Waldon
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



     FILE                     DESCRIPTION                                   REFERENCE
   --------      -----------------------------------------  ------------------------------------------

       3.1       Amended and Restated Articles of           Electronic transmission
                 Incorporation

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

      10.4       IntraNet Solutions,  Inc. 1994-1997 Stock  Incorporated by reference to Exhibit A
                 Option and Compensation Plan               of the Registrant's Definitive Proxy
                                                            Statement Schedule 14A, filed with the
                                                            Securities and Exchange Commission July
                                                            28, 1998

     10.16       Schedule identifying certain material      Incorporated by reference to Exhibit
                 details of documents substantially         10.16 of the Registrant's Form 10-KSB
                 identical to those set forth in            for the fiscal year ended March 31,
                 Exhibits 10.17, 10.18, 10.19 and 10.20     1997.

    10.17        Promissory Note dated December 20,         Incorporated to Exhibit 10.17 of the
                 1996, made by the Registrant in favor      Registrant's Form 10-KSB for the fiscal
                 of Rita M. Olson                           year ended March 31, 1997.

    10.18        Amendment dated March 4, 1997, to the      Incorporated by reference to Exhibit
                 Promissory Note made by the Registrant     10.18 of the Registrant's Form 10-KSB for
                 in favor of Rita M. Olson dated December   the fiscal year ended March 31, 1997.
                 20, 1996

    10.19        Amendment dated June 5, 1997, by and       Incorporated by reference to Exhibit
                 between the Registrant and Rita M. Olson   10.19 of the Registrant's Form 10-KSB
                 dated December 20, 1996                    for the fiscal year ended March 31,
                                                            1997.

    10.20        Stock Purchase Warrant Agreement dated     Incorporated by reference to Exhibit
                 December 20, 1996, by and between the      10.20 of the Registrant's Form 10-KSB
                 Registrant and Rita M. Olson               for the fiscal year ended March 31,
                                                            1997.

    10.21        Note Conversion and Subscription           Incorporated by reference to Exhibit
                 Agreement dated June 6, 1997, by and       10.21 of the Registrant's Form 10-KSB
                 between the Registrant and Rita M.         for the fiscal year ended March 31,
                 Olson                                      1997.

    10.26        Employment Agreement Dated April 1,        Incorporated by reference to Exhibit
                 1999, by and between the Registrant        10.26 of the Registrant's statement on
                 and Gregg A. Waldon.                       Form S-1, File No. 333-77389.

    10.28        InfoAccess, Inc. 1990 Stock Option         Incorporated by reference to Exhibit
                 Plan as amended September 29, 1999         99.1 of the Registrant's statement on
                                                            Form S-8, File No. 333-90843

    10.29        InfoAccess, Inc. 1995 Stock Option         Incorporated by reference to Exhibit
                 Plan as amended September 29, 1999         99.2 of the Registrant's statement on
                                                            Form S-8, File No. 333-90843

    10.30        Employment Agreement Dated August 1,       Incorporated by reference to Exhibit
                 1999, by and between the Registrant        10.30 of the Registrant's Form 10-Q for
                 and Robert F. Olson.                       the quarter ended September 30, 1999.

    10.31        IntraNet Solutions, Inc. 1999 Employee     Incorporated by reference to Exhibit
                 Stock Option and compensation Plan.        10.31 of the Registrant's Form 10-Q for
                                                            the three months ended September 30,
                                                            1999.

    10.32        Agreement and Plan of Merger among         Incorporated by reference to Exhibit 2
                 IntraNet Solutions, Inc., IntraNet         to the Registrant's Current Report on
                 Chicago Acquisition Corporation,           Form 8-K dated July 10, 2000
                 IntraNet Kansas City Acquisition
                 Corporation, Inso Chicago Corporation,
                 Inso Kansas City Corporation and Inso
                 Corporation, dated as of July 10, 1999.

    10.33        IntraNet Solutions, Inc. 2000 Stock        Incorporated by reference to Exhibit B
                 Incentive Plan                             to the Registrant's Definitive Proxy
                                                            statement on Schedule  14A,  filed  with
                                                            the Securities and Exchange Commission
                                                            on July 25, 2000

    10.34        IntraNet Solutions, Inc. 2000 Employee     Incorporated by reference to Exhibit
                 Stock Incentive Plan                       10.34 of the Registrant's Form 10-Q for
                                                            the three months ended June 30, 2000.

    10.35        IntraNet Solutions, Inc. 1997 Directors    Incorporated by reference to Exhibit B
                 Stock Option Plan                          of the Registrant's Definitive Proxy
                                                            Statement Schedule 14A, filed with the
                                                            Securities and Exchange Commission July
                                                            28, 1998

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

    27           Financial Data Schedule for the six        Electronic transmission
                 months ended September 30, 2000.