Form 10-Q
period 2000-12-31
INTRANET SOLUTIONS INC
filed 2001-02-07
CIK 867347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2000.

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________________to _____________________.

Commission file number 0-19817.

IntraNet Solutions, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1652566

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Golden Triangle Drive, Eden Prairie, Minnesota	55344-3736

(Address of principal executive offices)	(Zip Code)

(952) 903-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value 21,751,289 shares as of February 5, 2001.

INDEX

INTRANET SOLUTIONS, INC.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – December 31, 2000 and March 31, 2000	3

	Condensed Consolidated Statements of Operations — Three and nine months ended December 31, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows – Nine months ended December 31, 2000 and 1999	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		24

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

INTRANET SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	March 31,
	2000	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,927	$8,859

Short-term investments	92,357	124,883

Accounts receivable, net	20,918	7,446

Current maturities of notes receivable	126	126

Inventories	1,088	149

Prepaid royalties	825	1,231

Prepaid expenses and other current assets	1,371	663

Total current assets	124,612	143,357

Notes receivable, net of current maturities	1,000	—

Property and equipment, net	3,601	887

Prepaid royalties, net of current portion	2,941	1,644

Intangibles relating to acquisitions	34,383	—

Deferred income taxes	1,750	—

Investments in other companies	4,401	833

Other	1,446	594

Total assets	$174,134	$147,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current maturities of long-term obligations	$46	$115

Accounts payable	1,017	2,922

Deferred revenues	5,588	1,433

Commissions payable	1,893	811

Accrued expenses and other	4,331	964

Total current liabilities	12,875	6,245

Deferred revenues, net of current portion	596	89

Other	111	11

Total liabilities	13,582	6,345

Shareholders’ equity:

Common stock, 21,666 and 20,665 shares issued and outstanding, respectively	217	207

Additional paid-in capital	180,839	153,477

Accumulated deficit	(20,416)	(12,533)

Accumulated comprehensive income	(88)	(181)

Total shareholders’ equity	160,552	140,970

Total liabilities and shareholders’ equity	$174,134	$147,315

See accompanying notes.

Note: The balance sheet at March 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

INTRANET SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2000	1999	2000	1999

REVENUES:

Product licenses	$15,903	$4,671	$36,097	$11,695

Services	3,633	1,159	8,523	3,156

Total revenues	19,536	5,830	44,620	14,851

COST OF REVENUES:

Product licenses	1,131	510	2,630	1,235

Services	1,938	568	4,647	1,533

Total cost of revenues	3,069	1,078	7,277	2,768

Gross profit	16,467	4,752	37,343	12,083

OPERATING EXPENSES:

Sales and marketing	8,564	2,741	19,365	6,736

General and administrative	2,588	1,052	6,332	2,829

Research and development	2,783	731	6,489	1,879

Acquisition and related costs	185	—	775	1,972

Amortization of acquired intangible assets and other	3,381	—	7,010	—

Write-off of in-process research and development	—	—	10,400	—

Total operating expenses	17,501	4,524	50,371	13,416

Income (loss) from operations	(1,034)	228	(13,028)	(1,333)

Other:

Interest income, net	1,577	380	5,546	774

Other expense	(400)	—	(400)	—

Net income (loss)	$143	$608	$(7,882)	$(559)

Net income (loss) per common share:

Basic	$0.01	$0.04	$(0.37)	$(0.04)

Diluted	$0.01	$0.03	$(0.37)	$(0.04)

Weighted average common shares outstanding:

Basic	21,552	17,123	21,359	15,859

Diluted	23,849	19,608	21,359	15,859

See accompanying notes.

INTRANET SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2000	1999

Operating activities:

Net loss	$(7,882)	$(559)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	1,154	531

Write-off of in-process research and development	10,400	—

Amortization of acquired intangible assets and other	7,010	—

Other	(1,740)	87

Tax benefit from employee stock option exercises	(1,750)	—

Changes in operating assets and liabilities, net of amounts acquired:

Accounts receivable, net	(7,506)	(2,240)

Prepaid expenses	(1,015)	(61)

Inventories	(330)	(105)

Accounts payable	(2,569)	(119)

Accrued liabilities	2,391	116

Deferred revenue	(640)	—

Accrued commissions	1,082	—

Income taxes payable	1,750	—

Net cash provided by (used in) operating activities	355	(2,350)

Investing activities:

Maturities and (purchases) of short-term investments, net	32,526	(25,224)

Purchase of property and equipment	(1,760)	(946)

Acquisitions, net of cash acquired	(54,521)	—

Purchase of long-term investments	(1,735)	(513)

Notes receivable advances	(1,018)	—

Other	(3)	71

Net cash used in investing activities	(26,511)	(26,612)

Financing activities:

Net repayments of revolving credit facility	—	(422)

Payments on long-term debt obligations	(150)	(650)

Proceeds from long-term obligations	—	100

Issuance of common stock, net of offering expenses	22,708	26,956

Proceeds from exercise of stock options and warrants	2,691	4,761

Other	(25)	44

Net cash provided by financing activities	25,224	30,789

Net increase (decrease) in cash	(932)	1,827

Cash and cash equivalents, beginning of period	8,859	2,177

Cash and cash equivalents, end of period	$7,927	$4,004

See accompanying notes.

INTRANET SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.	NATURE OF THE BUSINESS

      IntraNet Solutions, Inc., (the “Company”) is a leading provider of business content management solutions, including mobile and wireless access for intranet, extranet and Internet applications that offer customers the ability to rapidly access, manage and publish business data. IntraNet Solutions’ Xpedio Content Management System is the industry’s first single source, end-to-end content management solution. The Company’s customers are primarily located throughout the United States and in Europe.

2.	BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

      In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000 and March 31, 2000 and the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results for the full year.

      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. See note 5 for a discussion of recent acquisitions.

      Revenue Recognition: The Company currently derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped, the fee is determinable and collectible, and no significant obligations remain related to implementation. Technical services and support revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company’s clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Customers purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

      Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

      Short-term Investments: Investments in debt securities with a remaining maturity of three months or greater are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of December 31, 2000 the Company’s investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of six months or less and are held to maturity.

      Reclassifications: Certain reclassifications have been made to the three and nine month periods ending December 31, 1999 to conform with the presentation used in the December 31, 2000 financial statements. The reclassifications did not effect net income or shareholders’ equity as previously reported.

3.	NET INCOME (LOSS) PER COMMON SHARE

      The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to options and warrants, when dilutive. As a result of the Company’s net loss in the nine months ended December 31, 2000 and 1999, all of the Company’s stock options and warrants were anti-dilutive.

4.	SHAREHOLDERS’ EQUITY

      Common stock offering: The Company consummated a common stock offering on June 3, 1999, consisting of 3,230 shares of common stock at an $8.00 per share price to the public. The net proceeds of the Offering, after underwriting discounts, commissions and offering costs of approximately $2,300, was approximately $23,500. In July 1999, the underwriters’ exercised their 15% over-allotment, resulting in the sale of an additional 485 shares of common stock. The net proceeds from the exercise of the over-allotment were approximately $3,400.

      On March 9, 2000, the Company completed a secondary offering of 2,305 shares of its common stock and received net proceeds of approximately $100,000. The proceeds from both offerings will be used for working capital and general corporate purposes. On April 10, 2000, 520 shares of the underwriters’ over allotment option from the Company’s March 9, 2000 secondary offering were issued for net proceeds of approximately $22,729.

5.	ACQUISITIONS

      On September 29, 1999, the Company completed its acquisition of InfoAccess, Inc. (“InfoAccess”), using the pooling-of-interests method of accounting. Each share of InfoAccess common stock outstanding at the time of the merger was converted into the right to receive 0.31230 shares of common stock of the Company in accordance with the merger agreement. An aggregate of 1,803 shares of common stock of the Company were issued in exchange for the 5,775 shares of common stock of InfoAccess outstanding at the time of the acquisition. In addition, the Company converted 1,207 outstanding options to purchase InfoAccess common stock into 377 options to acquire the Company’s common stock, on substantially the same terms as the original option agreement.

      On July 10, 2000, the Company acquired the Information Exchange Division (“IED”) of Inso Corporation (“Inso”). This transaction was accounted for under the purchase method of accounting and the acquired net assets were recorded at their estimated fair values at the date of acquisition. The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The following table presents the allocation of the purchase price:

In-process research and development	$10,400

Core technology	13,200

Customer base	3,500

Workforce	3,000

Capitalized software	2,800

Trademarks	1,700

Non-compete provisions	1,400

Excess of cost over fair value of net assets acquired	15,212

Net fair value of tangible assets acquired and liabilities assumed	4,058

Purchase price	$55,270

      The amounts allocated to core technology, customer base, workforce, capitalized software, trademarks and other intangibles are being amortized over the assets’ estimated useful life of three years. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the assets estimated useful life of three years.

      The values assigned to in-process research and development were expensed at the date of acquisition, since technological feasibility had not been established. The following unaudited pro forma statement of operations information was prepared assuming the IED acquisition had occurred on April 1, 1999 and in process research and development had been expensed as of that date:

	Nine Months Ended
	December 31,

	2000	1999

Total revenues	$50,480	$23,146

In process research and development	—	(10,400)

Net income	759	(12,141)

Net income (loss) per share:

Basic	$0.04	$(0.77)

Diluted	$0.03	$(0.77)

Weighted-average shares outstanding:

Basic	21,359	15,859

Diluted	23,499	15,859

6.	INCOME TAXES

      In the three months ended December 31, 2000, the Company recorded a deferred tax asset of $1,750 primarily related to the amortization of intangibles. As the Company believes that it is more likely than not that this asset will be realized, no valuation allowance has been recorded against this portion of the Company’s deferred tax asset. Additionally, during the three months ended December 31, 2000 the Company reduced current income taxes payable by $1,750 as a result of deductions related to stock option exercises. The effect of this reduction has been added to additional paid-in capital.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The information presented in this Item contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under “Risk Factors” below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

      IntraNet Solutions, Inc., (the "Company") is a leading provider of business content management solutions, including mobile and wireless access for intranet, extranet and Internet applications that offer customers the ability to rapidly access, manage and publish business data. IntraNet Solutions' Xpedio Content Management System is the industry's first single source, end-to-end content management solution. The Company's customers are primarily located throughout the United States and Europe.

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

      Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, to establish an administrative organization and for intangibles related to acquisitions. As a result, we have an accumulated deficit of approximately $20.4 million at December 31, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services, improve operational and financial systems and continue to consider acquisitions. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

      On July 10, 2000, we acquired the Information Exchange Division (“IED”) of Inso Corporation. IED is a market leader in mobile and wireless device viewing technologies and wireless business-to-business and business-to-employee applications and Web conversion. IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile and wireless devices to readily view files from desktop applications. Additionally, IED’s products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). The total cost of the acquisition, including transaction costs, was approximately $55.3 million.

      The acquisition was accounted for as a purchase business combination. Accordingly, the net fair value of tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of IED are included with those of the Company for the periods subsequent to the date of the acquisition.

Results of Operations — Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Revenues

      Total revenues increased by $13.7 million, or 235%, to $19.5 million for the three months ended December 31, 2000 from $5.8 million for the three months ended December 31, 1999. The increase in revenues was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base derived from IED.

      Product Licenses. Revenues for product licenses increased by $11.2 million, or 240% to $15.9 million for the three months ended December 31, 2000 from $4.7 million for the three months ended December 31, 1999. The increase in revenues for product licenses was attributable to the internal expansion of our customer base, increased sales to existing customers and the customer base derived from IED.

      Services. Revenues for services increased by $2.5 million or 213% to $3.6 million for the three months ended December 31, 2000 from $1.1 million for the three months ended December 31, 1999. The increase in revenues for services was primarily attributable to a larger installed base of products.

Cost of Revenues and Gross Profit

      Total cost of revenues increased by $2.0 million or 185% to $3.1 million for the three months ended December 31, 2000 from $1.1 million for the three months ended December 31, 1999. Total cost of revenues as a percentage of total revenues was 16% for the three months ended December 31, 2000 compared to 18% for the three months ended December 31, 1999. Gross profit increased by $11.7 million, or 247%, to $16.5 million for the three months ended December 31, 2000 from $4.8 million for the three months ended December 31, 1999. Total gross profit as a percentage of total revenues was 84% for the three months ended December 31, 2000 compared to 82% for the three months ended December 31, 1999. The increase in gross profit was due to increased revenues.

      Product Licenses. Cost of revenues for product licenses increased by $0.6 million, or 122%, to $1.1 million for the three months ended December 31, 2000 from $0.5 million for the three months ended December 31, 1999. Gross profit as a percentage of revenues for product licenses was 93% for the three months ended December 31, 2000 and 89% for the three months ended December 31, 1999. The change in gross profit percentage is due primarily to increased sales of our Xpedio Content Management Suite, content conversion and viewing products, which typically have higher sales prices than our other products.

      Services. Cost of revenues for services increased by $1.3 million or 241%, to $1.9 million for the three months ended December 31, 2000 from $0.6 million for the three months ended December 31, 1999. Gross profit as a percentage of revenues for services was 47% for the three months ended December 31, 2000 and 51% for the three months ended December 31, 1999. The change in gross profit percentage is due primarily to increased recruiting and staffing costs associated with consulting services personnel.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased by $5.9 million, or 212%, to $8.6 million for the three months ended December 31, 2000 from $2.7 million for the three months ended December 31, 1999. Sales and marketing expenses as a percentage of total revenues were 44% for the three months ended December 31, 2000 compared to 47% for the three months ended December 31, 1999. The increase in sales and marketing expenses was primarily due to the personnel added by the acquisition of IED. The decrease in sales and marketing expense as a percentage of revenues was primarily due to the increase in revenues.

      General and Administrative. General and administrative expenses increased by $1.5 million or 146%, to $2.6 million for the three months ended December 31, 2000 from $1.1 million for the three months ended December 31, 1999. General and administrative expenses as a percentage of total revenues were 13% for the three months ended December 31, 2000 compared to 18% for the three months ended December 31, 1999. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

      Research and Development. Research and development expenses increased by $2.1 million, or 281%, to $2.8 million for the three months ended December 31, 2000 from $0.7 million for the three months ended December 31, 1999. Research and development expenses as a percentage of total revenues were 14% for the three months ended December 31, 2000 compared to 13% for the three months ended December 31, 1999. The increase in research and development expenses as a percentage of total revenues was primarily due to an increase in staffing related to the personnel added by the acquisition of IED, and related costs to support new products and product enhancements.

      Amortization of Intangibles. A portion of the purchase price of IED was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets’ estimated useful lives, of three years. Intangible amortization expense resulting from the acquisition was $3.4 million for the three month period ended December 31, 2000.

Other Income/Expense

      Net interest income was $1.6 million for the three months ended December 31, 2000 compared to net interest income of $0.4 million for the three months ended December 31, 1999. Net interest income for the three months ended December 31, 2000 and 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. Other expenses of $0.4 million for the three months ended December 31, 2000 related to the permanent decline in the value of an investment the Company made in fiscal year 2000.

Results of Operations — Nine months Ended December 31, 2000 Compared to Nine months Ended December 31, 1999

Revenues

      Total revenues increased by $29.8 million, or 200%, to $44.6 million for the nine months ended December 31, 2000 from $14.8 million for the nine months ended December 31, 1999. The increase in revenues was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base acquired from IED.

      Product Licenses. Revenues for product licenses increased by $24.4 million, or 209%, to $36.1 million for the nine months ended December 31, 2000 from $11.7 million for the nine months ended December 31, 1999. The increase in revenues for product licenses was attributable to internal expansion of our customer base, increased sales to existing customers and the customer base acquired from IED.

      Services. Revenues for services increased by $5.4 million or 170%, to $8.5 million for the nine months ended December 31, 2000 from $3.1 million for the nine months ended December 31, 1999. The increase in revenues for services was primarily attributable to a larger installed base of products.

Cost of Revenues and Gross Profit

      Total cost of revenues increased by $4.5 million or 163%, to $7.3 million for the nine months ended December 31, 2000 from $2.8 million for the nine months ended December 31, 1999. Total cost of revenues as a percentage of total revenues was 16% for the nine months ended December 31, 2000 compared to 19% for the nine months ended December 31, 1999. Gross profit increased by $25.2 million, or 209%, to $37.3 million for the nine months ended December 31, 2000 from $12.1 million for the nine months ended December 31, 1999. Total gross profit as a percentage of total revenues was 84% for the nine months ended December 31, 2000 compared to 81% for the nine months ended December 31, 1999. The increase in gross profit percentage and dollars was primarily due to increased revenues for product licenses and services.

      Product Licenses. Cost of revenues for product licenses increased by $1.4 million or 113%, to $2.6 million for the nine months ended December 31, 2000 from $1.2 million for the nine months ended December 31, 1999. Gross profit as a percentage of revenues for product licenses was 93% for the nine months ended December 31, 2000 and 89% for the nine months ended December 31, 1999. The change in gross profit percentage is due primarily to increased sales of our Xpedio Content Management Suite and content conversion and viewing products, which typically have higher sales prices than our other products.

      Services. Cost of revenues for services increased by $3.1 million, or 203%, to $4.6 million for the nine months ended December 31, 2000 from $1.5 million for the nine months ended December 31, 1999. Gross profit as a percentage of revenues for services was 45% for the nine months ended December 31, 2000 compared to 51% for the nine months ended December 31, 1999. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased recruiting and staffing costs for consulting services personnel.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses increased by $12.6 million, or 187%, to $19.3 million for the nine months ended December 31, 2000 from $6.7 million for the nine months ended December 31, 1999. Sales and marketing expenses as a percentage of total revenues were 43% for the nine months ended December 31, 2000 compared to 45% for the nine months ended December 31, 1999. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, branding, public relations and trade shows and the inclusion of sales and marketing expenses of IED.

      General and Administrative. General and administrative expenses increased by $3.5 million or 124%, to $6.3 million for the nine months ended December 31, 2000 from $2.8 million for the nine months ended December 31, 1999. General and administrative expenses as a percentage of total revenues were 14% for the nine months ended December 31, 2000 compared to 19% for the nine months ended December 31, 1999. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues partially offset by an increase in personnel expenses.

      Research and Development. Research and development expenses increased by $4.6 million, or 245%, to $6.5 million for the nine months ended December 31, 2000 from $1.9 million for the nine months ended December 31, 1999. Research and development expenses as a percentage of total revenues were 15% for the nine months ended December 31, 2000 compared to 13% for the nine months ended December 31, 1999. The increase in research and development expenses as a percentage of total revenues was primarily due to increases in staffing and related costs to support new products and product enhancements, and the acquisition of IED.

      Purchased In-process Research and Development and Acquisition-Related Charges. In connection with our acquisitions, primarily IED, we incurred certain costs. A portion of the purchase price, $10.4 million, was allocated to in-process research and development and was expensed.

      Amortization of Intangibles. A portion of the purchase price of IED was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets’ estimated useful lives of three years. Intangible amortization expense resulting from the acquisition was $7.0 million for the nine month period ended December 31, 2000.

Other Income/Expense

      Net interest income was $5.5 million for the nine months ended December 31, 2000 compared to net interest income of $0.8 million for the nine months ended December 31, 1999. Net interest income for the nine months ended December 31, 2000 and 1999 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. Other expenses of $0.4 million for the nine months ended December 31, 2000 related to the permanent decline in the value of an investment the Company made in fiscal year 2000.

Net Operating Loss Carryforwards

      As of March 31, 2000, we had net operating loss carryforwards of approximately $35.7 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance on a portion of the deferred tax asset because of the uncertainty regarding its realization.

Liquidity and Capital Resources

      We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash provided by operating activities was $0.4 million for the nine months ended December 31, 2000, compared to net cash used in operating activities of $2.4 million for the nine months ended December 31, 1999.

      To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the nine months ended December 31, 2000 and 1999 were $1.8 million and $1.0 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

      As of December 31, 2000, we had $7.9 million in cash and equivalents, $92.4 million in short-term investments and $111.7 million in working capital. Net cash provided by financing activities was $25.2 million for the nine months ended December 31, 2000 and $30.8 million for the nine months ended December 31, 1999. In June 1999, we completed a public offering of our common stock that raised approximately $27.0 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $3.0 million. In March 2000, we completed a public offering of our common stock that raised approximately $100 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $5.9 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million.

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

PRO FORMA NET INCOME PER COMMON SHARE

      The Company’s pro forma basic net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and the Company’s pro forma diluted net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method). The accompanying pro forma supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States.

	Three Months Ended		Nine months Ended
	December 31,		December 31,

SUPPLEMENTAL INFORMATION	2000	1999	2000	1999

Net income (loss)	$143	$608	$(7,882)	$(559)

Add back charges:
Amortization of intangible assets and other	3,381	—	7,010	—

Write-off of in-process research and development	—	—	10,400	—

Acquisition and related costs	185	—	775	1,972

Total add back	3,566	—	18,185	1,972

Pro forma net income	$3,709	$608	$10,303	$1,413

Pro forma net income per share:

Basic	$0.17	$0.04	$0.48	$0.09

Diluted	$0.16	$0.03	$0.44	$0.08

Weighted average common shares outstanding:

Basic	21,552	17,123	21,359	15,859

Diluted	23,849	19,608	23,499	17,873

RISK FACTORS

Disclosure Regarding Forward-Looking Statements

              This Form 10-Q for the quarter ended December 31, 2000 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company’s Annual Report on Form 10-K for 2000 (“Form 10-K”) under the caption “Risk Factors.” Readers of this Form 10-Q should consider carefully the factors listed below and under the caption “Risk Factors” in the Company’s Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption “Risk Factors” in the Company’s Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company’s control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption “Risk Factors” in the Company’s Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE IED WITH OUR
OPERATIONS.

              On July 10, 2000, we acquired IED from eBT Technologies, Inc. (formerly INSO Corporation) in a transaction accounted for under the purchase method of accounting. We are currently integrating the business and products of IED without existing business and products. We may incur unanticipated costs in the course of this integration. In addition, the integration of IED with our operations involves the following risks:

•	failure to develop complementary product offerings and marketing strategies;

•	failure to maintain the customer relationships of IED;

•	failure to retain the employees of IED;

•	failure to coordinate product development efforts; and

•	diversion of management’s time and attention from other aspects of our business.

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

              Our quarterly revenues and operating results may fluctuate for several additional reasons, many of which are outside of our control, including the following:

•	demand for our products and services;

•	the timing of new product introductions and sales of our products and services;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, research and development or administration;

•	changes in the rapidly evolving market for Web content management solutions;

•	the mix of revenues from product licenses and services, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our staff or third-party contractors;

•	the mix of domestic and international sales;

•	costs related to possible acquisitions of technology or businesses;

•	general economic conditions; and

•	public announcements by our competitors.

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
DIVERT MANAGEMENT’S ATTENTION.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

              Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly profitability (excluding expenses related to the acquisitions of InfoAccess in the quarter ended December 31, 1999 and IED in the quarters ended September 30, 2000 and December 31, 2000). If we do not sustain our quarterly profitability, the market price of our stock may fall. Our ability to sustain our recent profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

•	the demand for our products;

•	our ability to quickly introduce new products;

•	the level of product and price competition;

•	our ability to control costs; and

•	general economic conditions.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT SOFTWARE PRODUCTS FOR OUR REVENUES.

              We currently derive all of our revenues from product licenses and services associated with our suite of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products.

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

              We anticipate that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on commercially favorable terms, or at all. We are not currently involved in any intellectual property litigation. We have been notified by a third party that it believes our Xpedio mark infringes its trademark. We will cease the use of this mark by June 30, 2001 and will develop and adopt a new mark.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS FAIL TO PERFORM TO SPECIFICATIONS.

              If software errors or design defects in our products cause damage to customers’ data and our agreements do not protect us from related product liability claims, our business, operating results and financial condition may be materially adversely affected. In addition, we could be subject to product liability claims if our security features fail to prevent unauthorized third parties from entering our customers’ intranet, extranet or Internet Web sites. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses spread by third parties may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where we operate.

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

              The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

•	variations in quarterly operating results;

•	changes in estimates by securities analysts;

•	changes in market valuations of companies in our industry;

•	announcements by us of significant events, such as major sales, acquisitions of businesses or losses of major customers;

•	additions or departures of key personnel; and

•	sales of our equity securities.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

              Robert F. Olson, our Chairman and Chief Executive Officer, holds approximately 11.0% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 13.1% of our common stock. These persons have significant influence over IntraNet Solutions’ affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

              The Company’s exposure to market risk is unlikely to have a material adverse effect on the Company’s business, results of operations or financial condition.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
(a.)       Exhibits

EXHIBIT INDEX

FILE	DESCRIPTION	REFERENCE

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

3.2	Bylaws	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 22, 1997, File No. 0-19817

10.4	IntraNet Solutions, Inc. 1994-1997 Stock Option and Compensation Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998

10.16	Schedule identifying certain material details of documents substantially identical to those set forth in Exhibits 10.17, 10.18, 10.19 and 10.20	Incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.17	Promissory Note dated December 20, 1996, made by the Registrant in favor of Rita M. Olson	Incorporated to Exhibit 10.17 of the Registrant’s Form 10KSB for the fiscal year ended March 31, 1997.

10.18	Amendment dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Rita M. Olson dated December 20, 1996	Incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10KSB for the fiscal year ended March 31, 1997.

10.19	Amendment dated June 5, 1997, by and between the Registrant and Rita M. Olson dated December 20, 1996	Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.20	Stock Purchase Warrant Agreement dated December 20, 1996, by and between the Registrant and Rita M. Olson	Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.21	Note Conversion and Subscription Agreement dated June 6, 1997, by and between the Registrant and Rita M. Olson	Incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.26	Employment Agreement Dated April 1, 1999, by and between the Registrant and Gregg A. Waldon*	Incorporated by reference to Exhibit 10.26 of the Registrant’s statement on Form S-1, File No. 333-77389.

10.28	InfoAccess, Inc. 1990 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.1 of the Registrant’s statement on Form S-8, File No. 333-90843

10.29	InfoAccess, Inc. 1995 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.2 of the Registrant’s statement on Form S-8, File No. 333-90843

10.30	Employment Agreement Dated August 1, 1999, by and between the Registrant and Robert F. Olson*	Incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

10.31	IntraNet Solutions, Inc. 1999 Employee Stock Option and compensation Plan*	Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-Q for the three months ended September 30, 1999.

10.32	Agreement and Plan of Merger among IntraNet Solutions, Inc., IntraNet Chicago Acquisition Corporation, IntraNet Kansas City Acquisition Corporation, Inso Chicago Corporation, Inso Kansas City Corporation and Inso Corporation, dated as of July 10, 2000	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated July 10, 2000

10.33	IntraNet Solutions, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 25, 2000

10.34	IntraNet Solutions, Inc. 2000 Employee Stock Incentive Plan*	Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q for the three months ended June 30, 2000.

10.35	IntraNet Solutions, Inc. 1997 Directors Stock Option Plan*	Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998

10.36	IntraNet Solutions, Inc. Employee Stock Purchase Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission July 29, 1999

11.1	Computation of earnings per share	Electronic transmission

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

*Management contract, compensation plan or arrangement.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IntraNet Solutions, Inc.

(Registrant)

Date:	February 7, 2001	By: /s/ Robert F. Olson

Robert F. Olson, Chairman, and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2001	By: /s/ Gregg A. Waldon

Gregg A. Waldon Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

FILE	DESCRIPTION	REFERENCE

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

3.2	Bylaws	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 22, 1997, File No. 0-19817

10.4	IntraNet Solutions, Inc. 1994-1997 Stock Option and Compensation Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998

10.16	Schedule identifying certain material details of documents substantially identical to those set forth in Exhibits 10.17, 10.18, 10.19 and 10.20	Incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.17	Promissory Note dated December 20, 1996, made by the Registrant in favor of Rita M. Olson	Incorporated to Exhibit 10.17 of the Registrant’s Form 10KSB for the fiscal year ended March 31, 1997.

10.18	Amendment dated March 4, 1997, to the Promissory Note made by the Registrant in favor of Rita M. Olson dated December 20, 1996	Incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10KSB for the fiscal year ended March 31, 1997.

10.19	Amendment dated June 5, 1997, by and between the Registrant and Rita M. Olson dated December 20, 1996	Incorporated by reference to Exhibit 10.19 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.20	Stock Purchase Warrant Agreement dated December 20, 1996, by and between the Registrant and Rita M. Olson	Incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.21	Note Conversion and Subscription Agreement dated June 6, 1997, by and between the Registrant and Rita M. Olson	Incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-KSB for the fiscal year ended March 31, 1997.

10.26	Employment Agreement Dated April 1, 1999, by and between the Registrant and Gregg A. Waldon*	Incorporated by reference to Exhibit 10.26 of the Registrant’s statement on Form S-1, File No. 333-77389.

10.28	InfoAccess, Inc. 1990 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.1 of the Registrant’s statement on Form S-8, File No. 333-90843

10.29	InfoAccess, Inc. 1995 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.2 of the Registrant’s statement on Form S-8, File No. 333-90843

10.30	Employment Agreement Dated August 1, 1999, by and between the Registrant and Robert F. Olson*	Incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

10.31	IntraNet Solutions, Inc. 1999 Employee Stock Option and compensation Plan*	Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-Q for the three months ended September 30, 1999.

10.32	Agreement and Plan of Merger among IntraNet Solutions, Inc., IntraNet Chicago Acquisition Corporation, IntraNet Kansas City Acquisition Corporation, Inso Chicago Corporation, Inso Kansas City Corporation and Inso Corporation, dated as of July 10, 2000	Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K dated July 10, 2000

10.33	IntraNet Solutions, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 25, 2000

10.34	IntraNet Solutions, Inc. 2000 Employee Stock Incentive Plan*	Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q for the three months ended June 30, 2000.

10.35	IntraNet Solutions, Inc. 1997 Directors Stock Option Plan*	Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998

10.36	IntraNet Solutions, Inc. Employee Stock Purchase Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission July 29, 1999

11.1	Computation of earnings per share	Electronic transmission

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

*Management contract, compensation plan or arrangement.