Form 10-K
period 2001-03-31
INTRANET SOLUTIONS INC
filed 2001-06-29
CIK 867347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-19817

                            INTRANET SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MINNESOTA                                      41-1652566
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          7777 GOLDEN TRIANGLE DRIVE
           EDEN PRAIRIE, MINNESOTA                               55344-3736
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (952) 903-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 20, 2001, was $673,480,636 based on the closing sale price for the registrant's common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of June 20, 2001, the registrant had 22,178,619 shares of common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INTRANET SOLUTIONS, INC.

                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                    DESCRIPTION                           PAGE
                                    -----------                           ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   10
  Item 3.   Legal Proceedings...........................................   10
  Item 4.   Submission of Matters to a Vote of Security Holders.........   10
  Item 4A.  Executive Officers of the Registrant........................   10
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   11
  Item 6.   Selected Financial Data.....................................   11
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   11
  Item 8.   Financial Statements and Supplementary Data.................   11
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   11
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   12
  Item 11.  Executive Compensation......................................   12
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   12
  Item 13.  Certain Relationships and Related Transactions..............   12
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   12

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated for the annual meeting of Shareholders to be held on August 29, 2001 and the Annual Report to Shareholders for the year ended March 31, 2001 are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2001.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" are incorporated by reference under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (including "Risk Factors") and contains forward-looking statements within the meaning of the safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the company's management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in the Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" beginning on page 11 in Exhibit 13.1 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

     IntraNet Solutions, Inc., is a leading provider of business content management solutions, providing browser-based Web and wireless access to content-centric business Web sites and content-supported e-business applications. IntraNet Solutions' products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processes for these sites. Business and Web content from a wide variety of enterprise sources, including desktop applications, business applications, and templates, is automatically converted to output formats. These output formats, which include XML, HTML, WML, cHTML, and PDF, allow content to be viewed on the Web with just a standard browser or on a wireless device. Personalization and compatibility with corporate security models ensure that users access only the information they need.

     With headquarters in Eden Prairie, MN, the company maintains offices throughout the United States, Europe, and Australia. The company currently has more than 1,500 customers, primarily located throughout the United States and Europe.

PRODUCTS

     IntraNet Solutions' product line consists of Xpedio(R), our flagship enterprise content management suite, our Transit product line for small and medium-size businesses, and our Outside In content viewing and conversion technology for developers and OEM customers. The company also provides professional services, training, maintenance programs, and customer support.

XPEDIO CONTENT MANAGEMENT SUITE

     For Global 2000 enterprise companies, IntraNet Solutions offers the Xpedio Content Management Suite, the core of which consists of two products; Xpedio Content Server and Xpedio Content Publisher. The Xpedio product line also includes add-on modules such as Xpedio PDF Converter, Xpedio Content Categorizer, Xpedio Content Tracker, Xpedio Legacy and Xpedio Report Parser. Xpedio's n-tier Web-based open architecture scales easily to support enterprise-wide implementations and is designed to integrate with other applications and application servers using common industry technologies such as EJB, COM or a Java application programming interface (API). Xpedio products are generally licensed on a per-server basis and are available for different numbers of content contributors.

     Key Xpedio features include:

     - Ease of use and administration. Our products feature quick installation, ease-of-use for individual users and simple maintenance procedures for administrators. Xpedio's features automate many tasks that were previously performed manually.

     - Ease of integration. From inception, our products have been built on open Web standards enabling seamless integration into existing corporate environments. Our component architecture allows customers the ability to integrate immediately with other system components. For example, our compatibility with Windows NT Domain, LDAP, and Active Directory security frameworks provides support for integrations with centralized corporate security models.

     - Scalability. Our customers' business-critical information needs continue to expand and evolve. As volume and bandwidth increase across an enterprise, we ensure that our customers' information investments are protected and that they can continue to grow using our products.

     - Flexibility. With our open Web standards, multi-platform Java-based solution, and integration capabilities, we offer customers the flexibility to address both current and future Web content management needs while utilizing their existing Internet infrastructure.

XPEDIO CONTENT SERVER

     Xpedio Content Server is a robust and scalable Web content management system that helps users shorten enterprise Web development times. Due to the low total cost of ownership, customers generally achieve a rapid return on investment. Designed to be extremely easy-to-use, Xpedio Content Server gives every content contributor the ability to automatically publish content to Web sites from their desktop without compromising on corporate standards for control and manageability. Web content management ensures content is always current and accurate, and frees Webmasters from routine coding and updating.

     Users at all levels of an organization and with widely varying technical abilities can contribute business and Web content to the Content Server. Contributors submit content using familiar desktop applications (e.g., Microsoft Office, CAD, Visio, others), business applications (e.g., ERP, CRM, legacy systems), Xpedio contribution templates, design applications (e.g., HTML, XML editors, others), scanned documents or e-mail. Once content is contributed, Xpedio Content Server assigns metadata to it and manages the content in its original, native format. Robust library services, including version control, check-in and check-out capabilities, help users manage the editing process. Previous versions of content are available for rollback, auditing, or reference purposes. Content Server also provides comprehensive workflow management throughout the content lifecycle, from review and approval of original content to Web page presentation, staging, and deployment.

XPEDIO CONTENT PUBLISHER

     With Xpedio Content Publisher, users are able to automatically publish content managed in Xpedio Content Server to the Web without the help of a Webmaster. Advanced template-based technology separates the content itself from the "look and feel". Web publishing is streamlined, combining business or Web content elements into professional, well-designed and fully linked Web sites.

     Xpedio Content Publisher extracts content from the Xpedio Content Server, converts it automatically into the desired Web output format (XML, HTML, WML, or cHTML -- depending on the device used), and publishes the resulting Web pages to a Web server or back to the Xpedio Content Server for secure management and version control.

     Full Web site production capabilities are also provided, including workflow of a staged site, Webmaster collaboration and content preview capabilities. In addition, Web site navigation can be personalized based on user profiles to meet the needs of individual users.

ADD-ON MODULES

     The following table highlights the features of our Xpedio Add-On Modules:

-----------------------------------------------------------------------------------------
PRODUCT NAME                                           FEATURES
-----------------------------------------------------------------------------------------
 Xpedio Outbound Refinery    - Fast, efficient, on-demand content publishing
                             - Converts over 225 file formats to HTML, JPEF, GIF
                             - Rules-based templates to ensure consistent look and feel
-----------------------------------------------------------------------------------------
 Xpedio Content Categorizer  - Intelligently categorizes text-based content upon submittal to Content Server
                             - For use in batch loading of large amounts of content, or interactively with individual content items
-----------------------------------------------------------------------------------------
 Xpedio Content Tracker      - Enables Web site administrators to use Xpedio metadata to define both static and dynamic reports
                             - Analyze site traffic, perform clickpath analysis, and
                             track users within Xpedio Content Server
                             - Highlight areas of improvement to site design, navigation, and overall usability
-----------------------------------------------------------------------------------------
 Xpedio Desktop              - Installed on users' desktop systems
                             - Allows direct linkage between Content Server and client
                             applications
                             - Two options
                             - ODMA product -- for direct contribution from
                             ODMA-compliant applications such as Word, WordPerfect,
                               Excel, and PowerPoint
                             - Microsoft(TM) Outlook Integration product -- for direct
                             contribution of e-mail messages and attachments from
                               Microsoft Outlook
-----------------------------------------------------------------------------------------
 Xpedio Report Parser        - Capture reports from mainframe, legacy, and ERP systems
                             and other applications
                             - Store them in Xpedio and make them instantly available to users online
-----------------------------------------------------------------------------------------
 Xpedio Legacy               - Automatically scan and convert an organization's
                             paper-based legacy data and content into Web-ready files
                             - Uses both Adobe Acrobat Capture and Kofax Ascent Capture scanning technology
-----------------------------------------------------------------------------------------
 Xpedio PDF Converter        - Automatically convert original source files to
                             Web-viewable PDF upon check-in to the Content Server
                             - PDF format allows users to view the content without
                             opening the original application
-----------------------------------------------------------------------------------------
 Xpedio XML Converter        - Convert over 225 native file formats to XML automatically upon check-in
                             - XML version is stored in Xpedio Content Server and is
                             available for reuse and further conversion to additional
                               formats
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
PRODUCT NAME                                           FEATURES
-----------------------------------------------------------------------------------------
 Xpedio InterCAD             - Access, manage, and publish native AutoCAD engineering
                             drawings in a Web-based format
-----------------------------------------------------------------------------------------
 Xpedio TIFF Conversion      - Check TIFF (Tagged Image File Format) files into Xpedio
                             and then Web-publish these as multiple-page PDF files
-----------------------------------------------------------------------------------------
 Xpedio Compression          - Check-in large image files and convert them automatically to a compressed MrSID format
                             - MrSID file format is visible as a thumbnail on which users can perform high-resolution zooming
-----------------------------------------------------------------------------------------
 Xpedio PDF Merge            - Combine multiple documents (converted to PDF) into a
                             single PDF document
                             - Use additional PDF Merge elements to achieve more
                             personalized composite documents -- including watermarks,
                               headers/footers, Table of Contents, and page numbering
-----------------------------------------------------------------------------------------
 Xpedio Watermark            - Specify various security attributes on a PDF file (overlay or underlay a watermark, disable printing, disable text
                               selection, and disable note creation)
-----------------------------------------------------------------------------------------
 Xpedio PDF Interchange      - Convert PDF documents into HTML
                             - Display them in a Web browser without requirement of
                             Acrobat Reader or other client software
-----------------------------------------------------------------------------------------
 Xpedio Enterprise Search    - Search for documents over multiple Content Server
                             instances
-----------------------------------------------------------------------------------------

     For small and medium-sized businesses with less need for the broad spectrum of Xpedio's content management capabilities, IntraNet Solutions offers the Transit product line. Transit products streamline publishing and offer these customers a cost-effective solution for delivering content to their Web sites. IntraNet Solutions' channel partners sell and distribute Transit throughout the world -- including US, Europe, and Asia-Pacific countries.

HTML TRANSIT

     HTML Transit lets users specify standard business documents as the source content for their site and then easily publishes that content to the Web, using HTML or XML. When source content changes, HTML Transit updates the site easily, ensuring that it's well maintained with reliable links.

TRANSIT CENTRAL

     Transit Central, a companion product, takes the publishing process one step further by letting Webmasters specify directories where content can be collected. Content authors can then easily publish information by dragging and dropping documents into those directories. Administrators can schedule updates to happen hourly, weekly, or as often as needed.

TRANSIT CENTRAL SDK

     Transit Central SDK is the Software Developer's Kit for Transit Central. The SDK provides powerful Web publishing functionality that can be integrated into any business system or software application. Document management systems, workflow, or other software systems that require efficient, highly automated Web publishing solutions can benefit from the wide array of integration options available.

OUTSIDE IN(R) CONTENT VIEWING AND CONVERSION TECHNOLOGY

     IntraNet Solutions' industry-leading Outside In technology not only provides core capabilities to the Xpedio Content Management suite, but also offers software application developers, wireless service providers, and hardware manufacturers unparalleled business document viewing and conversion functionality. Outside In supplies IntraNet Solutions' OEM customers with a cost-effective solution for viewing and/or converting more than 225 file formats in many different application environments -- from applications on desktop and handheld device platforms to Web and wireless servers in high-throughput 7x24 environments. By embedding the Outside In technology into their application, our customers leverage our expertise in document formats to cost-effectively add information access to their product while continuing to focus on their particular expertise.

     Outside In's robust and flexible API ensures that customers can quickly integrate the technology into their product, customizing it to suit their particular application's requirements.

     The Outside In Content Viewing and Conversion technology is used by over 350 OEMs as a mission-critical component for enabling information access in enterprise applications, handheld devices, and service environments.

OUTSIDE IN VIEWER TECHNOLOGY (OIVT)

     OIVT renders high-fidelity views of documents without accessing the documents' native applications. The product enables file-viewing, printing and copy/paste functionality for more than 225 file formats, including word processing, spreadsheet, database, presentation, graphics and archive data types. OIVT on Microsoft Windows CE and Symbian platforms offers high-fidelity views of more than 70 file formats on mobile and wireless devices.

OUTSIDE IN CONTENT ACCESS

     Content Access enables developers to extract document content from business documents for such diverse applications as indexing and search technologies to unified communications applications. Content Access extracts text and document properties from more than 225 file formats, automatically translating the text to a develop-defined character set.

OUTSIDE IN HTML EXPORT

     HTML Export offers application developers a straightforward way to provide browser-based Web access to business documents. HTML Export automatically converts word processing, spreadsheet, presentation, drawing and bitmap files into high-quality HTML, GIF and JPEG formats. HTML Export's template-driven architecture supports customization of the resulting HTML to the look-and-feel of the overall environment and takes advantage of the capabilities of the consuming browser.

OUTSIDE IN WIRELESS EXPORT

     Wireless Export enables applications and wireless service providers to offer their users access to information stored in business documents from smart phones, handheld devices, WAP-enabled devices and wireless device browsers. Content is automatically converted to formats supported by wireless devices, such as WML, cHTML/iMode, HDML, XHTML, AvantGo HTML, WCA HTML 1.1, HTML and ASCII text.

OUTSIDE IN XML EXPORT

     XML Export automatically converts more than 225 file formats to XML (Extensible Markup Language), which is an industry-standard format commonly used to store enterprise content. XML Export is designed for applications seeking to normalize document information to XML or to obtain access to all information contained in a document.

CONSULTING SERVICES

     Our consulting services professionals employ a combination of applied software installation, configuration, development and integration skills with experience-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer's organization.

Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

     - Technical needs analysis, e.g. software, security and metadata analysis

     - Solutions development and deployment strategies

     - Software installation and configuration

     - Custom application development

     - Third party product integration

     - Project management and

     - Knowledge transfer

     These services are sold in conjunction with our software products and are offered for fees, the amount of which depends on the nature and scope of the project. We are currently focusing on expanding our consulting services offerings in response to customer requests for on-going content management solution guidance and support.

PRODUCT SUPPORT

     We offer a suite of Product Support programs that allows the customer to select the offering(s) that best satisfies its Xpedio maintenance and support requirements. From the initial installation and configuration of Xpedio to the point of application deployment, our Product Support resources strive to provide exceptional customer service through quick response time, effective trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access Product Support resources on a worldwide basis for assistance during the customer's normal business hours. Additional support offerings are available which supplement the customer's product support requirements. Product Support offerings are renewable on an annual basis and are priced as a percentage of the product license fees.

PRODUCT TRAINING

     A suite of basic and advanced product training classes is available for customers who have purchased the Xpedio content management system. Both technical and end user training classes are provided, each of which may be presented at designated worldwide training facilities or at a customer's site. Pricing varies based on class duration and location.

SALES AND MARKETING

     We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach typically includes a technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products' capabilities and direct negotiations with our sales staff. In addition, we have an internal telemarketing operation that is responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2001, we had a worldwide total of 139 direct and indirect sales and sales support and 31 marketing personnel, which includes business development and alliances.

     We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.

     We currently have operations in Australia, Germany, the Netherlands, the United Kingdom and the United States. Localized versions of our software are anticipated to be introduced in European and Asian markets in fiscal year 2002. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in Europe and in Asia Pacific and by continuing to develop our indirect partner relationships. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners resellers, OEMs, key systems integrators and other channel partners.

     We use a variety of marketing programs to build market awareness of our brand name and of our products, as well as to attract potential customers to our products. A broad mix of programs is used to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements, Web site marketing and joint marketing programs. Our marketing organization produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 1999, 2000 and 2001, were approximately $2.2 million, $2.9 million and $9.8 million, respectively. This represented 13%, 13% and 15%, respectively, of research and development expenses when compared to total revenue. Additionally, we recognized as expense $10.4 million of acquired in-process research and development in fiscal 2001 related to the acquisition of the Information Exchange Division from eBT International, Inc. in July 2000. We expect that we will continue to commit significant resources to research and development in the future. All research and development costs have been expensed as incurred. As of March 31, 2001 we had 125 employees engaged in research and development activities and we plan to continue to hire additional engineers to further our research and development activities.

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

ACQUISITIONS

     In September 1999, we acquired InfoAccess, a Web-based software company, in a transaction accounted for using the pooling-of-interests method. This further enhanced our conversion of various file types to Web formats including XML and HTML and our ability to publish business data to the Web. Accordingly, our financial information includes the results of operations of InfoAccess for all periods presented.

     In July 2000, we acquired the Information Exchange Division ("IED") of eBT International, Inc. (formerly Inso Corporation). IED is the market leader in mobile and wireless device viewing technologies and applications and Web conversion. IED's products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). Additionally, IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of applicable mobile and wireless devices to readily view files from desktop applications. The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The acquisition was accounted for as a purchase business combination. Accordingly, the net fair value of tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of IED are included with those of the Company for the periods subsequent to the date of the acquisition.

COMPETITION

     The market for Web business content management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary source of competition is from Web content management products offered by companies such as Documentum, Inc., Eprise, Inc., Interwoven, Inc., Open Market, Inc. and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally.

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

CUSTOMERS

     Our customer base has grown to over 1,500 customers, of which over 350 are OEM customers, representing a diverse group of industries. Our customers range from small manufacturing firms to Fortune 500 companies. We are not dependent on any single customer or group of customers. Selected customers include:

AIRLINE AND TRANSPORTATION     BANKING AND FINANCE             CONSUMER               GAS AND UTILITIES
--------------------------  -------------------------  -------------------------  -------------------------
Allied Signal               Agio                       Carlson Companies          Natural Gas Company of
                                                                                    Trinidad & Tobago
Boeing                      Cargill                    ConAgra Foods
Britannia Airways           Dean Witter Reynolds       Cox Communications         Sierra Pacific Power
British Aerospace Airbus    Earnst Young               Land O' Lakes              Oglethorpe
  (UK)                      International
Kia Motors                  Fidelity                   Los Angeles Times
Renault                     GE Capital                 Office Max
The Sabre Group             ING Barings (Europe)       Revlon
United Parcel Service       KPMG                       Target
                            Merrill Lynch
                            Primerica
                            U.S. Bancorp Piper
                            Jaffray

GOVERNMENT AND EDUCATION          HEALTH CARE            HIGH TECH./TELECOM.           MANUFACTURING
-------------------------  -------------------------  -------------------------  -------------------------
FBI                        Allina Health System       Agilent                    Burlington Industries
Lawrence Livermore         Premera Blue Cross         Apple Computer             Eaton
  National Laboratory
Swiss Highway Authority    Tuffs Health Care          Compaq                     Ecolab

United Nations             United Health Group        Ericsson                   Fisher Controls
U.S. Department of         Wellmark Blue Cross and    Fujitsu                    General Motors
  Justice                    Blue Shield
                                                      Genuity                    Honeywell, Inc.
                                                      Hewlett-Packard            Maytag
                                                      IBM                        Mitsubishi
                                                      Intel                      Praxair
                                                      Lucent Technologies        SKF
                                                      Siemens Microelectronics   Toshiba
                                                      Sony                       Toyota
                                                      Verizon                    TRW
                                                      Xerox

             OEM
-----------------------------
Cisco          HP
Oracle         Sun
Yahoo          Intel
Lucent         Nokia

PROPRIETARY RIGHTS AND LICENSING

     We rely on a combination of copyright, trade secret, trademark, confidentiality procedures and contractual provisions to protect our proprietary rights. United States and international copyright laws provide limited protections for our software, documentation and other written materials. We license our products in object code format for limited use by customers. We treat the source code for our products as a trade secret and we require all employees and third-parties who need access to the source code to sign non-disclosure agreements. We have registered the trademark IntraNet Solutions, in the United States and Canada. We have been notified by a third party that it believes our Xpedio mark infringes its trademark. We intend to cease the use of this mark by September 30, 2001 and will develop and adopt a new mark.

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

     We have not received notice of any claims of infringement by us, except with respect to our Xpedio mark as described above. We cannot be sure that third parties will not make additional claims of infringement with respect to our current or future products. We expect that developers of Web content management products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of March 31, 2001, we had 435 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

     In July 2000, the Company began a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which is the corporate headquarters facilities. The Company is currently sub-letting approximately 18,000 square feet for its former headquarters pursuant to a lease expiring in July 2005.

     Additionally, the Company leases approximately 16,000 square feet of office space in Bellevue, Washington with a lease term expiring in May 2002, of which approximately 5,000 square feet is sublet through May 2002, approximately 8,000 square feet of office space in Boston, Massachusetts with lease terms expiring June 2001 through September 2006, approximately 17,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006, approximately 6,000 square feet of office space in Scottsdale, Arizona with a lease term expiring in February 2004 and approximately 9,000 square feet in London, United Kingdom with a lease term expiring in May 2016. Management believes that our facilities are suitable and adequate for current office requirements.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2001.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Executive Officers of the Registrant

     The Executive Officers of the Company are:

NAME                                   AGE                           POSITION
----                                   ---                           --------
Robert F. Olson......................  45    Chief Executive Officer and Chairman of the Board
Vernon J. Hanzlik....................  43    President
Gregg A. Waldon......................  40    Chief Financial Officer, Secretary, Treasurer and
                                             Director

     Robert F. Olson founded our business and has served as Chief Executive Officer and Chairman of the Board of IntraNet Solutions and its predecessor company since October 2000 and as its President, Chief Executive Officer and Chairman of the Board since 1990. From 1987 to 1990, he served as the General Manager of the Greatway Communications Division of Anderberg-Lund Printing Company, an electronic publishing sales and service organization. Prior to that time, Mr. Olson held management and marketing positions in several electronic publishing service organizations.

     Vernon J. Hanzlik has served as our President since October 2000, as Vice President of Sales from October 1999 to September 2000, as Vice President of Strategic Development from April 1999 to October 1999 and as Vice President, Product Marketing from June 1996 to April 1999. Prior to that time, Mr. Hanzlik held marketing and application consulting positions with Lee Data Corporation, a computer hardware manufacturer.

     Gregg A. Waldon has served as our Chief Financial Officer, Treasurer and Secretary, and as a director, since April 1999. From 1992 to April 1999, he held various financial management positions with GalaGen Inc., a publicly traded biopharmaceutical and nutritional ingredients company, where he served as Chief Financial Officer since November 1994. Prior to that time, Mr. Waldon was employed by PricewaterhouseCoopers LLP.

     Officers of the Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference is the information appearing under the heading "Market For Registrant's Common Equity and Related Shareholder Matters" in our Annual Report to Shareholders for the year ended March 31, 2001 (the "2001 Annual Report") included in this Form 10-K as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated herein by reference is the information appearing under the heading "Selected Consolidated Financial Data" in the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference is the information appearing under the heading "Quantitative and Qualitative Disclosures About Market Risk" in the 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference is the information appearing under the headings "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Report of Independent Certified Public Accountants" in the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Directors of the Registrant

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the annual meeting of Shareholders to be held on August 29, 2001 (the "Proxy Statement").

  (b) Executive Officers of the Registrant

     Incorporated herein by reference is the information appearing herein under
Item 4a.

  (c) Compliance with Section 16 (a) of the Exchange Act

     Incorporated by reference is the information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information appearing under the headings "Executive Compensation" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders" in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in our Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

     1. Financial Statements:

        The consolidated financial statements of the Company are incorporated herein by reference from the information appearing under the headings "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Report of Independent Certified Public Accountants" in the 2001 Annual Report.

     2. The following consolidated financial statement schedules of the Company are included in Item 14(d):

        Schedule II Valuation and Qualifying Accounts

     3. See Item 14(c) below for a listing of exhibits filed as part of this Annual Report on Form 10K.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 2001.

  (c) Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 2001.

                                 EXHIBIT INDEX

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 10-Q for the
                                                    quarter ended September 30, 2000
 3.2   Bylaws                                       Incorporated by reference to Exhibit A of
                                                    the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    22, 1997, File No. 0-19817
 4.7   Warrant to purchase 225,000 shares of        Electronic transmission
       common stock to Merrill, Lynch, Pierce,
       Fenner & Smith dated February 22, 2000
10.4   IntraNet Solutions, Inc. 1994-1997 Stock     Incorporated by reference to Exhibit A of
       Option and Compensation Plan*                the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.20  Stock Purchase Warrant Agreement dated       Incorporated by reference to Exhibit
       December 20, 1996, by and between the        10.20 of the Registrant's Form 10-KSB for
       Registrant and Rita M. Olson                 the fiscal year ended March 31, 1997
10.26  Employment Agreement Dated April 1, 1999,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.26 of the Registrant's Statement on
       A. Waldon*                                   Form S-1, File No. 333-77389
10.28  InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's statement on Form
                                                    S-8, File No. 333-90843
10.29  InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's statement on Form
                                                    S-8, File No. 333-90843
10.30  Employment Agreement Dated August 1,         Incorporated by reference to Exhibit
       1999, by and between the Registrant and      10.30 of the Registrant's Form 10-Q for
       Robert F. Olson*                             the quarter ended September 30, 1999
10.31  IntraNet Solutions, Inc. 1999 Employee       Incorporated by reference to Exhibit
       Stock Option and compensation plan           10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.32  Agreement and Plan of Merger among           Incorporated by reference to Exhibit 2 to
       IntraNet Solutions, Inc., IntraNet           the Registrant's Current Report on Form
       Chicago Acquisition Corporation, IntraNet    8-K dated July 10, 2000
       Kansas City Acquisition Corporation, Inso
       Chicago Corporation, Inso Kansas City
       Corporation and Inso Corporation, dated
       as of July 10, 2000
10.33  IntraNet Solutions, Inc. 2000 Stock          Incorporated by reference to Exhibit B to
       Incentive Plan*                              the Registrant's Definitive Proxy
                                                    statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.34  IntraNet Solutions, Inc. 2000 Employee       Incorporated by reference to Exhibit
       Stock Incentive Plan*                        10.34 of the Registrant's Form 10-Q for
                                                    the three months ended June 30, 2000
10.35  IntraNet Solutions, Inc. 1997 Directors      Incorporated by reference to Exhibit B of
       Stock Option Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.36  IntraNet Solutions, Inc. Employee Stock      Incorporated by reference to Exhibit A of
       Purchase Plan*                               the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999
11.1   Computation of earnings per share            Electronic transmission
13.1   Annual Report to Shareholders                Electronic transmission
21     Subsidiaries of Registrant                   Electronic transmission
23.1   Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Included on the signature page hereof

---------------
* Management contract, compensation plan or arrangement.

  (d) Schedule  IntraNet Solutions, Inc and Subsidiaries

                  SCHEDULE II VALUATION OF QUALIFYING ACCOUNTS

COLUMN A                                                 COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------                                                ----------   ---------   ----------   ----------
                                                        BALANCE AT                            BALANCE AT
                                                        BEGINNING                               END OF
DESCRIPTION                                             OF PERIOD    ADDITIONS   DEDUCTIONS     PERIOD
-----------                                             ----------   ---------   ----------   ----------
                                                                         (IN THOUSANDS)
Deducted From Assets:
  Allowance for doubtful accounts:
     Year ended March 31, 1999........................     $408       $  692       $  790       $  310
                                                           ====       ======       ======       ======
     Year ended March 31, 2000........................     $310       $1,249       $1,029       $  530
                                                           ====       ======       ======       ======
     Year ended March 31, 2001........................     $530       $3,273*      $1,660       $2,143
                                                           ====       ======       ======       ======

---------------
* Includes $1,389 of additions resulting from the acquisition of IED in July 2000, not recognized as expense, and a valuation allowance related to foreign currency transactions.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders
IntraNet Solutions, Inc.

     In connection with our audits of the consolidated financial statements of IntraNet Solutions, Inc. and subsidiaries referred to in our report dated April 25, 2001, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 25, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 29, 2001.

                                          INTRANET SOLUTIONS, INC.

                                          By       /s/ ROBERT F. OLSON
                                            ------------------------------------
                                              Robert F. Olson, Chief Executive
                                              Officer and Chairman of the Board

                               POWER OF ATTORNEY

     Each of the undersigned hereby appoints Robert F. Olson and Gregg A. Waldon, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2001.

                                                  /s/ ROBERT F. OLSON
                                          --------------------------------------
                                             Robert F. Olson, Chief Executive
                                            Officer and Chairman of the Board
                                              (Principal Executive Officer)

                                                  /s/ GREGG A. WALDON
                                          --------------------------------------
                                             Gregg A. Waldon, Chief Financial
                                                   Officer, Secretary,
                                          Treasurer (Principal Financial Officer
                                                      and Principal
                                             Accounting Officer) and Director

                                                 /s/ KENNETH H. HOLEC
                                          --------------------------------------
                                                Kenneth H. Holec, Director

                                                 /s/ STEVEN C. WALDRON
                                          --------------------------------------
                                               Steven C. Waldron, Director

                                 EXHIBIT INDEX

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 10-Q for the
                                                    quarter ended September 30, 2000
 3.2   Bylaws                                       Incorporated by reference to Exhibit A of
                                                    the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    22, 1997, File No. 0-19817
 4.7   Warrant to purchase 225,000 shares of        Electronic transmission
       common stock to Merrill, Lynch, Pierce,
       Fenner & Smith dated February 22, 2000
10.4   IntraNet Solutions, Inc. 1994-1997 Stock     Incorporated by reference to Exhibit A of
       Option and Compensation Plan*                the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.20  Stock Purchase Warrant Agreement dated       Incorporated by reference to Exhibit
       December 20, 1996, by and between the        10.20 of the Registrant's Form 10-KSB for
       Registrant and Rita M. Olson                 the fiscal year ended March 31, 1997
10.26  Employment Agreement Dated April 1, 1999,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.26 of the Registrant's Statement on
       A. Waldon*                                   Form S-1, File No. 333-77389
10.28  InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's statement on Form
                                                    S-8, File No. 333-90843
10.29  InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's statement on Form
                                                    S-8, File No. 333-90843
10.30  Employment Agreement Dated August 1,         Incorporated by reference to Exhibit
       1999, by and between the Registrant and      10.30 of the Registrant's Form 10-Q for
       Robert F. Olson*                             the quarter ended September 30, 1999
10.31  IntraNet Solutions, Inc. 1999 Employee       Incorporated by reference to Exhibit
       Stock Option and compensation plan           10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999
10.32  Agreement and Plan of Merger among           Incorporated by reference to Exhibit 2 to
       IntraNet Solutions, Inc., IntraNet           the Registrant's Current Report on Form
       Chicago Acquisition Corporation, IntraNet    8-K dated July 10, 2000
       Kansas City Acquisition Corporation, Inso
       Chicago Corporation, Inso Kansas City
       Corporation and Inso Corporation, dated
       as of July 10, 2000
10.33  IntraNet Solutions, Inc. 2000 Stock          Incorporated by reference to Exhibit B to
       Incentive Plan*                              the Registrant's Definitive Proxy
                                                    statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.34  IntraNet Solutions, Inc. 2000 Employee       Incorporated by reference to Exhibit
       Stock Incentive Plan*                        10.34 of the Registrant's Form 10-Q for
                                                    the three months ended June 30, 2000

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.35  IntraNet Solutions, Inc. 1997 Directors      Incorporated by reference to Exhibit B of
       Stock Option Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.36  IntraNet Solutions, Inc. Employee Stock      Incorporated by reference to Exhibit A of
       Purchase Plan*                               the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999
11.1   Computation of earnings per share            Electronic transmission
13.1   Annual Report to Shareholders                Electronic transmission
21     Subsidiaries of Registrant                   Electronic transmission
23.1   Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Included on the signature page hereof

---------------
* Management contract, compensation plan or arrangement.

                                                                     EXHIBIT 4.7

THIS WARRANT AND THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD OR OTHERWISE TRANSFERRED WITHOUT: (i) AN OPINION OF COUNSEL SATISFACTORY TO INTRANET SOLUTIONS AND ITS COUNSEL THAT SUCH TRANSFER MAY LAWFULLY BE MADE WITHOUT REGISTRATION UNDER THE 1933 ACT OR THE SECURITIES LAWS OF ANY OTHER APPLICABLE STATE; OR (ii) SUCH REGISTRATION.

                                    WARRANT

                                   TO ACQUIRE

                       225,000 SHARES OF COMMON STOCK OF

                            INTRANET SOLUTIONS, INC.

                                                          No. SW-
                                               Effective as of February 22, 2000

     This certifies that, for value received, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, a Delaware corporation ("ML"), is entitled to subscribe for and purchase from IntraNet Solutions, Inc., a Minnesota corporation ("IntraNet Solutions"), up to 225,000 shares of IntraNet Solutions's $.01 par value Common Stock, subject to the terms and conditions set forth herein, at the Exercise Price set forth herein, subject to adjustment as hereinafter set forth.

1. DEFINITIONS

     1.1 "Additional Shares of Common Stock" means all shares of Common Stock issued by IntraNet Solutions after the date hereof, other than Warrant Stock.

     1.2 "Agreement" shall have the meaning ascribed thereto in Section 2.1 hereto.

     1.3 "Appraised Value" means, in respect of any share of Common Stock on any date herein specified, the fair saleable value of such share of Common Stock (determined without giving effect to the discount for a minority interest, (i) a lack of voting power or (ii) any lack of liquidity of the Common Stock or to the fact that IntraNet Solutions may have no class of equity registered under the Exchange Act) as of the last day of the most recent fiscal month to end within 31 days prior to such date specified, based on the value of IntraNet Solutions, as determined by an investment banking firm as described herein adjusted to reflect the aggregate consideration receivable by IntraNet Solutions or the aggregate principal amount of indebtedness of IntraNet Solutions extinguishable upon the issuance of any and all securities not outstanding but deemed to be outstanding in the computation, divided by the number of Fully Diluted Outstanding shares of Common Stock.

     1.4 "Business Day" means any day that is not a Saturday or Sunday or a day on which banks in the City of New York are required or permitted to be closed.

     1.5 "Change of Control" shall have the meaning set forth in the Agreement.

     1.6 "Commission" means the Securities and Exchange Commission or any other federal agency then administering the Securities Act and other federal securities laws.

     1.7 "Common Stock" means the common stock, par value $.01 per share, of IntraNet Solutions as constituted on the date hereof, and any capital stock into which such Common Stock may thereafter be changed, and shall also include (i) capital stock of IntraNet Solutions of any other class (regardless of how denominated) issued to the holders of shares of Common Stock upon any reclassification thereof, excluding any class which provides for (A) dividends at a fixed rate which rate does not vary based on the net income or operating results of IntraNet Solutions and/or its subsidiaries, (B) a preference as to liquidation which is limited to the consideration received by IntraNet Solutions for such stock and (C) no right of redemption and (ii) shares of common stock of any successor or acquiring corporation (as defined in Section 4.11) received by or distributed to the holders of Common Stock in the circumstances contemplated by Section 4.11.

     1.8 "Company Options" means the warrants or other rights to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Securities issued in exchange for services performed on behalf of IntraNet Solutions.

     1.9 "Convertible Securities" means evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable, with or without payment of additional consideration in cash or property, for Additional Shares of Common Stock, either immediately or upon the occurrence of a specified date or a specified event.

     1.10 "Current Market Price" means, in respect of any share of Common Stock on any date herein specified, (i) if there shall then be no public market for the Common Stock, the Appraised Value per share of Common Stock as at such date, or (ii) if there shall then be a public market for the Common Stock, the average of the daily market prices for 30 consecutive Business Days commencing 45 days before such date. The daily market price for each such Business Day shall be (a) the average of the last sale price on such day on the domestic stock exchanges on which such Common Stock is then listed or admitted to trading, (b) if no sale takes place on such day on any such exchange, the average of the last reported closing bid and asked prices on such day as officially quoted on all such exchanges, (c) if the Common Stock is not then listed or admitted to trading on any stock exchange, the average of the last reported closing bid and asked prices on such day in the over-the-counter market, as furnished by the National Association of Securities Dealers Automatic Quotation System or the National Quotation Bureau, Inc., (d) if neither such corporation at the time is engaged in the business of reporting such prices, as furnished by any similar firm then engaged in such business, (e) if there is no such firm, as mutually agreed to by IntraNet Solutions ML, or (f) if IntraNet Solutions and Holder cannot agree within fifteen days of such Business Day, as furnished by any member of the NASD selected mutually by ML and IntraNet Solutions or, if they cannot agree upon such selection, as selected by two such members of the NASD, one of which shall be selected by ML and one of which shall be selected by IntraNet Solutions.

     1.11 "Current Warrant Price" means the exercise price at which a share of Common Stock may be purchased pursuant to the exercise of this Warrant on such date.

     1.12 "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

     1.13 "Exercise Date" means the date or dates of exercise of all or any portion of this Warrant.

     1.14 "Exercise Period" means the period during which this Warrant is exercisable pursuant to Section 2.1.

     1.15 "Exercise Price" has the meaning ascribed thereto in Section 2.1 hereto.

     1.16 "Fair Market Value" has the meaning ascribed thereto in Section 2.1 hereto.

     1.17 "Fully Diluted Outstanding" means, when used with reference to Common Stock, at any date as of which the number of shares thereof is to be determined, all shares of Common Stock outstanding at such date and all shares of Common Stock issuable in respect of this Warrant outstanding on such date, and other options or warrants to purchase, or securities convertible or exchangeable into, shares of Common Stock outstanding on such date which would be deemed outstanding in accordance with GAAP for purposes of determining book value or net income per share on a fully-diluted basis.

     1.18 "GAAP" means generally accepted accounting principles in the United States of America as from time to time in effect.

     1.19 "Information" has the meaning ascribed thereto in Section 12(f).

     1.20 "Inspectors" has the meaning ascribed thereto in Section 12(f).

     1.21 "Intranet Solutions" has the meaning ascribed thereto in the preamble hereto.

     1.22 "Licensed Software" shall have the meaning set forth in the Agreement.

     1.23 "ML" has the meaning ascribed thereto in the preamble hereto.

     1.24 "ML's Counsel" has the meaning ascribed thereto in Section 12.

     1.25 "NASD" means the National Association of Securities Dealers, Inc., or any successor corporation thereto.

     1.26 "Other Property" has the meaning ascribed thereto in Section 4.11.

     1.27 "Outstanding" means, when used with reference to Common Stock, at any date as of which the number of shares thereof is to be determined, all issued shares of Common Stock, except shares then owned or held by or for the account of IntraNet Solutions or any Subsidiary thereof, and shall include all shares issuable in respect of outstanding scrip or any certificates representing fractional interests in shares of Common Stock.

     1.28 "Permitted Issuances" shall mean (i) the issuance, after the date hereof, in an amount not to exceed 10% in the aggregate for all such issuances of the Company's Fully Diluted Outstanding shares of Common Stock, except for currently issued and outstanding Company Options, of (a) stock options to IntraNet Solutions's management employees and directors and (b) Common Stock or stock options to lenders of IntraNet Solutions as partial consideration in connection with IntraNet Solutions's incurrence of debt from such lenders and
(ii) the issuance of shares of Common Stock upon exercise of the currently issued and outstanding Company Options and upon the exercise of the options referred to in clause (i).

     1.29 "Person" means any individual, sole proprietorship, partnership, joint venture, trust, incorporated organization, association, corporation, limited liability company, institution, public benefit corporation, entity or government (whether federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

     1.30 "Primary Shares" means at any time the authorized but unissued shares of Common Stock or shares of Common Stock held by IntraNet Solutions in its treasury.

     1.31 "Private Client" has the meaning set forth in the Agreement.

     1.32 "Private Client License Fee" has the meaning set forth in the Agreement.

     1.33 "Records" has the meaning ascribed thereto in Section 12 hereto.

     1.34 "Registrable Shares" means any Restricted Shares issued pursuant to the exercise of this Warrant.

     1.35 "Registration Period" has the meaning set forth in Section 10 hereto.

     1.36 "Research" has the meaning set forth in the Agreement.

     1.37 "Research License Fee" has the meaning set forth in the Agreement.

     1.38 "Restricted Common Stock" means shares of Common Stock which are, or which upon their issuance on the exercise of this Warrant would be, evidenced by a certificate bearing a restrictive legend.

     1.39 "Restricted Shares" means, at any time, shares of Common Stock, and includes: (i) Common Stock which may be issued as a dividend or distribution;
(ii) any other securities which by their terms are exercisable or exchangeable for or convertible into Common Stock, including this Warrant (to the extent vested); and (iii) any securities received in respect of the foregoing, in each case in clauses (i) through (iii) which at any time are held by ML or its transferee. As to any particular Restricted Shares, such shares shall cease to be Restricted Shares when: (A) they have been registered under the Securities Act, the registration statement in connection therewith has been declared effective and they have been disposed of pursuant to and in the manner described in such effective registration statement; (B) they are sold or distributed pursuant to Rule 144; or (C) they have ceased to be outstanding.

     1.40 "Rule 144" means Rule 144 promulgated under the Securities Act or any successor rule thereto or any complementary rule thereto (such as Rule 144A).

     1.41 "Securities Act" means the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

     1.42 "Subsidiary" means, with respect to any Person, any other Person of which the securities having a majority of the ordinary voting power in electing the board of directors (or other governing body) of such other Person, at the time as of which any determination is being made, are owned by such first Person either directly or through one or more of its Subsidiaries.

     1.43 "Transfer" means any disposition of this Warrant or this Warrant Stock or of any interest in either thereof, which would constitute a sale thereof within the meaning of the Securities Act.

     1.44 "Vesting Date" means the applicable date on which each portion of this Warrant vests as set forth in Section 2.1.

     1.45 "Warrant" shall mean this Warrant to purchase 225,000 shares of Common Stock, as adjusted herein, and any warrant issued upon transfer, division or combination of, or in substitution for, any thereof.

     1.46 "Warrant Price" means an amount equal to (i) the number of shares of Common Stock being purchased upon exercise of this Warrant, multiplied by (ii) the Current Warrant Price as of the date of such exercise.

     1.47 "Warrant Stock" means the shares of Common Stock purchasable by ML pursuant to this Warrants upon the exercise of each, as adjusted pursuant to
Section 4.

2. EXERCISE OF WARRANT

     2.1 Manner of Exercise. Subject to adjustment pursuant to Section 3.4(b) and Section 4, this Warrant shall be exercisable at an exercise price (the "Exercise Price") of $35.8875 per share (110% of the closing price of the Common Stock on February 22, 2000), and shall vest and be exercisable as follows: (i) 50% of the shares of Common Stock purchasable under this Warrant shall vest and become exercisable at the Exercise Price on the first anniversary of the execution of that certain ML Master Software Agreement with IntraNet Solutions, effective as of February 22, 2000 (the "Agreement") attached hereto as Exhibit 1; (ii) 25% of the shares of Common Stock purchasable under this Warrant shall vest and become exercisable at the Exercise Price on the second anniversary of the execution of the Agreement; and (iii) 25% of the shares of Common Stock purchasable under this Warrant shall vest and become exercisable on the third anniversary of the execution of the Agreement (each, a "Vesting Date" and collectively, the "Vesting Dates"). ML may exercise this Warrant on any Business Day, for all or any part of the number of vested shares of Common Stock purchasable hereunder commencing on or after the applicable Vesting Date of this Warrant being exercised and through 5:00 p.m. Eastern Standard Time on the fifth anniversary of the execution of the Agreement (the "Exercise Period").

     In order to exercise any portion of this Warrant, in whole or part, ML shall deliver to IntraNet Solutions at its principal office at 8091, Wallace Road, Eden Prairie, Minnesota 55344 (i) a written notice of ML's election to exercise any portion of this Warrant, which notice shall specify the number of shares of Common Stock to be purchased, (ii) payment of the Warrant Price and
(iii) this Warrant. Such notice shall be substantially in the form of the subscription form appearing at the end of this Warrant as Exhibit 2, duly executed by ML or its agent or attorney.

     Upon receipt thereof, IntraNet Solutions shall, as promptly as practicable, and in any event within ten (10) business days thereafter, execute or cause to be executed and deliver or cause to be delivered to ML a certificate or certificates representing the aggregate number of full shares of Common Stock issuable upon such exercise, together with cash in lieu of any fraction of a share, as hereinafter provided. The stock certificate or certificates so delivered shall be, to the extent possible, in such denomination or denominations as ML shall request in the notice and shall be registered in the name of ML or such other name as shall be designated in the notice. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and ML or any other Person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the notice, together with the cash or check or checks, is received by IntraNet Solutions as described above and all taxes required to be paid by ML, if any, pursuant to Section 2.2 prior to the issuance of such shares have been paid. If this Warrant shall have been exercised in part, IntraNet Solutions shall, at the time of delivery of the certificate or certificates representing the shares of Common Stock purchasable under this Warrant, deliver to ML a new Warrant evidencing the rights of ML to purchase the unpurchased shares of Common Stock called for by said partially exercised Warrant, which new Warrant shall in all other respects be identical with said partially exercised Warrant.

     Payment of the Warrant Price shall be made at the option of ML by certified or official bank check. ML may, at its option, elect to pay some or all of the Warrant Price payable upon an exercise of this Warrant by canceling a portion of this Warrant exercisable for such number of Warrant Stock as is determined by dividing (i) the total Warrant Price payable in respect of the number of Warrant Stock being purchased upon such exercise by (ii) the excess of the Fair Market Value (defined below) per share of Common Stock as of the Exercise Date (defined below) over this Warrant Price per share. If ML wishes to exercise this Warrant pursuant to this method of payment, with respect to the maximum number of Warrant Stock purchasable pursuant to this method, then the number of Warrant Stock, minus the product obtained by multiplying (x) the total number of Warrant Stock by (y) a fraction, the numerator of which shall be the Warrant Price per share and the denominator of which shall be the Fair Market Value per share of Common Stock as of the Exercise Date. The Fair Market Value per share of Common Stock shall be determined as follows:

          (a) If the Common Stock is not listed on a national securities exchange, the NASDAQ National Market or another nationally recognized trading system on any Exercise Date, the Fair Market Value per share of Common Stock shall be deemed to be the amount most recently determined by the board of directors to represent the fair market value per share of the Common Stock; and, upon request of ML, the board of directors (or a representative thereof) shall promptly notify ML of the Fair Market Value per share of Common Stock; notwithstanding the foregoing, if the board of directors has not made such a determination within the three-month period prior to the Exercise Date, then (i) the Fair Market Value per share of Common Stock shall be the amount next determined by the board of directors to represent the Fair Market Value per share of the Common Stock, (ii) the board of directors shall make such a determination within 15 days of a request by ML that it do so, and (iii) the exercise of this Warrant shall be delayed until such determination is made.

          (b) If the Common Stock is listed on a national securities exchange, the NASDAQ National Market System or another nationally recognized trading system as of the Exercise Date, the Fair Market Value shall be deemed to be the average of the high and low reported sale prices per share of Common Stock thereon on the trading day immediately preceding the Exercise Date (provided that if no such price is reported on such day, the Fair Market Value per share of the Common Stock shall be determined pursuant to clause
     (i) above).

     2.2 Payment of Taxes. All shares of Common Stock issuable upon the exercise of this Warrant pursuant to the terms hereof shall be validly issued, fully paid and nonassessable. IntraNet Solutions shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed with respect to, the issue or delivery thereof, unless such tax or charge is imposed by law upon ML, in which case such taxes or charges shall be paid by ML.

     2.3 Fractional Shares. IntraNet Solutions shall not be required to issue a fractional share of Common Stock upon exercise of this Warrant. As to any fraction of a share which ML would otherwise be entitled to purchase upon such exercise, IntraNet Solutions shall pay a cash adjustment in respect of such final fraction in an amount equal to the same fraction of the Current Market Price per share of Common Stock on the Exercise Date.

     2.4 Continued Validity. A holder of shares of Common Stock issued upon the exercise of this Warrant, in whole or in part (other than a holder who acquires such shares after the same have been publicly sold pursuant to a Registration Statement under the Securities Act or sold pursuant to Rule 144 thereunder), shall continue to be entitled with respect to such shares to all rights to which it would have been entitled under Section 9 of this Warrant. IntraNet Solutions will, at the time of exercise of this Warrant, in whole or in part, upon the request of the holder of the shares of Common Stock issued upon such exercise, acknowledge in writing its continuing obligation to afford to such holder all such rights; provided, however, that if such holder shall fail to make any such request, such failure shall not affect the continuing obligation of IntraNet Solutions to afford to such holder all such rights.

3. TRANSFER, DIVISION AND COMBINATION

     3.1 Transfer.

          (a) Transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of IntraNet Solutions to be maintained for such purpose, upon surrender of this Warrant at the principal office of IntraNet Solutions referred to in Section 2.1 together with a written assignment of this Warrant substantially in the form of
     Exhibit 3 hereto duly executed by ML or its agent or attorney and funds sufficient to pay any transfer taxes payable upon the making of such transfer. Upon such surrender and, if required, such payment, IntraNet Solutions shall execute and deliver a new warrant or warrants in the name of the assignee or assignees and in the denomination specified in such instrument of assignment, and shall issue to the assignor a new warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be cancelled. This Warrant may be exercised by a new holder for the purchase of shares of Common Stock without having a new Warrant issued.

          (b) Notwithstanding any provisions contained in this Warrant to the contrary, neither this Warrant, nor the Warrant Shares, shall be transferable except upon the conditions specified in this Section 3.1, which conditions are intended, among other things, to ensure compliance with the provisions of the Securities Act in respect of the transfer of this Warrant or such Warrant Shares. This Warrant and the rights specified herein shall inure to the benefit of and be binding upon the successors of IntraNet Solutions and the successors and assigns of ML.

          (c) The holder of this Warrant agrees that such holder will not transfer this Warrant, nor the related Warrant Shares in each case, as adjusted by Section 4 hereof; (i) prior to delivery to IntraNet Solutions of an opinion of counsel reasonably satisfactory to IntraNet Solutions and its counsel stating that such transfer is exempt from registration under the Securities Act and applicable state securities laws; or (ii) until registration of such Warrant and/or Warrant Shares under the Securities Act has become effective and continues to be effective at the time of such transfer. An appropriate legend may be endorsed on the Warrant and the certificates representing this Warrant Shares evidencing these restrictions, and a stop order may be placed on IntraNet Solutions's transfer records.

     3.2 Expenses. IntraNet Solutions shall prepare, issue and deliver at its own expense (other than transfer taxes) a new Warrant or Warrant under this
Section 3.

     3.3 Maintenance of Books. IntraNet Solutions agrees to maintain, at its aforesaid office or agency, books for the registration and the registration of transfer of this Warrant.

     3.4 Change of Control.

          (a) Notwithstanding anything to the contrary in this Warrant, if (i) there is a Change of Control during the five-year period commencing on the date of execution of the Agreement and (ii) ML does not terminate the Agreement pursuant to the terms thereof as a result of such Change of Control, then upon such Change of Control, all shares of Common Stock subject to this Warrant, including all shares of Common Stock subject to forfeiture pursuant to each of Sections 4.1, 4.2 and 4.3 herein (whether or not Private Client and Research have failed to satisfy the conditions set forth in each of Sections 4.1, 4.2 and 4.3 herein), shall vest and be exercisable immediately prior to such Change of Control.

          (b) The exercise price at which all shares of Common Stock subject to this Warrant shall be exercisable upon a Change of Control shall be the Exercise Price except that, the shares of Common Stock referred to in each of Sections 4.1, 4.2 and 4.3 shall be exercisable at an exercise price per share equal to 110% of the closing price of the Common Stock on the last trading day preceding a Change of Control.

          (c) IntraNet Solutions shall notify ML in writing at least ten (10) Business Days in advance of any anticipated Change of Control.

4. ADJUSTMENTS

     The number of shares for which this Warrant is exercisable and the Current Warrant Price shall be subject to adjustment from time to time as set forth in this Section 4. IntraNet Solutions shall give ML (i) notice of any event described below which requires an adjustment pursuant to this Section 4 at the time of such event in accordance with Section 5.1 and (ii) a certificate reflecting the number of shares of Common Stock underlying this Warrant and the exercise prices of this Warrant as adjusted (with a worksheet showing the calculation thereof). Notwithstanding anything to the contrary in this Section 4, no adjustment under this Section 4 (other than Subsection 4.5(c)) shall increase the Current Warrant Price or decrease the number of shares of Common Stock for which this Warrant is exercisable except for any rescission adjustment required to be made pursuant to the first sentence of Section 4.9.

     4.1 ML shall forfeit the portion of this Warrant to purchase 25,000 shares of Common Stock if Private Client fails to (i) pay IntraNet Solutions the Private Client License Fee on or prior to 5:00 p.m. Eastern Standard Time on December 31, 2000, or (ii) license the Licensed Software on or prior to 5:00 P.M. Eastern Standard Time on December 31, 2000. The shares of Common Stock referred to in this Section 4.1 shall be exercisable at an exercise price per share equal to 110% of the closing price of the Common Stock on the last trading day preceding Private Client's performance of (i) and (ii) of this Section 4.1.

     4.2 ML shall forfeit the portion of this Warrant to purchase 25,000 shares of Common Stock if Research fails to (i) license the Licensed Software within 90 days of the execution of the Agreement by Direct Markets, or (ii) pay IntraNet Solutions the Research License Fee on or prior to 5:00 p.m. Eastern Standard Time on June 29, 2000. The shares of Common Stock referred to in this Section
4.2 shall be exercisable at an exercise price per share equal to 110% of the closing price of the Common Stock on the last trading day preceding Research's performance of (i) and (ii) of this Section 4.2.

     4.3 ML shall forfeit the portion of this Warrant to purchase 25,000 shares of Common Stock if Research fails to license the Licensed Software on or prior to 5:00 p.m. Eastern Standard Time on September 30, 2000. The shares of Common Stock referred to in this Section 4.3 shall be exercisable at an exercise price per share equal to 110% of the closing price of the Common Stock on the last trading day preceding Research's performance of the condition specified in this
Section 4.3.

     4.4 Stock Dividends, Subdivisions and Combinations. If at any time IntraNet Solutions shall:

          (a) take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend payable in, or other distribution of, Additional Shares of Common Stock,

          (b) subdivide its Outstanding shares of Common Stock into a larger number of shares of Common Stock, or

          (c) combine its Outstanding shares of Common Stock into a smaller number of shares of Common Stock, then (i) the number of shares of Common Stock for which this Warrant is exercisable immediately after the occurrence of any such event shall be adjusted to equal the number of shares of Common Stock which a record holder of the same number of shares of Common Stock for which this Warrant is exercisable immediately prior to the occurrence of such event would own or be entitled to receive after the happening of such event, and (ii) the Current Warrant Price shall be adjusted to equal (A) the Current Warrant Price multiplied by the number of shares of Common Stock for which this Warrant is exercisable immediately prior to the adjustment divided by (B) the number of shares of Common Stock for which this Warrant is exercisable immediately after such adjustment.

     4.5 Certain Other Distributions. If at any time IntraNet Solutions shall take a record of the holders of its Common Stock for the purpose of entitling them to receive any dividend or other distribution of:

          (a) cash (other than a cash distribution or dividend payable out of earnings for the year in which such dividend was declared or earned surplus legally available for the payment of dividends under the laws of the jurisdiction of incorporation of IntraNet Solutions),

          (b) any evidences of its indebtedness, any shares of its stock or any other securities or property of any nature whatsoever (other than cash, Convertible Securities or Additional Shares of Common Stock), or

          (c) any warrants or other rights to subscribe for or purchase any evidences of its indebtedness, any shares of its stock or any other securities or property of any nature whatsoever (other than cash, Convertible Securities or Additional Shares of Common Stock), then IntraNet Solutions shall give ML 30 days' prior written notice of any of the dividends or distributions described in paragraphs (a), (b) and (c) of this
     Section 4.5 and shall permit ML to exercise any portion of this Warrant which has vested.

     4.6 Issuance of Additional Shares of Common Stock. If at any time IntraNet Solutions after the date hereof (except as hereinafter provided) shall issue or sell any Additional Shares of Common Stock, other than Permitted Issuances, in exchange for consideration in an amount per Additional Share of Common Stock which is less than the Current Warrant Price and less than the Current Market Price at the time the Company Option is granted or the Additional Shares of Common Stock are issued, (i) the Current Warrant Price as to the number of shares of Common Stock for which this Warrant is exercisable prior to such adjustment shall be reduced to a price determined by dividing (A) an amount equal to the sum of (x) the number of shares of Common Stock Outstanding immediately prior to such issue or sale multiplied by the then existing Current Warrant Price, and (y) the consideration, if any, received by IntraNet Solutions upon such issue or sale, by (B) the total number of shares of Common Stock Outstanding immediately after such issue or sale; and (ii) the number of shares of Common Stock for which this Warrant is exercisable shall be increased to equal the product obtained by multiplying the Current Warrant Price in effect immediately prior to such issue or sale by the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such issue or sale and dividing the product thereof by the Current Warrant Price resulting from the adjustment made pursuant to clause (i) above.

     The provisions of this Section 4.6 shall not apply to any issuance of Additional Shares of Common Stock for which an adjustment is provided under
Section 4.5. No adjustment of the number of shares of Common Stock for which this Warrant shall be exercisable shall be made under this Section 4.6 upon the issuance of any Additional Shares of Common Stock which are issued pursuant to the exercise of any warrants or other subscription or purchase rights or pursuant to the exercise of any conversion or exchange rights in any Convertible Securities, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights or upon the issuance of such Convertible Securities (or upon the issuance of any warrant or other rights therefor) pursuant to Section 4.8 or Section 4.9.

     4.7 Issuance of Warrants or Other. If at any time IntraNet Solutions shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a distribution of, or shall in any manner (whether directly or by assumption in a merger in which IntraNet Solutions is the surviving corporation) issue or sell, any warrants or other rights to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Securities (other than Company Options) at an exercise price which is less than the Current Warrant Price and less than the Current Market Price, whether or not the rights to exchange or convert thereunder are immediately exercisable, then the Current Warrant Price and the number of shares of Common Stock for which this Warrant is then exercisable shall be adjusted as provided in Section 4.6 on the basis that the maximum number of Additional Shares of Common Stock issuable pursuant to all such warrants or other rights or necessary to effect the conversion or exchange of all such Convertible Securities shall be deemed to have been issued and outstanding and IntraNet Solutions shall have received all of the consideration payable therefor, if any, as of the date of the actual issuance of such warrants or other rights. No further adjustments of the Current Warrant Price or the number of shares for which this Warrant is exercisable shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such warrants or other rights or upon the actual issue of such Common Stock upon such conversion or exchange of such Convertible Securities.

     4.8 Issuance of Convertible Securities. If at any time IntraNet Solutions shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a distribution of, or shall in any manner (whether directly or by assumption in a merger in which IntraNet Solutions is the surviving corporation) issue or sell, any Convertible Securities at an exercise price which is less than the Current Warrant Price and less than the Current Market Price, whether or not the rights to exchange or convert thereunder are immediately exercisable, then the Current Warrant Price and the number of shares of Common Stock for which this Warrant is then exercisable shall be adjusted as provided in Section 4.6 on the basis that the maximum number of Additional Shares of Common Stock necessary to effect the conversions or exchange of all such Convertible Securities shall be deemed to have been issued and outstanding and IntraNet Solutions shall have received all of the consideration payable therefor, if any, as of the date of actual issuance of such Convertible Securities. No adjustment of the Current Warrant Price or the number of shares for which this Warrant is exercisable shall be made under this Section 4.8 upon the issuance of any Convertible Securities which are issued pursuant to the exercise of any warrants or other subscription or purchase rights therefor, if any such adjustment shall previously have been made upon the issuance of such warrants or other rights pursuant to Section 4.7. No further adjustments of the Current Warrant Price or the number of shares of Common Stock for which this Warrant is exercisable shall be made upon the actual issue of such Additional Shares of Common Stock or of such Convertible Securities upon exercise of such warrants or other rights or upon the actual issue of such Additional Shares of Common Stock upon such conversion or exchange of such Convertible Securities.

     4.9 Superseding Adjustment. If, at any time after any adjustment of the Current Warrant Price and the number of shares of Common Stock for which this Warrant is exercisable shall have been made pursuant to Section 4.7 or Section
4.8 as the result of any issuance of warrants, rights or Convertible Securities,

          (a) such warrants or rights, or the right of conversion or exchange in such other Convertible Securities, shall expire, and all or a portion of such warrants or rights, or the right of conversion or exchange with respect to all or a portion of such other Convertible Securities, as the case may be, shall not have been exercised, or

          (b) the consideration per share for which shares of Common Stock are issuable pursuant to such warrants or rights, or the terms of such other Convertible Securities, shall be increased or decreased solely by virtue of provisions therein contained for an automatic increase or decrease in such consideration per share upon the occurrence of a specified date or event, then such previous adjustment shall be rescinded and annulled and the Additional Shares of Common Stock which were deemed to have been issued by virtue of the computation made in connection with the adjustment so rescinded and annulled shall no longer be deemed to have been issued by virtue of such computation. Thereupon, a recomputation shall be made of the effect of such warrants or rights or other Convertible Securities on the basis of

          (c) treating the number of Additional Shares of Common Stock or Other Property, if any, theretofore actually issued or issuable pursuant to the previous exercise of any such warrants or rights or any such right of conversion or exchange, as having been issued on the date or dates of any such exercise and for the consideration actually received and receivable therefor, and

          (d) treating any such warrants or rights or any such other Convertible Securities which then remain outstanding as having been granted or issued immediately after the time of such increase or decrease, as the case may be, of the consideration per share for which shares of Common Stock or Other Property are issuable under such warrants or rights or other Convertible Securities; whereupon a new adjustment of the Current Warrant Price and the number of shares of Common Stock for which this Warrant is exercisable shall be made pursuant to Section 4.7 or Section 4.8, as appropriate, which new adjustment shall supersede the previous adjustment so rescinded and annulled;

     provided, that no rescission or recomputation adjustment shall be made under this Section 4.9 in respect of this Warrant which has been exercised prior to the occurrence of any action otherwise requiring such rescission or recomputation adjustment.

     4.10 Other Provisions Applicable to Adjustments under this Section. The following provisions shall be applicable to the making of adjustments of the Current Warrant Price and the number of shares of Common Stock for which this Warrant is exercisable provided for in this Section 4:

          (a) Computation of Consideration. To the extent that any Additional Shares of Common Stock or any Convertible Securities or any warrants or other rights to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Securities shall be issued for cash consideration, the consideration received by IntraNet Solutions therefor shall be the amount of the cash received by IntraNet Solutions therefor, or, if such Additional Shares of Common Stock or Convertible Securities are offered by IntraNet Solutions for subscription, the subscription price, or, if such Additional Shares of Common Stock or Convertible Securities are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price (in any such case subtracting
     (x) any amounts paid or receivable for accrued interest or accrued dividends and (y) any compensation, discounts or expenses paid or incurred by IntraNet Solutions for and in the underwriting of, or otherwise in connection with, the issuance thereof). To the extent that such issuance shall be for a consideration other than cash, then, except as herein otherwise expressly provided, the amount of such consideration shall be deemed to be the fair value of such consideration at the time of such issuance as determined in good faith by the board of directors of IntraNet Solutions. In case any Additional Shares of Common Stock or any Convertible Securities or any warrants or other rights to subscribe for or purchase such Additional Shares of Common Stock or Convertible Securities shall be issued in connection with any merger in which IntraNet Solutions issues any securities, the amount of consideration therefor shall be deemed to be the fair value, as determined in good faith by the board of directors of IntraNet Solutions, of such portion of the assets and business of the nonsurviving corporation as such board in good faith shall determine to be attributable to such Additional Shares of Common Stock, Convertible Securities, warrants or other rights, as the case may be. The consideration for any Additional Shares of Common Stock issuable pursuant to any warrants or other rights to subscribe for or purchase the same shall be the consideration received by IntraNet Solutions for issuing such warrants or other rights plus the lowest amount of additional consideration payable to IntraNet Solutions upon exercise of such warrants or other rights. The consideration for any Additional Shares of Common Stock issuable pursuant to the terms of any Convertible Securities shall be the consideration received by IntraNet Solutions for issuing warrants or other rights to subscribe for or purchase such Convertible Securities, plus the consideration paid or payable to IntraNet Solutions in respect of the subscription for or purchase of such Convertible Securities, plus the lowest amount of additional consideration, if any, payable to IntraNet Solutions upon the exercise of the right of conversion or exchange in such Convertible Securities. In case of the issuance at any time of any Additional Shares of Common Stock or Convertible Securities in payment or satisfaction of any dividends upon any class of stock other than Common Stock, IntraNet Solutions shall be deemed to have issued such Additional Shares of Common Stock or Convertible Securities for no consideration.

          (b) When Adjustments to Be Made.  The adjustments required by this
     Section 4 shall be made whenever and as often as any specified event requiring an adjustment shall occur, except that any adjustment of the number of shares of Common Stock for which this Warrant is exercisable that would otherwise be required may be postponed (except in the case of a subdivision or combination of shares of the Common Stock, as provided for in Section 4.4) up to, but not beyond the date of exercise if such adjustment either by itself or with other adjustments not previously made adds or subtracts less than 0.1% of the shares of Common Stock for which this Warrant is exercisable immediately prior to the making of such adjustment. Any adjustment representing a change of less than such minimum amount (except as aforesaid) which is postponed shall be carried forward and made as soon as such adjustment, together with other adjustments required by this Section 4 and not previously made, would result in a minimum adjustment on the date of exercise. For the purpose of any adjustment, any specified event shall be deemed to have occurred at the close of business on the date of its occurrence.

          (c) Fractional Interests. In computing adjustments under this Section 4, fractional interests in Common Stock shall be taken into account to the nearest 1/10th of a share.

          (d) When Adjustment Not Required. If IntraNet Solutions shall take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend or distribution or subscription or purchase rights and shall, thereafter and before the distribution to stockholders thereof, legally abandon its plan to pay or deliver such dividend, distribution, subscription or purchase rights, then thereafter no adjustment shall be required by reason of the taking of such record and any such adjustment previously made in respect thereof shall be rescinded and annulled.

          (e) Escrow of Warrant Stock. If after any property becomes distributable pursuant to this Section 4 by reason of the taking of any record of the holders of Common Stock, but prior to the occurrence of the event for which such record is taken, ML exercises this Warrant, then any additional shares of Common Stock and Other Property issuable upon exercise solely by reason of such adjustment shall be held in escrow for Holder by IntraNet Solutions to be issued to ML upon and to the extent that the event actually takes place. Notwithstanding any other provision to the contrary herein, if the event for which such record was taken fails to occur or is rescinded, then such escrowed shares shall be canceled by IntraNet Solutions and escrowed property returned.

          (f) Challenge to Good Faith Determination. Whenever the board of directors of IntraNet Solutions shall be required to make a determination in good faith of the fair value of any item herein, such determination may be challenged in good faith by ML, and any dispute shall be resolved by an investment banking firm of recognized national standing selected by IntraNet Solutions and acceptable to ML, with all costs thereof borne by ML.

          (g) Current Warrant Price Not Less than $.01. If, following any reduction of the Current Warrant Price and increase in the number of shares of Common Stock for which this Warrant is exercisable made pursuant to this
     Section 4.10, except any reduction made pursuant to subsections 4.4(a) or 4.4(b), the Current Warrant Price is reduced to an amount less than $.01, the Current Warrant Price shall be increased (without any further change in the number of shares of Common Stock for which this Warrant is exercisable) to equal the lesser of (x) the Current Warrant Price immediately prior to such adjustment and (y) $.01. However, for purposes of calculating any subsequent adjustment pursuant to this Section 4 (except this Section 4.10(g)) any increase in the Current Warrant Price pursuant to this Section 4.10(g) shall be disregarded.

     Notwithstanding the terms of the adjustments to the shares of Common Stock underlying this Warrant and Current Warrant Price set forth in Sections 4.4 through 4.10, such adjustments shall be made whether or any portion of this Warrant shall have vested at the time of the adjustment. With respect to any adjustment to any portion of this Warrant made pursuant to this Section 4, if a Current Warrant Price has not been established for any portion of this Warrant at the time such adjustment is to be made, an adjustment shall nevertheless be made to the number of shares of Common Stock for which such portion of this Warrant shall be exercisable using for purposes of the calculation an exercise price for that portion of the Warrant which would equal the Current Warrant Price as if the same had been established as of the date of the event requiring adjustment.

     4.11 Reorganization, Reclassification, Merger, Consolidation or Disposition of Assets. In case IntraNet Solutions shall reorganize its capital, reclassify its capital stock, consolidate or merge with or into another corporation (where IntraNet Solutions is not the surviving corporation or where there is a change in or distribution with respect to the Common Stock), or sell, transfer or otherwise dispose of all or substantially all of its property, assets or business to another corporation and, pursuant to the terms of such reorganization, reclassification, merger, consolidation or disposition of assets, shares of common stock of the successor or acquiring corporation, or any cash, shares of stock or other securities or property of any nature whatsoever (including warrants or other subscription or purchase rights) in addition to or in lieu of common stock of the successor or acquiring corporation ("Other Property"), are to be received by or distributed to the holders of Common Stock, then ML shall have the right thereafter to receive, upon exercise of such Warrant, the number of shares of common stock of the successor or acquiring corporation or of IntraNet Solutions, if it is the surviving corporation, and Other Property receivable upon or as a result of such reorganization, reclassification, merger, consolidation or disposition of assets by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event. In case of any such reorganization, reclassification, merger, consolidation or disposition of assets, the successor or acquiring corporation (if other than IntraNet Solutions) shall assume by written instrument the due and punctual observance and performance of each and every covenant and condition relating to this Warrant to be performed and observed by IntraNet Solutions and all the obligations and liabilities hereunder, subject to such modifications as may be deemed appropriate (as determined by resolution of the board of directors of IntraNet Solutions) in order to provide for adjustments of shares of the Common Stock for which this Warrant is exercisable which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 4. For purposes of this Section 4.11, "common stock of the successor or acquiring corporation" shall include (i) stock of such corporation of any class which does not provide for (A) dividends at a fixed rate which does not vary based on the net income or operating results of IntraNet Solutions and/or its subsidiaries, (B) a preference as to liquidation which is limited to the consideration received by IntraNet Solutions for such stock and (C) a right of redemption and (ii) any evidences of indebtedness, shares of stock or other securities which are convertible into or exchangeable for any such stock, either immediately or upon the arrival of a specified date or the happening of a specified event and any warrants or other rights to subscribe for or purchase any such stock. The foregoing provisions of this Section 4.11 shall similarly apply to successive reorganizations, reclassification, mergers, consolidations or disposition of assets.

     4.12 Certain Limitations. Notwithstanding anything herein to the contrary, IntraNet Solutions agrees not to enter into any transaction which, by reason of any adjustment hereunder, would cause the Current Warrant Price to be less than the par value per share of Common Stock.

5. NOTICES TO WARRANT HOLDERS

     5.1 Notice of Adjustments. Whenever the Current Warrant Price or the number of shares of Common Stock for which this Warrant is exercisable shall be adjusted pursuant to Section 4, IntraNet Solutions shall forthwith prepare a certificate to be executed by the chief financial officer of IntraNet Solutions setting forth, in reasonable detail, the event requiring the adjustment and the method by which such adjustment was calculated (including a description of the basis on which the board of directors of IntraNet Solutions determined the fair value of any evidences of indebtedness, shares of stock, other securities or property or warrants or other subscription or purchase rights referred to in
Section 4.8 or 4.9(a)), specifying the number of shares of Common Stock for which this Warrant is exercisable and (if such adjustment was made pursuant to Section 4.11) describing the number and kind of any other shares of stock or Other Property for which this Warrant is exercisable, and any change in the purchase price or prices thereof, after giving effect to such adjustment or change. IntraNet Solutions shall promptly cause an executed copy of such certificate to be delivered to ML. IntraNet Solutions shall keep at its office copies of all such certificates and cause the same to be available for inspection at said office during normal business hours by ML or any prospective purchaser of this Warrant designated by ML thereof.

     5.2 Notice of Certain Corporate Action. ML shall be entitled to the same rights to receive notice of corporate action as any holder of Common Stock.

6. NO IMPAIRMENT

     IntraNet Solutions shall not by any action avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will in good faith assist in the carrying out of all such terms and in the taking of all such actions as may be necessary or appropriate to protect the rights of ML against impairment. Without limiting the generality of the foregoing, IntraNet Solutions will (a) not increase the par value of any shares of Common Stock receivable upon the exercise of this Warrant above the amount payable therefor upon such exercise immediately prior to such increase in par value, (b) take all such action as may be necessary or appropriate in order that IntraNet Solutions may validly and legally issue fully paid and nonassessable shares of Common Stock upon the exercise of this Warrant, and (c) use its reasonable efforts to obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable IntraNet Solutions to perform its obligations under this Warrant.

     Upon the request of ML, IntraNet Solutions will, at any time during the period this Warrant is outstanding, acknowledge in writing, the continuing validity of this Warrant and the obligations of IntraNet Solutions hereunder.

7. RESERVATION AND AUTHORIZATION OF COMMON STOCK; REGISTRATION WITH OR APPROVAL OF ANY GOVERNMENTAL AUTHORITY

     From and after the date hereof, IntraNet Solutions shall at all times reserve and keep available for issue upon the exercise of this Warrant such number of its authorized but unissued shares of Common Stock as will be sufficient to permit the exercise in full of this Warrant. All shares of Common Stock which shall be so issuable, when issued upon exercise of this Warrant and payment therefor in accordance with the terms of such Warrant, shall be duly and validly issued and fully paid and nonassessable, and not subject to preemptive rights.

     Before taking any action which would cause an adjustment reducing the Current Warrant Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of this Warrant, IntraNet Solutions shall take reasonable corporate action which may be necessary in order that IntraNet Solutions may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Current Warrant Price.

     Before taking any action which would result in an adjustment in the number of shares of Common Stock for which this Warrant is exercisable or in the Current Warrant Price, IntraNet Solutions shall take all reasonable actions required, including, without limitation, amending its certificate of incorporation, to ensure that it has a sufficient number of shares of authorized and unissued shares of Common Stock in order to permit the exercise of this Warrant following such adjustment and obtain all such authorizations or exemptions thereof, or consents thereto, as may be necessary from any public regulatory body or bodies having jurisdiction thereof.

     If any shares of Common Stock required to be reserved for issuance upon the exercise of this Warrant require registration or qualification with any governmental authority under any federal or state law before such shares may be so issued, IntraNet Solutions will in good faith and as expeditiously as possible and at its expense use its best efforts to cause such shares to be duly registered.

8. TAKING OF RECORD; STOCK AND WARRANT TRANSFER BOOKS

     In the case of all dividends or other distributions by IntraNet Solutions to the holders of its Common Stock with respect to which any provision of
Section 4 refers to the taking of a record of such holders, IntraNet Solutions will in each such case take such a record and will take such record as of the close of business on a Business Day. IntraNet Solutions will not at any time, except upon dissolution, liquidation or winding up of IntraNet Solutions, close its stock transfer books or Warrant transfer books so as to result in preventing or delaying the exercise or transfer of this Warrant.

9. SUPPLYING INFORMATION

     IntraNet Solutions shall cooperate with ML in supplying such information as may be reasonably necessary for ML to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of this Warrant or Restricted Shares.

10. REGISTRATION

     (a) IntraNet Solutions shall prepare and file, and use its reasonable best efforts to cause to become effective on or prior to the first anniversary of the date of execution of the Agreement, a registration statement under the Securities Act covering all of the Registrable Shares and shall cause such registration statement to become effective -- and remain effective for seven years from the date of this Warrant (but no more that two (2) years after the date of the full exercise of this Warrant or until all Registrable Shares have been disposed of (if earlier) (the "Registration Period"). Such registration statement shall be on Form S-3 or any successor form promulgated by the SEC. In the event that IntraNet Solutions shall not be eligible to use Form S-3, IntraNet Solutions shall be obligated to prepare, file and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act covering all of the Registrable Shares on Form S-3 at the earliest practicable date thereafter it shall become eligible to use Form S-3. IntraNet Solutions shall use its best efforts to remain eligible to use Form S-3 or any successor form promulgated by the SEC.

     (b) IntraNet Solutions may, once each calender year, suspend sales of Registrable Shares under such registration statement for a limited time, which in no event shall be longer than 90 days, if (i) such sales would materially adversely affect, or would be improper in view of (or improper without disclosure in a prospectus or other filing with the SEC), a proposed financing, reorganization, recapitalization, merger, acquisition, consolidation, or similar transaction or other development involving or with respect to IntraNet Solutions (including without limitation, through the premature disclosure thereof) or (ii) IntraNet Solutions is conducting a public offering of capital stock (including during the effectiveness of any registration statement pertaining thereto) and the managing underwriter concludes in its reasonable judgment that sales of Registrable Shares held by the selling shareholders would materially adversely affect the success of the offering. IntraNet Solutions will promptly notify such selling shareholders any time sales of Registrable Shares under such registration statement are suspended and will promptly notify such selling shareholders of the termination of any such suspension.

11. PIGGYBACK REGISTRATION

     If IntraNet Solutions at any time within the Registration Period proposes for any reason to register shares of Common Stock under the Securities Act (other than on Form S-4, F-4 or S-8 promulgated under the Securities Act or any successor forms thereto), it shall promptly give written notice to ML of its intention to so register such shares and, upon the written request, delivered to IntraNet Solutions within 20 days after delivery of any such notice by IntraNet Solutions, of ML to include in such registration the Registrable Shares (which request shall specify the number of the Registrable Shares proposed to be included in such registration), IntraNet Solutions shall use its best efforts to cause all such Registrable Shares to be included in such registration on the same terms and conditions as the securities otherwise being sold in such registration; provided, however, that,

     (a) if a greater number of Warrant Shares is offered for participation in the proposed offering than in the reasonable opinion of the managing underwriter of the proposed offering can be accommodated without adversely affecting the proposed offering, then the amount of Warrant Shares proposed to be offered by ML for registration, as well as the number of securities of any other selling shareholders participating in the registration, shall be proportionately reduced to a number deemed satisfactory by the managing underwriter;

     (b) if the offering to which the registration statement relates is to be distributed by or through an underwriter, each holder of this Warrant Shares shall agree, as a condition to the inclusion of such holder's securities in such registration, to sell securities held by such holder through such underwriter on the same terms and conditions as the underwriter agrees to sell securities on behalf of IntraNet Solutions and not to sell, transfer, pledge, assign or otherwise dispose of the Warrant Shares of IntraNet Solutions not sold by such holder in such offering for such period (up to 180 days after the effective date of the registration statement) as may be required by the underwriter;

12. PREPARATION AND FILING

     If, and whenever, IntraNet Solutions is under an obligation to effect the registration of any of the Registrable Shares, it shall as expeditiously as practicable:

          (a) cause a registration statement that registers such Registrable Shares to become and remain effective for the entire Registration Period or until all such Registrable Shares to be sold thereunder have been disposed of (if earlier);

          (b) furnish, at least five Business Days before filing a registration statement that registers such Registrable Shares, a prospectus relating thereto or any amendments or supplements relating to such a registration statement or prospectus, to counsel selected by ML ("ML's Counsel"), copies of all such documents proposed to be filed (it being understood that such five Business Day period need not apply to successive drafts of the same document proposed to be filed so long as such successive drafts are supplied to ML's Counsel in advance of the proposed filing by a period of time that is customary and reasonable under the circumstances);

          (c) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for the entire Registration Period or until all of such Registrable Shares to be sold thereunder have been disposed of (if earlier), to comply with the provisions of the Securities Act with respect to the sale or other disposition of such Registrable Shares and to comply with all the reporting requirements of the Exchange Act as more fully described in Section 15 herein.

          (d) notify in writing ML's Counsel promptly of (i) the receipt by IntraNet Solutions of any notification with respect to any comments by the Commission with respect to such registration statement or prospectus or any amendment or supplement thereto or any request by the Commission for the amending or supplementing thereof or for additional information with respect thereto, (ii) the receipt by IntraNet Solutions of any notification with respect to the issuance by the Commission of any stop order suspending the effectiveness of such registration statement or prospectus or any amendment or supplement thereto or the initiation or threatening of any proceeding for that purpose (and IntraNet Solutions shall use its best efforts to prevent the issuance thereof or, if issued, to obtain its withdrawal) and (iii) the receipt by IntraNet Solutions of any notification with respect to the suspension of the qualification of such Registrable Shares for sale in any jurisdiction or the initiation or threatening of any proceeding for such purposes;

          (e) use its best efforts to register or qualify such Registrable Shares under such other securities or blue sky laws of such jurisdictions as ML reasonably requests, to keep such registrations or qualifications in effect for so long as the registration statement covering such Registrable Shares remains in effect and do any and all other acts and things which may be reasonably necessary or advisable to enable ML to consummate the disposition in such jurisdictions of the Registrable Shares owned by ML; provided that IntraNet Solutions will not be required to (i) qualify to do business generally in any jurisdiction where it would otherwise not be required to qualify but for this subsection, (ii) subject itself to taxation in any such jurisdiction or (iii) consent to general service of process;

          (f) furnish to ML such number of copies of a summary prospectus, if any, or other prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as may reasonably request in order to facilitate the public sale or other disposition of such Registrable Shares;

          (g) notify on a timely basis ML at any time when a prospectus relating to such Registrable Shares is required to be delivered under the Securities Act within the appropriate period mentioned in subsection (a) of this
     Section 12, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing and, at the request of ML, prepare and furnish to ML a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the offerees of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

          (h) make available upon reasonable notice and during normal business hours, for inspection by ML, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by ML or underwriter (collectively, the "Inspectors"), all pertinent financial and other records, pertinent corporate documents and properties of IntraNet Solutions (collectively, the "Records"), as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause IntraNet Solutions's officers, directors and employees to supply all information (together with the Records, the "Information") reasonably requested by any such Inspector in connection with such registration statement. Any of the Information which IntraNet Solutions determines in good faith to be confidential, and of which determination the Inspectors are so notified, shall not be disclosed by the Inspectors, unless (i) the disclosure of such Information is necessary to avoid or correct a misstatement or omission in the registration statement, (ii) the release of such Information is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, or (iii) such Information has been made generally available to the public. ML agrees that it will, upon learning that disclosure of such Information is sought in a court of competent jurisdiction, give notice to IntraNet Solutions and allow IntraNet Solutions, at IntraNet Solutions's expense, to undertake appropriate action to prevent disclosure of the Information deemed confidential;

          (i) use its best efforts to obtain from its independent certified public accountants "cold comfort" letters in customary form and at customary times and covering matters of the type customarily covered by cold comfort letters;

          (j) use its best efforts to obtain from its counsel an opinion or opinions in customary form, naming ML as an additional addressee or party that may rely thereon;

          (k) provide a transfer agent and registrar (which may be the same entity and which may not be IntraNet Solutions) for such Registrable Shares;

          (l) issue to any underwriter to which ML may sell shares in such offering certificates evidencing such Registrable Shares;

          (m) list such Registrable Shares on any national securities exchange on which any shares of Common Stock are listed or, if shares of Common Stock are not listed on a national securities exchange, use its best efforts to qualify such Registrable Shares for inclusion on the automated quotation system of the NASD, or such other national securities exchange as the holders of a majority of such Registrable Shares shall request; and

          (n) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission and make available to its securityholders, as soon as reasonably practicable, earnings statements (which need not be audited) covering a period of 12 months beginning within three months after the effective date of the registration statement, which earnings statements shall satisfy the provisions of Section 11(a) of the Securities Act.

     Each holder of Registrable Shares which is being or has been registered pursuant to this Section 12 shall provide to IntraNet Solutions, upon the request of IntraNet Solutions, such written information and materials as IntraNet Solutions may reasonably request in order to effect or maintain such registration. Each holder of such Registrable Shares, upon receipt of any notice from IntraNet Solutions of any event of the kind described in Section 12(g), shall forthwith discontinue the disposition of such Registrable Shares pursuant to the registration statement covering such Registrable Shares until such holder's receipt of the copies of the supplemented or amended prospectus contemplated by Section 12(g), and, if so directed by IntraNet Solutions, such holder shall deliver to IntraNet Solutions all copies, other than permanent file copies then in such holder's possession, of the prospectus covering such Registrable Shares at the time of receipt of such notice.

13. EXPENSES

     All expenses (other than underwriting discounts and commissions relating to the Registrable Shares, as provided in the last sentence of this Section 13 and fees and expenses of ML's Counsel) incurred by IntraNet Solutions in complying with this Warrant, including, without limitation, all registration and filing fees (including all expenses incident to filing with the NYSE, AMEX, NASD and other domestic or foreign exchanges, as applicable), fees and expenses of complying with securities and blue sky laws, printing expenses and fees and expenses of IntraNet Solutions's counsel and accountants, shall be paid by IntraNet Solutions; provided, however, that all underwriting discounts and selling commissions applicable to the Registrable Shares and any other shares shall be borne by the holders selling such Registrable Shares and other shares, in proportion to the number of the Registrable Shares and such other shares sold by each such holder.

14. INDEMNIFICATION

     14.1 In connection with any registration of any of the Registrable Shares under the Securities Act pursuant to this Warrant, IntraNet Solutions shall indemnify and hold harmless each holder of Registrable Shares, each underwriter, broker or any other Person acting on behalf of the holders of Registrable Shares and each other Person, if any, who controls any of the foregoing Persons within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several (or actions in respect thereof), to which any of the foregoing Persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or allegedly untrue statement of a material fact contained in the registration statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained therein or otherwise filed with the Commission, any amendment or supplement thereto or any document incident to registration or qualification of any of the Registrable Shares, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading or, with respect to any prospectus, necessary to make the statements therein in light of the circumstances under which they were made not misleading, or any violation by IntraNet Solutions of the Securities Act or state securities or blue sky laws applicable to IntraNet Solutions and relating to action or inaction required of IntraNet Solutions in connection with such registration or qualification under such state securities or blue sky laws; and shall reimburse the holders of Registrable Shares, such underwriter, such broker or such other Person acting on behalf of the holders of Registrable Shares and each such controlling Person for any legal or other expenses reasonably incurred by any of them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that IntraNet Solutions shall not be liable in any such case to the extent that any such loss, claim, damage, liability or action (including any legal or other expenses incurred) arises out of or is based upon an untrue statement or allegedly untrue statement or omission or alleged omission made in said registration statement, preliminary prospectus, final prospectus, amendment, supplement or document incident to registration or qualification of any of the Registrable Shares in reliance upon and in conformity with written information furnished to IntraNet Solutions through an instrument duly executed by the holders of Registrable Shares specifically for use in the preparation thereof;

     14.2 In connection with any registration of the Registrable Shares under the Securities Act pursuant to this Warrant, any seller of Registrable Shares shall indemnify and hold harmless (in the same manner and to the same extent as set forth in Section 14.1) IntraNet Solutions, each director of IntraNet Solutions, each officer of IntraNet Solutions who shall sign such registration statement, each underwriter, broker or other Person acting on behalf of the holders of Registrable Shares and each Person who controls any of the foregoing Persons within the meaning of the Securities Act with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein or otherwise filed with the Commission, any amendment or supplement thereto or any document incident to registration or qualification of any of the Registrable Shares, if such statement or omission was made in reliance upon and in conformity with written information furnished to IntraNet Solutions or such underwriter through an instrument duly executed by such seller specifically for use in connection with the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, supplement or document;

provided, however, that the maximum amount of liability in respect of such indemnification shall be in proportion to and limited to, in the case of each seller of Registrable Shares, an amount equal to the net proceeds actually received by such seller from the sale of Registrable Shares effected pursuant to such registration.

     14.3 Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in Sections 14.1 and 14.2, such indemnified party will, if a claim in respect thereof is made against an indemnifying party, give written notice to the latter of the commencement of such action. In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be responsible for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof; provided, however, that, if any indemnified party shall have reasonably concluded that there may be one or more legal or equitable defenses available to such indemnified party which are additional to or conflict with those available to the indemnifying party, or that such claim or litigation involves or could have an effect upon matters beyond the scope of the indemnity agreement provided in this Section 14, then the indemnifying party shall not have the right to assume the defense of such action on behalf of such indemnified party and such indemnifying party shall reimburse such indemnified party and any Person controlling such indemnified party for that portion of the fees and expenses of any counsel retained by the indemnified party which is reasonably related to the matters covered by the indemnity agreement provided in this Section 14. The indemnifying party shall not be liable to indemnify any indemnified party for any settlement of any claim or action effected without the consent of the indemnifying party. The indemnifying party may not settle any claim or action brought against an indemnified party unless such indemnified party is released from all and any liability as part of such settlement.

     14.4 If the indemnification provided for in this Section 14 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, claim, damage, liability or action referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amounts paid or payable by such indemnified party as a result of such loss, claim, damage, liability or action in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omissions which resulted in such loss, claim, damage, liability or action as well as any other relevant equitable considerations; provided, however, that, if the circumstances described in either proviso of
Section 14.1 or Section 14.2 apply to the indemnified party, then the indemnifying party shall not be obligated to contribute with respect to such loss, claim, damage, liability or action to the extent set forth in such proviso. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

     14.5 IntraNet Solutions and the sellers of Registrable Shares agree that it would not be just and equitable if contribution pursuant to Section 14.4 were determined by pro rata allocation (even if the holders and any underwriters were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in Sections 14.3 and 14.4. The amount paid or payable by an indemnified party as a result of the losses, claims, damages and liabilities referred to in Section
14.4 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim.

15. ASSIGNMENT.

     ML may assign its rights hereunder to any purchaser or transferee of Registrable Shares; provided, however, that such purchaser or transferee shall, as a condition to the effectiveness of such assignment, be required to execute an Investor Joinder, whereupon such purchaser or transferee shall have the benefits of, and shall be subject to the restrictions contained in, Sections 10-16 herein as if such purchaser or transferee was originally included in the definition of "ML" herein and had originally been a party hereto.

16. EXCHANGE ACT COMPLIANCE

     IntraNet Solutions shall comply with all of the reporting requirements of the Exchange Act applicable to it (whether or not it shall be required to do so) and shall comply with all other public information reporting requirements of the Commission, including, without limitation, requirements to ensure the availability of Rule 144 for the sale of the Common Stock. IntraNet Solutions shall cooperate with ML in supplying such information as may be necessary for ML to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of Rule 144.

17. NO RIGHTS AS SHAREHOLDERS: LIMITATION OF LIABILITY

     This Warrant shall not entitle any holder hereof to any of the rights of a shareholder of IntraNet Solutions. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof, shall give rise to any liability of such holder for the exercise price of the Warrant or as a shareholder of IntraNet Solutions, whether such liability is asserted by IntraNet Solutions or by creditors of IntraNet Solutions.

18. GOVERNING LAW

     This Warrant shall be governed by, and construed under and in accordance with, the laws of the State of Delaware.

19. MISCELLANEOUS

     This Warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party (or any predecessor in interest thereof) against which enforcement of the same is sought. The headings in this Warrant are for purposes of reference only and shall not affect the meaning or construction of any of the provisions hereof.

     IN WITNESS WHEREOF, IntraNet Solutions has caused this Warrant to be signed by a duly authorized officer and attested effective as of the 22nd day of February, 2000.

                                          INTRANET SOLUTIONS, INC.

                                          By:
                                          --------------------------------------

                                          Its:
                                          --------------------------------------

Attested:

By:
----------------------------------------------------

It:
-----------------------------------------------------

                                   EXHIBIT 2
                               SUBSCRIPTION FORM

                 [To be executed only upon exercise of Warrant]

     The undersigned registered owner of this Warrant irrevocably exercises this
Warrant for the purchase of        Shares of Common Stock of IntraNet Solutions,
Inc,(the "Company") and herewith makes payment therefor, all at the price and on the terms and conditions specified in this Warrant and requests that certificates for the shares of Common Stock hereby purchased (and any securities or other property issuable upon such exercise) be issued in the name of and
delivered to           whose address is                and, if such shares of
Common Stock shall not include all of the shares of Common Stock issuable as provided in this Warrant, that a new Warrant of like tenor and date for the balance of the shares of Common Stock issuable hereunder be delivered to the undersigned.

     I understand that the Company is issuing these shares to me in accordance with the exemption from registration under Section 4(2), 4(6) or 3(b) of the Securities Act of 1933 ("Act") afforded to transactions not involving any public offering and that the aforesaid exemption from registration is not available if I acquire the shares with a view to distribution of said shares in a manner prohibited by the provisions of the Act. I represent to the Company and its
counsel that I am a resident of the State of        , that I am acquiring said
shares for my own account, and not as nominee for any other person or entity, for investment and not for distribution. I also acknowledge receipt of all the detailed information concerning the Company, including information regarding risks related to the Company, and the Company's capitalization, properties, management and contracts, that I have considered necessary to make a fully informed investment decision.

     I understand and agree that the stock certificate(s) evidencing the shares will be stamped with the following legend and that I will comply with the terms of said legend:

     THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"), BUT HAVE BEEN ISSUED PURSUANT TO AN EXEMPTION THERETO. THE REGISTERED HOLDER OF SUCH SHARES HAS AGREED NOT TO EFFECT A DISPOSITION OF SUCH SHARES UNTIL EITHER: (1) THE HOLDER HAS RECEIVED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY AND ITS COUNSEL THAT REGISTRATION UNDER THE ACT IS NOT REQUIRED; OR (2) A REGISTRATION STATEMENT UNDER THE ACT COVERING SUCH SHARES AND SUCH DISPOSITION HAS BECOME EFFECTIVE UNDER THE ACT.

                                          --------------------------------------
                                          (Name of Registered Owner)

                                          --------------------------------------
                                          (Signature of Registered Owner)

                                          --------------------------------------
                                          (Street Address)

                                          --------------------------------------
                                          (City)             (State)  (Zip Code)

     NOTICE: The signature on this subscription must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.

                                   EXHIBIT 3
                                ASSIGNMENT FORM

     FOR VALUE RECEIVED the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under this Warrant, with respect to the number of shares of Common Stock set forth below:

Name and Address of Assignee       Number of Shares of Common Stock

and does hereby irrevocably constitute and appoint
               attorney-in-fact to register such transfer on the books of maintained for the purpose, with full power of substitution in the premises.

Dated: -------------------------------------------        Print Name: -------------------------------------------
                                                          Signature: ---------------------------------------------
                                                          Witness: -----------------------------------------------

     NOTICE: The signature on this assignment must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.