Form 10-Q
period 2001-06-30
INTRANET SOLUTIONS INC
filed 2001-08-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001.

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period from _____________________ to _____________________.

Commission file number 0-19817.

                            IntraNet Solutions, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Minnesota                                  41-1652566
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


7777 Golden Triangle Drive, Eden Prairie, Minnesota              55344-3736
---------------------------------------------------              ----------
(Address of principal executive offices)                         (Zip Code)


                          (952) 903-2000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,382,968 shares as of August 7, 2001.

                                      INDEX

                            INTRANET SOLUTIONS, INC.



                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2001 and March 31, 2001 ..............................3

          Condensed Consolidated Statements of Earnings - Three months ended
          June 30, 2001 and 2000.................................................................................4

          Condensed Consolidated Statements of Cash Flows - Three months ended
          June 30, 2001 and 2000.................................................................................5

          Notes to Condensed Consolidated Financial Statements...................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.......................................................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................19


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................................................................20

SIGNATURES......................................................................................................22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            INTRANET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                               JUNE 30,           MARCH 31,
                                                                                                 2001               2001
                                                                                            -------------       --------------
ASSETS
CURRENT ASSETS:
  Cash and equivalents................................................................        $  4,906             $ 14,355
  Short-term marketable securities....................................................          81,537               81,262
  Accounts receivable, net............................................................          24,866               21,403
  Prepaid expenses and other current assets...........................................           6,550                4,071
  Prepaid royalties...................................................................           1,583                2,231
                                                                                            -------------       -------------
       Total current assets...........................................................         119,442              123,322

Long-term marketable securities, net of current.......................................          15,239               10,893
Property and equipment, net...........................................................           5,644                4,051
Prepaid royalties, net of current.....................................................           1,893                2,074
Other intangible assets, net .........................................................          28,321               31,118
Deferred income taxes.................................................................           5,717                4,894
Investments in other companies........................................................           5,361                3,968
Other.................................................................................           2,519                1,266
                                                                                            -------------       -------------
       Total assets...................................................................        $184,136             $181,586
                                                                                            =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................................................        $  2,634             $  1,380
  Deferred revenues...................................................................           6,299                5,942
  Commissions payable.................................................................           1,656                2,226
  Accrued expenses....................................................................           2,770                3,951
                                                                                            -------------       -------------
       Total current liabilities......................................................          13,359               13,499

Deferred revenues, net of current portion.............................................             503                  606
Other long-term obligations...........................................................              37                   37
                                                                                            -------------       -------------

       Total liabilities..............................................................          13,899               14,142
                                                                                            -------------       -------------

SHAREHOLDERS' EQUITY:
Common stock..........................................................................             222                  220
Additional paid-in capital............................................................         189,946              187,512
Accumulated deficit ..................................................................         (19,643)             (20,204)
Accumulated other comprehensive income (loss).........................................            (288)                 (84)
                                                                                            -------------       -------------
       Total shareholders' equity.....................................................         170,237              167,444
                                                                                            -------------       -------------
       Total liabilities and shareholders' equity                                             $184,136             $181,586
                                                                                            =============       =============

                             See accompanying notes.

Note: The balance sheet at March 31, 2001 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                            INTRANET SOLUTIONS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                                               THREE MONTHS ENDED JUNE 30,
                                                                                           -----------------------------------
                                                                                                 2001              2000
                                                                                           -----------------------------------
REVENUES:
    Software..........................................................................     $      19,072     $       7,447
    Services..........................................................................             5,527             2,015
                                                                                           -------------     -------------
        Total revenues................................................................            24,599             9,462


COST OF REVENUES:
    Software..........................................................................             1,071               665
    Services..........................................................................             2,984             1,158
                                                                                           -------------     -------------
        Total cost of revenues........................................................             4,055             1,823
                                                                                           -------------     -------------
        Gross profit..................................................................            20,544             7,639

OPERATING EXPENSES:
    Sales and marketing...............................................................            11,277             4,256
    General and administrative........................................................             2,432             1,427
    Research and development..........................................................             4,151             1,054
    Amortization of intangible assets and other.......................................             3,381               163
                                                                                           -------------     -------------
        Total operating expenses......................................................            21,241             6,900
                                                                                           -------------     -------------
 Income (loss) from operations........................................................              (697)              739

OTHER INCOME:
    Interest income, net..............................................................             1,258             2,250
                                                                                           -------------     -------------

NET INCOME............................................................................     $         561     $       2,989
                                                                                           =============     =============

BASIC NET INCOME PER COMMON SHARE.....................................................     $        0.03     $        0.14
DILUTED NET INCOME PER COMMON SHARE...................................................     $        0.02     $        0.13

WEIGHTED AVERAGE SHARES - BASIC.......................................................            22,081            21,195
WEIGHTED AVERAGE SHARES - DILUTED.....................................................            23,753            23,092


                             See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                               --------------------------------
                                                                                                     2001           2000
                                                                                                -------------------------------
OPERATING ACTIVITIES:
   Net income..............................................................................       $    561       $   2,989
   Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization.........................................................            267             153
     Amortization of intangible assets, acquisition expense and other......................          3,381             163
     Tax benefit from employee stock option exercises......................................            823               -

  Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable.....................................................................         (3,463)         (2,053)
   Prepaid expenses and other current assets...............................................         (2,549)         (1,287)
   Accounts payable........................................................................          1,254          (1,770)
   Accrued expenses and other current liabilities..........................................         (2,280)            198
                                                                                                  --------       ---------
   Net cash flows used in operating activities.............................................         (2,006)         (1,607)
                                                                                                  --------       ---------
INVESTING ACTIVITIES:
   Purchases and maturities of marketable securities, net..................................         (4,621)        (24,943)
   Purchases of fixed assets...............................................................         (1,827)           (399)
   Purchases of investments................................................................         (1,394)           (410)
   Other...................................................................................           (971)             --
                                                                                                  --------       ---------
   Net cash used in investing activities...................................................         (8,813)        (25,752)
                                                                                                  --------       ---------
FINANCING ACTIVITIES:
   Payments on long-term obligations ......................................................            (39)            (80)
   Issuance of common stock, net of offering expenses......................................              -          22,729
   Proceeds from exercise of stock options and warrants....................................          1,612             480
                                                                                                  --------       ---------
   Net cash flows provided by financing activities.........................................          1,573          23,129
                                                                                                  --------       ---------
Cumulative effect of foreign currency translation adjustment...............................           (203)             --
                                                                                                  --------       ---------
Net decrease in cash.......................................................................         (9,449)         (4,230)
Cash and equivalents, beginning of period..................................................         14,355           8,859
                                                                                                  --------       ---------
Cash and equivalents, end of period........................................................       $  4,906       $   4,629
                                                                                                  ========       =========

                            See accompanying notes.

                            INTRANET SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF THE BUSINESS

         IntraNet Solutions, Inc., is a leading provider of business content management solutions. IntraNet Solutions' products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processes for web sites. Business and Web content from a wide variety of enterprise sources, including desktop applications, business applications, and templates, is automatically converted to output formats. These output formats, which include XML, HTML, WML, cHTML, and PDF, allow content to be viewed on the Web with just a standard browser or on a wireless device.

With headquarters in Eden Prairie, MN, the company maintains offices throughout the United States, Europe, and Australia. The company currently has more than 1,500 customers, primarily located throughout the United States and Europe.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and March 31, 2001 and the results of operations and cash flows for the three months ended June 30, 2001 and 2000. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results for the full year.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Revenue Recognition: The Company currently derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped and accepted by the customer, the fee is determinable and collectible, and no significant obligations remain related to implementation. Technical services and support revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

         Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

         Short-term Marketable Securities: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of June 30, 2001 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

         Reclassifications: Certain reclassifications have been made to the three month periods ending June 30, 2000 to conform with the presentation used in the June 30, 2001 financial statements. The reclassifications did not effect net income or shareholders' equity as previously reported.

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

3.       ACQUISITION

         On July 10, 2000, the Company acquired the Information Exchange Division ("IED") of Inso Corporation ("Inso"). IED is the market leader in Web conversion and mobile device viewing technologies and applications. Its products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). Additionally, IED provides viewing technology for the Windows CE and Symbian operating systems that allows users of these mobile devices to readily view files from desktop applications. The transaction was accounted for under the purchase method of accounting. The Company paid aggregate consideration to Inso in the transaction of $55 million in cash, 10% of which is being held in escrow for eighteen months to satisfy potential indemnification claims. The Company recorded approximately $50 million in intangible assets, including approximately $10.4 million of in-process research and development which was expensed when the acquisition was recorded.

         The amounts allocated to core technology, customer base, workforce, capitalized software, trademarks and other intangibles are being amortized over the assets' estimated useful life of three years. Similarly, the excess of cost over fair value of net assets acquired is being amortized over the assets estimated useful life of three years. The values assigned to in-process research and development were expensed at the date of acquisition, since technological feasibility had not been established. The following unaudited pro forma statement of operations information for the three months ended June 30, 2000 was prepared assuming the IED acquisition has occurred on April 1, 1999 and in process research and development has been expensed as of that date:

                                          THREE MONTHS ENDED
                                             JUNE 30, 2000
                                          ------------------
                                        (in thousands except
                                         for per share data)
Total revenues                                $15,332
Net income                                      1,230

Net income per share:
Basic                                         $  0.06
Diluted                                       $  0.05

Weighted-average shares outstanding:
Basic                                          21,195
Diluted                                        23,092

4.       INCOME TAXES

         Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for fundamental reporting purposes and amounts used for income tax purposes. A valuation has been established for a portion of the deferred tax assets to reflect their anticipated realizability.

         For the periods presented, the financial statements reflect an effective tax rate of zero, due to the utilization of net operating loss carry forwards and adjustment of the deferred tax valuation allowance.

5.       SUBSEQUENT EVENTS

         On July 10, 2001, the Company acquired select assets of RESoft, a wholly-owned subsidiary of Stonehaven Realty Trust and a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200,000 shares of IntraNet Solutions common stock valued at approximately $5.5 million. This acquisition will be accounted for under the purchase method of accounting, and the company anticipates that approximately $5.0 million of the purchase price will be allocated to intangible assets and will be amortized over a three year period.

         On August 13, 2001, the Company announced it will change its name to Stellent, Inc., effective August 29, 2001.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IntraNet Solutions, Inc., is a leading provider of business content management solutions, providing browser-based Web and wireless access to content-centric business Web sites and content-supported e-business applications. IntraNet Solutions' products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processes for these sites. Business and Web content from a wide variety of enterprise sources, including desktop applications, business applications, and templates, is automatically converted to output formats. These output formats, which include XML, HTML, WML, cHTML, and PDF, allow content to be viewed on the Web with just a standard browser or on a wireless device. Personalization and compatibility with corporate security models ensure that users access only the information they need. Our customers are primarily located throughout the United States and Europe.

         We derive all of our revenues from licenses of our software products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped and accepted by the customer, the fee is determinable and collectible, and no significant obligations remain related to implementation. Revenues for services consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

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

         Since our inception, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $19.6 million at June 30, 2001. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

         Total revenues increased by $15.1 million, or 160%, to $24.6 million for the three months ended June 30, 2001 from $9.5 million for the three months ended June 30, 2000. The increase in revenues was attributable to the acquisition of IED, internal expansion of our customer base and increased sales to existing customers.

         Product Licenses. Revenues for product licenses increased by $11.6 million, or 156%, to $19.1 million for the three months ended June 30, 2001 from $7.5 million for the three months ended June 30, 2000. The increase in revenues for product licenses was attributable to the expansion of our customer base and increased sales to existing customers.

         Services. Revenues for services increased by $3.5 million or 174%, to $5.5 million for the three months ended June 30, 2001 from $2.0 million for the three months ended June 30, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

         Total cost of revenues increased by $2.3 million or 122%, to $4.1 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. Total cost of revenues as a percentage of total revenues was 16% for the three months ended June 30, 2001 compared to 19% for the three months ended June 30, 2000. Gross profit increased by $12.9 million, or 169%, to $20.5 million for the three months ended June 30, 2001 from $7.6 million for the three months ended June 30, 2000. Total gross profit as a percentage of total revenues was 84% for the three months ended June 30, 2001 compared to 81% for the three months ended June 30, 2000. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

         Product Licenses. Cost of revenues for product licenses increased by $0.4 million, or 61%, to $1.1 million for the three months ended June 30, 2001 from $0.7 million for the three months ended June 30, 2000. Gross profit as a percentage of revenues for product licenses was 94% for the three months ended June 30, 2001 compared to 91% for the three months ended June 30, 2000. The increase in the gross profit was primarily attributable to the increase in our OEM business, which typically has higher product margins, and to certain royalty amounts remaining constant while revenue has increased.

         Services. Cost of revenues for services increased by $1.8 million or 158%, to $3.0 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. Gross profit as a percentage of revenues for services was 46% for the three months ended June 30, 2001 compared to 43% for the three months ended June 30, 2000. The increase in the gross profit as a percentage of revenues for services was primarily due to increased productivity for consulting services personnel.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased by $7.0 million, or 165%, to $11.3 million for the three months ended June 30, 2001 from $4.3 million for the three months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenues were 46% for the three months ended June 30, 2001 compared to 45% for the three months ended June 30, 2000. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, branding, public relations and trade shows.

         General and Administrative. General and administrative expenses increased by $1.0 million or 70%, to $2.4 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. General and administrative expenses as a percentage of total revenues were 10% for the three months ended June 30, 2001 compared to 15% for the three months ended June 30, 2000. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues and decreases in our provisions for doubtful accounts.

         Research and Development. Research and development expenses increased by $3.1 million, or 294% to $4.2 million for the three months ended June 30, 2001 from $1.1 million for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenues were 17% for the three months ended June 30, 2001 compared to 11% for the three months ended June 30, 2000. The increase in research and development expenses was primarily due to the acquisition of IED and increases in staffing and related costs to support new products and product enhancements.

         Amortization of Intangibles. A portion of the purchase price of IED was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets' estimated useful lives, of three years. Intangible amortization and other expense was $3.4 million for the three month period ended June 30, 2001.

OTHER INCOME, NET

         Net interest income was $1.3 million for the three months ended June 30, 2001 compared to net interest income of $2.3 million for the three months ended June 30, 2000. Net interest income for the three months ended June 30, 2001 and 2000 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to the decrease in funds invested following the purchase of IED.

NET OPERATING LOSS CARRYFORWARDS

         As of March 31, 2001 we had net operating loss carryforwards of approximately $43.8 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

         Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, revolving working capital and term loans from banking institutions, private placements and public offerings of securities. Net cash used by operating activities was $2.0 million for the quarter ended June 30, 2001, compared to net cash used by operating activities of $1.6 million for the quarter ended June 30, 2000.

         To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 2001 and 2000 were $1.8 million and $0.4 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

         As of June 30, 2001, we had $4.9 million in cash and equivalents, $96.8 million in marketable securities and $106.1 million in working capital. Net cash provided by financing activities was $1.6 million for the three months ended June 30, 2001 and $23.1 million for the three months ended June 30, 2000. In June 1999, we completed a public offering of our common stock that raised approximately $27.0 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $3.0 million. In March 2000, we completed a public offering of our common stock that raised approximately $100 million in proceeds for the Company, net of underwriting discounts and offering costs of approximately $5.9 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million.

         We currently believe that the cash and equivalents and marketable securities on hand will be sufficient to meet our working capital requirements for the foreseeable future. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

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

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                     ------------------------------
UNAUDITED SUPPLEMENTAL INFORMATION                      2001                2000
                                                     ----------         -----------
                                                         (in thousands except
                                                          for per share data)
Net income (loss)..................................   $   561            $  2,989
Add back charges
  Amortization of intangible assets and other......     3,381                 163
                                                      ---------          ----------

Pro forma net income before pro forma income tax...     3,942               3,152
Pro forma income tax...............................    (1,380)             (1,103)
                                                      ---------          ----------
Pro forma net income...............................   $ 2,562            $  2,049
                                                      =========          ==========

Pro forma net income per share:
Basic .............................................   $  0.12            $   0.10
Diluted ...........................................   $  0.11            $   0.09

Weighted average common shares outstanding:
Basic..............................................    22,081              21,195
Diluted............................................    23,753              23,092

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141 Business Combinations and SFAS 142 Goodwill and Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and eliminate the amortization of goodwill for financial reporting purposes. However, goodwill will then be tested for impairment annually or whenever an impairment indicator arises. SFAS 142 is effective for the Company April 1, 2002. As of April 1, 2002, the amortization of certain of the Company's intangible assets related to goodwill and workforce with an original cost of approximately $19 million and an estimated net unamortized value of approximately $8 million as of April 1, 2002 will cease and only future impairments of these assets as they occur will be recorded. These assets were acquired in July 2000 and are currently being amortized over their estimated useful life of three years.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q for the first quarter ended June 30, 2001 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for fiscal year 2001 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE IED WITH OUR OPERATIONS.

         On July 10, 2000, we acquired IED from eBT Technologies, Inc. (formerly INSO Corporation) in a transaction accounted for under the purchase method of accounting. We are continuing to integrate the business and products of IED. We may incur unanticipated costs in the course of this integration. In addition, the integration of IED with our operations involves the following risks:

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

FLUCTUATIONS IN OUR OPERATING RESULTS MAY MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

         While our products and services are not seasonal, our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. A large part of our sales typically occurs in the last month of a quarter, frequently in the last week or even the last days of the quarter. If these sales were delayed from one quarter to the next for any reason, our operating results could fluctuate dramatically. In addition, our sales cycles may vary, making the timing of sales difficult to predict. Furthermore, our infrastructure costs are generally fixed. As a result, modest fluctuations in revenues between quarters may cause large fluctuations in operating results. These factors all tend to make the timing of revenues unpredictable and may lead to high period-to-period fluctuations in operating results.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

         Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly pro forma profitability. If we do not sustain our quarterly pro forma profitability, the market price of our stock may fall. Our ability to sustain our recent pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT AND VIEWING SOFTWARE PRODUCTS FOR OUR REVENUES.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

         Robert F. Olson, our Chairman, holds approximately 10.5% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of IntraNet Solutions. Additionally, our directors and executive officers beneficially own approximately 10.7% of our common stock. These persons have significant influence over IntraNet Solutions' affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of IntraNet Solutions, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through June 30, 2001, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

         Our investments are held in commercial paper which are affected by equity price market risk and other factors. The Company does not anticipate that exposure to these risks will have a material impact on the Company, due to the nature of its investments.

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to market risk is not material.

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

       4.7       Warrant to purchase 225,000 shares of      Incorporated by reference to Exhibit 4.7
                 common stock to Merrill, Lynch, Pierce,    of the Registrant's Form 10-K for the
                 Fenner & Smith dated February 22, 2000     year ended March 31, 2001.

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


     10.32       Agreement and Plan of Merger among         Incorporated by reference to Exhibit 2 to
                 IntraNet Solutions, Inc., IntraNet         the Registrant's Current Report on
                 Kansas City Acquisition Corporation, Inso  Form 8-K dated July 10, 2000
                 Chicago Corporation, Inso Kansas City
                 Corporation and Inso Corporation, dated
                 as of July 10, 2000


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



      FILE       DESCRIPTION                                REFERENCE


     10.37       Employment Agreement Dated April 1, 2001   Electronic transmission
                 by and between the Registrant and Gregg
                 A. Waldon*

      11.1       Computation of earnings per share          Electronic transmission


----------
* Management contract, compensation plan or arrangement.


(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed for the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            IntraNet Solutions, Inc.
                            (Registrant)


Date: August 14, 2001       By: /s/ Vern Hanzlik
                                ----------------
                                Vern Hanzlik,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Date: August 14, 2001       By: /s/ Gregg A. Waldon
                                -------------------
                                Gregg A. Waldon
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

                                    EXHIBITS

    FILE         DESCRIPTION                                REFERENCE

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

       4.7       Warrant to purchase 225,000 shares of      Incorporated by reference to Exhibit 4.7
                 common stock to Merrill, Lynch, Pierce,    of the Registrant's Form 10-K for the
                 Fenner & Smith dated February 22, 2000     year ended March 31, 2001

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

     10.32       Agreement and Plan of Merger among         Incorporated by reference to Exhibit 2 to
                 IntraNet Solutions, Inc., IntraNet         the Registrant's Current Report on
                 Kansas City Acquisition Corporation, Inso  Form 8-K dated July 10, 2000
                 Chicago Corporation, Inso Kansas City
                 Corporation and Inso Corporation, dated
                 as of July 10, 2000

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


    FILE         DESCRIPTION                                REFERENCE


    10.37        Employment Agreement Dated April 1, 2001   Electronic transmission
                 by and between the Registrant and Gregg
                 A. Waldon*

    11.1         Computation of earnings per share          Electronic transmission


----------
* Management contract, compensation plan or arrangement.