Form 10-Q
period 2001-09-30
STELLENT INC
filed 2001-11-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.

                                      or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period from
        _____________________ to _____________________.

Commission file number 0-19817.

                                 Stellent, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-1652566
-------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


7777 Golden Triangle Drive, Eden Prairie, Minnesota              55344-3736
---------------------------------------------------              ----------
(Address of principal executive offices)                         (Zip Code)


                                 (952) 903-2000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                            IntraNet Solutions, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,207,500 shares as of November 8, 2001.

                                     INDEX

                                 STELLENT, INC.


                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2001 and March 31, 2001 .........................3

          Condensed Consolidated Statements of Earnings - Three and six months ended
          September 30, 2001 and 2000............................................................................4

          Condensed Consolidated Statements of Cash Flows - Six months ended
          September 30, 2001 and 2000............................................................................5

          Notes to Condensed Consolidated Financial Statements...................................................6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.......................................................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................................20


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote Of Security Holders...................................................21

Item 6.   Exhibits and Reports on Form 8-K......................................................................22

SIGNATURES......................................................................................................24


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,        MARCH 31,
                                                                                              2001               2001
                                                                                          -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................    $      10,058      $     14,355
  Short-term marketable securities....................................................           74,419            81,262
  Accounts receivable, net............................................................           24,559            21,403
  Prepaid royalties...................................................................            2,344             2,231
  Prepaid expenses and other current assets...........................................            7,592             3,468
                                                                                          -------------      ------------
Total current assets..................................................................    $     118,972      $    122,719

Long-term marketable securities ......................................................           16,298            10,893
Property and equipment, net...........................................................            6,089             4,051
Prepaid royalties, net of current.....................................................            3,424             2,074
Other intangible assets, net..........................................................           29,486            31,118
Deferred income taxes.................................................................            5,762             4,894
Investments in and notes with other companies.........................................            5,408             5,571
Other ................................................................................            1,609               266
                                                                                          -------------      ------------
Total assets..........................................................................    $     187,048      $    181,586
                                                                                          =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................    $       3,028      $      1,380
  Deferred revenues...................................................................            5,874             5,942
  Commissions payable.................................................................              687             2,226
  Accrued expenses....................................................................            5,583             3,951
                                                                                          -------------      ------------
Total current liabilities.............................................................           15,172            13,499

Deferred revenue, net of current portion..............................................              368               606
Other.................................................................................               37                37
                                                                                          -------------      ------------
Total liabilities.....................................................................           15,577            14,142
                                                                                          -------------      ------------
Shareholders' equity:
  Common stock........................................................................              224               220
  Additional paid-in capital..........................................................          195,531           187,428
  Accumulated deficit ................................................................          (24,284)          (20,204)
                                                                                          -------------      ------------
  Total shareholders' equity..........................................................          171,471           167,444
                                                                                          -------------      ------------
Total liabilities and shareholders' equity............................................    $     187,048      $    181,586
                                                                                          =============      ============


                             See accompanying notes.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -------------------------------------   ------------------------------------
                                                        2001                2000               2001                2000
                                                  -----------------   -----------------   ----------------   -----------------
Revenues:
 Product licenses................................     $     17,968        $     12,747       $     37,040        $     20,194
 Services........................................            5,199               2,875             10,726               4,890
                                                  -----------------   -----------------   ----------------   -----------------
Total revenues..................................            23,167              15,622             47,766              25,084
                                                  -----------------   -----------------   ----------------   -----------------

Cost of revenues:
 Product licenses................................              847                 834              1,918               1,499
 Services........................................            3,587               1,551              6,571               2,709
                                                  -----------------   -----------------   ----------------   -----------------
Total cost of revenues...........................            4,434               2,385              8,489               4,208
                                                  -----------------   -----------------   ----------------   -----------------
Gross profit.....................................           18,733              13,237             39,277              20,876
                                                  -----------------   -----------------   ----------------   -----------------

Operating expenses:
 Sales and marketing.............................           11,578               6,545             22,855              10,801
 General and administrative......................            2,475               2,317              4,907               3,744
 Research and development........................            4,595               2,652              8,746               3,706
 Acquisition and related costs...................               --                 590                  -                 590
 Amortization of acquired intangible assets
      and other..................................            3,484               3,466              6,865               3,629
 Write-off of in-process research and development               --              10,400                 --              10,400
                                                  -----------------   -----------------   ----------------   -----------------
Total operating expenses.........................           22,132              25,970             43,373              32,870
                                                  -----------------   -----------------   ----------------   -----------------
Loss from operations.............................           (3,399)            (12,733)            (4,096)            (11,994)

Other:
 Interest income, net............................              981               1,719              2,239               3,969
 Investment impairment...........................           (2,223)                 --             (2,223)                 --
                                                  -----------------   -----------------   ----------------   -----------------

Net loss.........................................     $     (4,641)       $    (11,014)      $     (4,080)       $     (8,025)
                                                  =================   =================   ================   =================
Net loss per common share - basic and diluted....     $      (0.21)       $      (0.52)      $      (0.18)       $      (0.38)
                                                  =================   =================   ================   =================
Weighted average common shares outstanding -
  basic and diluted .............................           22,364              21,331             22,223              21,257



                             See accompanying notes.

                                 STELLENT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               --------------------------------
                                                                                                    2001              2000
                                                                                               -------------      -------------
OPERATING ACTIVITIES:
   Net loss................................................................................     $   (4,080)         $ (8,025)
   Adjustments to reconcile net loss to cash provided by (used in) operating activities:
     Depreciation and amortization.........................................................            762               571
     Amortization of intangible assets, acquisition expense and other......................          6,865             3,382
     Amortization of in-process research and development expense ..........................             --            10,400
     Investment impairment.................................................................          2,223                --
     Non cash marketing expense............................................................             --               247
  Tax benefit from employee stock option exercises.........................................            868                --

  Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable.....................................................................         (3,156)           (3,830)
   Prepaid expenses and other current assets..............................................          (6,098)             (420)
   Accounts payable........................................................................          1,648              (412)
   Accrued liabilities ....................................................................          1,700                58
   Deferred revenue........................................................................           (306)             (303)
   Accrued commissions.....................................................................         (1,539)           (1,239)
   Income taxes payable ...................................................................           (868)               --
                                                                                               -------------      -------------
   Net cash flows used in operating activities.............................................         (1,981)              429
                                                                                               -------------      -------------

INVESTING ACTIVITIES:
   Purchases and maturities of marketable securities, net..................................          1,438            33,391
   Purchases of fixed assets...............................................................         (2,279)           (1,577)
   Acquisitions, net of cash acquired .....................................................           (100)          (54,521)
   Purchases of investments in and notes with other companies..............................         (2,060)           (2,113)
   Other...................................................................................           (990)               --
                                                                                               -------------      -------------
   Net cash used in investing activities...................................................         (3,991)          (24,820)
                                                                                               -------------      -------------
FINANCING ACTIVITIES:
   Issuance of common stock, net of offering expenses......................................             --            22,244
   Proceeds from exercise of stock options and warrants....................................          1,654             1,471
   Other...................................................................................            (68)              (90)
                                                                                               -------------      -------------
   Net cash flows provided by financing activities.........................................          1,586            23,625
                                                                                               -------------      -------------
Cumulative effect of foreign currency translation adjustment...............................             89                --
                                                                                               -------------      -------------
Net decrease in cash.......................................................................         (4,297)             (766)
Cash and equivalents, beginning of period..................................................         14,355             8,859
                                                                                               -------------      -------------
Cash and equivalents, end of period........................................................     $   10,058          $  8,093
                                                                                               =============      =============
Non-cash financing activity - Issuance of common stock for acquisition.....................     $    5,496          $     --
                                                                                               =============      =============

                             See accompanying notes.

                                 STELLENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF THE BUSINESS

     Stellent, Inc., (formerly IntraNet Solutions, Inc.) is a leading provider of business content management solutions. Stellent's products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processes for web sites. Business and Web content from a wide variety of enterprise sources, including desktop applications, business applications, and templates, is automatically converted to output formats. These output formats, which include XML, HTML, WML, cHTML, and PDF, allow content to be viewed on the Web with just a standard browser or on a wireless device.

     With headquarters in Eden Prairie, Minnesota, the company maintains offices throughout the United States, Europe, and Australia. The company currently has more than 1,500 customers, primarily located throughout the United States and Europe.

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and March 31, 2001 and the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results for the full year.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition: The Company derives all of its revenues from licenses of its suite of products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped and accepted by the customer, the fee is determinable and collectible, and no significant obligations remain related to implementation. Technical services and support revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's clients typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

     Short-term Marketable Securities: Investments in debt securities with a remaining maturity of three months or less at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of September 30, 2001 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments have a contractual maturity of three months or less and are held to maturity.

     Reclassifications: Certain reclassifications have been made to the consolidated statements of cash flows for the six month period ending September 30, 2000 to conform with the presentation used in the September 30, 2001 consolidated statement of cash flows. Certain reclassifications have been made to the March 31, 2001 consolidated balance sheet to conform with the presentation used in the September 30, 2001 consolidated balance sheet. The reclassifications had no effect on total assets, total liabilities or stockholders equity as previously reported.

     Net Income per Common Share: The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Due to net losses being reported in all periods presented, all common share equivalents were antidilutive.

3.   ACQUISITIONS

     On July 10, 2000, the Company acquired the Information Exchange Division (IED, now called Stellent Software Components Division or SCD) of EBT International, Inc. ("EBTI") formerly Inso Corporation. SCD is the market leader in Web conversion and mobile device viewing technologies and applications. The transaction was accounted for under the purchase method of accounting. The Company paid aggregate consideration to EBTI in the transaction of $55 million in cash. The Company recorded approximately $15 million in goodwill and approximately $36 million in other intangible assets, including approximately $10.4 million of in-process research and development, which was expensed when the acquisition was recorded.

     On July 10, 2001, the Company acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200,000 shares of Stellent common stock. The acquisition was valued at approximately $5.6 million, including acquisition costs. This acquisition has been accounted for under the purchase method of accounting, and approximately $4.6 million of the purchase price was allocated to goodwill, $0.5 million to intangible assets and $0.5 million to fixed assets.


4.   INCOME TAXES

     Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance of approximately $20.5 million has been established for a portion of the deferred tax assets to reflect their anticipated ability to be realized.

     For the periods presented, the financial statements reflect an effective tax rate of zero, due to the utilization of net operating loss carry forwards and adjustment of the deferred tax valuation allowance.

5.   NEW ACCOUNTING STANDARDS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o Effective April 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until April 1, 2002, at which time annual and quarterly goodwill amortization of approximately $5.3 million and $1.3 million, respectively, and annual and quarterly amortization of approximately $1.0 million and $250,000 million, respectively, relating to intangible assets with indefinite lives will no longer be recognized. By March 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Management does not anticipate that the transitional valuation will result in a material reclassification between goodwill and intangible assets with definite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Stellent, Inc., is a leading provider of business content management solutions, providing browser-based Web and wireless access to content-centric business Web sites and content-supported e-business applications. Stellent's products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processes for these sites. Business and Web content from a wide variety of enterprise sources, including desktop applications, business applications, and templates, is automatically converted to output formats. These output formats, which include XML, HTML, WML, cHTML, and PDF, allow content to be viewed on the Web with just a standard browser or on a wireless device. Personalization and compatibility with corporate security models ensure that users access only the information they need. Our customers are primarily located throughout the United States and Europe.

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

     Since our inception, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $24.3 million at September 30, 2001. We anticipate that our operating expenses will increase in future quarters as we increase our international operations, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Total revenues increased by $7.6 million, or 48%, to $23.2 million for the three months ended September 30, 2001 from $15.6 million for the three months ended September 30, 2000. The increase in revenues was attributable to the internal expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners.

     Product Licenses. Revenues for product licenses increased by $5.3 million, or 41%, to $18.0 million for the three months ended September 30, 2001 from $12.7 million for the three months ended September 30, 2000. The increase in revenues for product licenses was attributable to the expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners.

     Services. Revenues for services increased by $2.3 million or 81%, to $5.2 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $2.0 million or 86%, to $4.4 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. Total cost of revenues as a percentage of total revenues was 19% for the three months ended September 30, 2001 compared to 15% for the three months ended September 30, 2000. Gross profit increased by $5.5 million, or 42%, to $18.7 million for the three months ended September 30, 2001 from $13.2 million for the three months ended September 30, 2000. Total gross profit as a percentage of total revenues was 81% for the three months ended September 30, 2001 compared to 85% for the three months ended September 30, 2000. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

     Product Licenses. Cost of revenues for product licenses remained flat at $0.8 million for the three months ended September 30, 2001 and 2000. Gross profit as a percentage of revenues for product licenses was 95% for the three months ended September 30, 2001 compared to 93% for the three months ended September 30, 2000. The increase in the gross profit as a percentage of revenues was primarily attributable to the increase in our OEM business, which typically has higher product margins, and a change in our product mix in our other non-OEM business and to certain royalty costs remaining constant while revenue has increased.

     Services. Cost of revenues for services increased by $2.0 million or 131%, to $3.6 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. Gross profit as a percentage of revenues for services was 31% for the three months ended September 30, 2001 compared to 46% for the three months ended September 30, 2000. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs, including recruiting fees, for consulting services personnel.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $5.1 million, or 77%, to $11.6 million for the three months ended September 30, 2001 from $6.5 million for the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues were 50% for the three months ended September 30, 2001 compared to 42% for the three months ended September 30, 2000. The increase in sales and marketing expense as a percentage of revenue was primarily due to increased staffing and marketing expenses for advertising and branding associated with changing our name.

     General and Administrative. General and administrative expenses increased by $0.2 million or 7%, to $2.5 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000. General and administrative expenses as a percentage of total revenues were 11% for the three months ended September 30, 2001 compared to 15% for the three months ended September 30, 2000. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues with certain expenses remaining constant.

     Research and Development. Research and development expenses increased by $1.9 million, or 73%, to $4.6 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenues were 20% for the three months ended September 30, 2001 compared to 17% for the three months ended

September 30, 2000. The increase in research and development expenses as a percentage of revenue was primarily due to increases in staffing and related costs to support product enhancements.

     Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets' estimated useful lives, of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, that will also be amoritized over their useful lives of three years. Intangible amortization and other expense was $3.5 million for the three month periods ended September 30, 2001 and 2000.

OTHER INCOME, NET

     Net interest income was $1.0 million for the three months ended September 30, 2001 compared to net interest income of $1.7 million for the three months ended September 30, 2000. Net interest income for the three months ended September 30, 2001 and 2000 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to the decrease in funds invested following the purchase of the SCD division from EBTI on July 10, 2000 as well as decreases in the interest rates earned by invested funds resulting from decreases in market interest rates.

     Investment Impairment. During the second quarter, the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $2.2 million.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

     Total revenues increased by $22.7 million, or 90%, to $47.8 million for the six months ended September 30, 2001 from $25.1 million for the six months ended September 30, 2000. The increase in revenues was attributable to the acquisition of SCD in July 2000, internal expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners.

     Product Licenses. Revenues for product licenses increased by $16.8 million, or 83%, to $37.0 million for the six months ended September 30, 2001 from $20.2 million for the six months ended September 30, 2000. The increase in revenues for product licenses was attributable to the acquisition of SCD in July 2000, the expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners.

     Services. Revenues for services increased by $5.8 million or 119%, to $10.7 million for the six months ended September 30, 2001 from $4.9 million for the six months ended September 30, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products including the acquisition of SCD in July 2000.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $4.3 million or 102%, to $8.5 million for the six months ended September 30, 2001 from $4.2 million for the six months ended September 30, 2000. Total cost of revenues as a percentage of total revenues was 18% for the six months ended September 30, 2001 compared to 17% for the six months ended September 30, 2000. Gross profit increased by $18.4 million, or 88%, to $39.3 million for the six months ended September 30, 2001 from $20.9 million for the six months ended September 30, 2000. Total gross profit as a percentage of total revenues was 82% for the six months ended September 30, 2001 compared to 83% for the six months ended September 30, 2000. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

     Product Licenses. Cost of revenues for product licenses increased by $0.4 million, or 28%, to $1.9 million for the six months ended September 30, 2001 from $1.5 million for the six months ended September 30, 2000. Gross profit as a percentage of revenues for product licenses was 95% for the six months ended September 30, 2001 compared to 93% for the six months ended September 30, 2000. The increase in the gross profit as a percentage of revenues was primarily attributable to the increase in our OEM business, which typically has higher product margins, a change in our product mix in our other non-OEM business, and certain royalty costs remaining constant while revenue has increased.

     Services. Cost of revenues for services increased by $3.9 million or 143%, to $6.6 million for the six months ended September 30, 2001 from $2.7 million for the six months ended September 30, 2000. Gross profit as a percentage of revenues for services was 39% for the six months ended September 30, 2001 compared to 45% for the six months ended September 30, 2000. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs, including recruiting fees, for consulting services personnel.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $12.1 million, or 111%, to $22.9 million for the six months ended September 30, 2001 from $10.8 million for the six months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues were 48% for the six months ended September 30, 2001 compared to 43% for the six months ended September 30, 2000. The increase in sales and marketing expense as a percentage of revenue was primarily due to increased staffing and marketing expenses for advertising and branding associated with changing our name.

     General and Administrative. General and administrative expenses increased by $1.2 million or 31%, to $4.9 million for the six months ended September 30, 2001 from $3.7 million for the six months ended September 30, 2000. General and administrative expenses as a percentage of total revenues were 10% for the six months ended September 30, 2001 compared to 15% for the six months ended September 30, 2000. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues with certain expenses remaining constant.

     Research and Development. Research and development expenses increased by $5.0 million, or 136% to $8.7 million for the six months ended September 30, 2001 from $3.7 million for the six months ended September 30, 2000. Research and development expenses as a percentage of total revenues were 18% for the six months ended September 30, 2001 compared to 15% for the six months ended September 30, 2000. The increase in research and development expenses was primarily due to the acquisition of SCD and increases in staffing and related costs to support product enhancements.

     Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and will be amortized over the assets' estimated useful lives, of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, that will also be amortized over their useful lives of three years. Intangible amortization and other expense was $6.9 million for the six month period ended September 30, 2001.

OTHER INCOME, NET

     Net interest income was $2.2 million for the six months ended September 30, 2001 compared to net interest income of $4.0 million for the six months ended September 30, 2000. Net interest income for the six months ended September 30, 2001 and 2000 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March
2000. The decrease in net interest income was primarily due to the decrease in funds invested following the purchase of the SCD division from EBTI on July 10, 2000 as well as decreases in the interest rates earned by invested funds resulting from decreases in market interest rates.

     Investment Impairment. During the second quarter, the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $2.2 million.

NET OPERATING LOSS CARRYFORWARDS

     As of March 31, 2001 we had net operating loss carryforwards of approximately $43.8 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance of approximately $20.5 million on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

     Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, revolving working capital and term loans from banking institutions, private placements and public offerings of securities. Net cash used by operating activities was $2.0 million for the six months ended September 30, 2001, compared to net cash provided by operating activities of $0.4 million for the six months ended September 30, 2000. The change in cash flow from operations is primarily due to the increases in prepaid royalties and prepaid expenses and other current assets. Our prepaid royalties increased because we entered into several software arrangements requiring up-front payments in order to lock-in royalty rates or gain access to technology in order to expand our product lines. Our prepaid expenses and other current assets increased relating primarily to prepayments that we have made for consulting services for development of next generation technology and to certain inventory purchases.

     To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the six months ended September 30, 2001 and 2000 were $2.3 million and $1.6 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

     As of September 30, 2001, we had $10.1 million in cash and equivalents, $90.7 million in marketable securities and $103.8 million in working capital. Net cash provided by financing activities was $1.6 million for the six months ended September 30, 2001 and $23.6 million for the six months ended September 30, 2000.

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

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ---------------------------        ---------------------------
SUPPLEMENTAL INFORMATION:                                 2001          2000                 2001           2000
                                                      -----------   -------------        -----------     -----------
Net loss...........................................    $(4,641)      $(11,014)             $(4,080)       $(8,025)
Add back charges:
     Amortization of intangible assets and other....     3,484          3,466                6,865          3,629
     Write-off of in-process research and
       development..................................        --         10,400                   --         10,400
     Acquisition and related costs .................        --            590                   --            590
     Investment impairment .........................     2,223             --                2,223             --
                                                      --------      ---------            ---------       --------
Total add back charges .............................     5,707         14,456                9,088         14,619
Pro forma net income before pro forma income taxes .     1,066          3,442                5,008          6,594
Pro forma income taxes .............................      (373)        (1,205)              (1,753)        (2,308)
                                                      --------      ---------            ---------       --------
Pro forma net income ...............................   $   693       $  2,237              $ 3,255        $ 4,286
                                                      ========      =========            =========       ========
Pro forma basic net income per share................   $  0.03       $   0.10              $  0.15        $  0.20
                                                      ========      =========            =========       ========
Pro forma diluted net income per share..............   $  0.03       $   0.09              $  0.14        $  0.18
                                                      ========      =========            =========       ========

Weighted average common shares outstanding - basic..    22,364         21,331               22,223         21,257
Weighted average common shares outstanding - diluted    23,617         23,555               23,685         23,168


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS AND GOODWILL AND INTANGIBLE ASSETS

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

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In September 2001, the FASB issued Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS 144). This statement supercedes SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long-lived assets to be disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.

     SFAS 144 combines the two accounting models for disposals of long-lived assets from SFAS 121 and APB 30. SFAS 144 also resolves implementation issues related to SFAS 121. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This statement is not anticipated to have a current material effect on the financial statements of the company, but could have a future financial statement effect on the company in the event that an asset impairment has occurred.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the second quarter ended September 30, 2001 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for fiscal year 2001 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

     Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly pro forma profitability. If we do not sustain our recent pro forma profitability, the market price of our stock may fall. Our ability to sustain our recent pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

WE DEPEND ON THE CONTINUED SERVICE OF OUR KEY PERSONNEL.

     We are a small company and depend greatly on the knowledge and experience of our senior management team and other key personnel. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected. We must hire additional employees to meet our business plan and alleviate the negative effect that the loss of a senior manager could have on us. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

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

OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS.

     Our products utilize interfaces that are compatible with commercial Web browsers. In addition, our Stellent Content Management System is a server-based system written in Java that functions in both Windows NT and UNIX environments. We must continually modify our products to conform to commercial Web browsers and operating systems. If our products were to become incompatible with commercial Web browsers and operating systems, our business would be harmed. In addition, uncertainty related to the timing and nature of product introductions or modifications by vendors of Web browsers and operating systems may have a material adverse effect on our business, operating results and financial condition.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

     Robert F. Olson, our Chairman, holds approximately 10.5% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of Stellent. Additionally, our directors and executive officers beneficially own approximately 10.7% of our common stock. These persons have significant influence over Stellent's affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of Stellent, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

WE CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

     Our Articles of Incorporation permit us to establish the rights, privileges, preferences and restrictions, including voting rights, of unissued shares of our capital stock and to issue such shares without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of Stellent, depriving shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

CERTAIN PROVISIONS OF MINNESOTA LAW MAY MAKE A TAKEOVER OF STELLENT DIFFICULT, DEPRIVING SHAREHOLDERS OF OPPORTUNITIES TO SELL SHARES AT ABOVE-MARKET PRICES.

     Certain provisions of Minnesota law may have the effect of discouraging attempts to acquire Stellent without the approval of our Board of Directors. Consequently, our shareholders may lose opportunities to sell their stock for a price in excess of the prevailing market price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through September 30, 2001, changes in these rates have not had a material effect on the Company, and the Company does not anticipate that future exposure to interest rate market risk will be material.

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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On August 29, 2001, the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.


       PROPOSAL                                                  IN FAVOR              WITHHELD           AGAINST
       --------                                                  ----------            ---------          --------
1.     Election of Directors:
       Robert F. Olson                                           16,994,770            3,048,498             --
       Vernon J. Hanzlik                                         16,990,170            3,053,098             --
       Michael W. Ferro, Jr.                                     19,856,480              186,788             --
       Kenneth H. Holec                                          19,856,680              186,588             --
       Steven C. Waldron                                         19,856,580              186,688             --

2.     Approve the amendment and restatement of the
       2000 Stock Incentive Plan to increase the aggregate
       number of shares of common stock authorized to be
       issued thereunder from 2,000,000 to 3,100,000 shares.     10,809,563               25,594         9,208,111

3.     Ratification   of  the   appointment  of  Grant
       Thornton  LLP as  independent  auditors for the
       Company for fiscal year March 31, 2001.                   19,943,303                1,579            98,386


PART II. OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
(A.)      EXHIBITS

                                  EXHIBIT INDEX


    FILE       DESCRIPTION                                REFERENCE
   -------     ------------                               ---------
     3.1       Amended and Restated Articles of           Incorporated by reference to Exhibit 3.1
               Incorporation, as amended                  of the Registrant's Form 8-K dated August 29, 2001


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


     4.7       Warrant to purchase 225,000 shares of      Incorporated by reference to Exhibit 4.7 of the
               common stock to Merrill, Lynch, Pierce,    Registrant's Form 10-K for the year ended
               Fenner & Smith dated February 22, 2000     March 31, 2001.


    10.4       Stellent, Inc. 1994-1997 Stock Option      Incorporated by reference to Exhibit A of
               and Compensation Plan*                     the Registrant's Definitive Proxy
                                                          Statement Schedule 14A, filed with the
                                                          Securities and Exchange Commission July 28, 1998


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


   10.31       Stellent, Inc. 1999 Employee               Incorporated by reference to Exhibit
               Stock Option and compensation plan         10.31 of the Registrant's Form 10-Q for
                                                          the three months ended September 30, 1999


   10.32       Agreement and Plan of Merger among         Incorporated by reference to Exhibit 2 to
               Stellent, Inc., IntraNet Chicago           the Registrant's Current Report on Form 8-K
               Acquisition Corporation, IntraNet Kansas   dated July 10, 2000
               City Acquisition Corporation, Inso
               Chicago Corporation, Inso Kansas City
               Corporation and Inso Corporation, dated
               as of July 10, 2000


   10.33       Stellent, Inc. 2000 Stock Incentive        Incorporated by reference to Exhibit B to
               Plan*                                      the Registrant's Definitive Proxy
                                                          statement on Schedule 14A, filed with the
                                                          Securities and Exchange Commission on
                                                          July 25, 2000


   10.34       Amended and Restated 2000 Employee         Electronic transmission
               Stock Plan


   10.35       Stellent, Inc. 1997 Directors Stock        Incorporated by reference to Exhibit B of
               Option Plan*                               the Registrant's Definitive Proxy
                                                          Statement Schedule 14A, filed with the
                                                          Securities and Exchange Commission July 28,
                                                          1998


   10.36       Stellent, Inc. Employee Stock Purchase     Incorporated by reference to Exhibit A of
               Plan*                                      the Registrant's Definitive Proxy
                                                          Statement filed with the Securities and
                                                          Exchange Commission July 29, 1999


                                  EXHIBIT INDEX


  FILE         DESCRIPTION                                REFERENCE
 -------       ------------                               ---------

  10.37        Employment Agreement Dated April 1, 2001   Incorporated by reference to Exhibit
               by and between the Registrant and          10.37 of the Registrant's Form 10-Q for
               Gregg A. Waldon*                           the quarter ended June 30, 2001


  10.38        Employment Agreement Dated October 1,      Electronic Transmission
               2001 by and between the Registrant and
               Vernon J. Hanzlik*


  10.39        Employment Agreement Dated May 10, 2001    Electronic Transmission
               by and between the Registrant and
               Scott Norder*


  10.40        Employment Agreement Dated June 14, 2000   Electronic Transmission
               by and between the Registrant and
               Robin Pederson*


  10.41        Employment Agreement Dated April 1, 2001   Electronic Transmission
               by and between the Registrant and
               Daniel Ryan*


  10.42        Employment Agreement Dated March 9, 2001   Electronic Transmission
               by and between the Registrant and
               Mitch Berg*


  11.1         Computation of earnings per share          Electronic transmission

----------

* Management contract, compensation plan or arrangement.

(B)  REPORTS ON FORM 8-K

     A current report on Form 8-K was filed, dated August 29, 2001, relating to the change in the name of the Company from IntraNet Solutions, Inc. to Stellent, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Stellent, Inc.
                              -------------------------
                              (Registrant)


Date: November 14, 2001       By:  /s/ Vern Hanzlik
                                   --------------------------------------------
                                   Vern Hanzlik,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  November 14, 2001      By:  /s/ Gregg A. Waldon
                                   --------------------------------------------
                                   Gregg A. Waldon
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                    EXHIBITS

FILE         DESCRIPTION                                  REFERENCE

 3.1         Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
             Incorporation, as amended                    of the Registrant's Form 8K dated August 29, 2001


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




 4.7         Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7 of the Registrant's
             common stock to Merrill, Lynch, Pierce,      Form 10-K for the year ended March 31, 2001.
             Fenner & Smith dated February 22, 2000

10.4         Stellent, Inc. 1994-1997 Stock Option        Incorporated by reference to Exhibit A of the Registrant's
             and Compensation Plan*                       Definitive Proxy Statement Schedule 14A, filed with the
                                                          Securities and Exchange Commission July 28, 1998




10.20        Stock Purchase Warrant Agreement dated       Incorporated by reference to Exhibit 10.20 of the Registrant's
             December 20, 1996, by and between the        Form 10-KSB for the fiscal year ended March 31, 1997
             Registrant and Rita M. Olson


10.28        InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1 of the Registrant's
             as amended September 29, 1999                statement on Form S-8, File No. 333-90843

10.29        InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2 of the Registrant's
             as amended September 29, 1999                statement on Form S-8, File No. 333-90843


10.30        Employment Agreement Dated August 1, 1999,   Incorporated by reference to Exhibit 10.30 of the Registrant's
             by and between the Registrant and            Form 10-Q for the quarter ended September 30, 1999
             Robert F. Olson*


10.31        Stellent, Inc. 1999 Employee                 Incorporated by reference to Exhibit 10.31 of the Registrant's
             Stock Option and compensation plan           Form 10-Q for the three months ended September 30, 1999

10.32        Agreement and Plan of Merger among           Incorporated by reference to Exhibit 2 to the Registrant's
             Stellent, Inc., IntraNet Chicago             Current Report on Form 8-K dated July 10, 2000
             Acquisition Corporation, IntraNet Kansas
             City Acquisition Corporation, Inso
             Chicago Corporation, Inso Kansas City
             Corporation and Inso Corporation, dated
             as of July 10, 2000

10.33        Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to the Registrant's
                                                          Definitive Proxy statement on Schedule 14A, filed with the
                                                          Securities and Exchange Commission on July 25, 2000

10.34        Amended and Restated 2000 Employee           Electronic transmission
             Stock Plan


10.35        Stellent, Inc. 1997 Directors Stock          Incorporated by reference to Exhibit B of the Registrant's
             Option Plan*                                 Definitive Proxy Statement Schedule 14A, filed with the
                                                          Securities and Exchange Commission July 28, 1998

10.36        Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of the Registrant's
             Plan*                                        Definitive Proxy Statement filed with the Securities and
                                                          Exchange Commission July 29, 1999


FILE         DESCRIPTION                                  REFERENCE

10.37        Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit 10.37 of the Registrant's
             by and between the Registrant and Gregg      Form 10-Q for the quarter ended June 30, 2001
             A. Waldon*

10.38        Employment Agreement Dated October 1, 2001   Electronic Transmission
             by and between the Registrant and
             Vernon J. Hanzlik*

10.39        Employment Agreement Dated May 10, 2001      Electronic Transmission
             by and between the Registrant and
             Scott Norder*

10.40        Employment Agreement Dated June 14, 2000     Electronic Transmission
             by and between the Registrant and
             Robin Pederson*

10.41        Employment Agreement Dated April 1, 2001     Electronic Transmission
             by and between the Registrant and
             Daniel Ryan*

10.42        Employment Agreement Dated March 9, 2001     Electronic Transmission
             by and between the Registrant and
             Mitch Berg*

 11.1        Computation of earnings per share            Electronic transmission
