Form 10-Q
period 2001-12-31
STELLENT INC
filed 2002-02-14
CIK 867347

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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


                                 (952) 903-2000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,422,042 shares as of February 4, 2002.


================================================================================

                                     INDEX

                                 STELLENT, INC.





        PART I.  FINANCIAL INFORMATION                                                                               PAGE
                                                                                                                     ----
        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets - December 31, 2001 and March 31, 2001.........................3

                  Condensed Consolidated Statements of Operations - Three and
                  nine months ended December 31, 2001 and 2000.........................................................4

                  Condensed Consolidated Statements of Cash Flows - Nine months ended December 31, 2001 and 2000.....................................................................5

                  Notes to Condensed Consolidated Financial Statements.................................................6

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.....................................................9

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................22


        PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K....................................................................23


        SIGNATURES....................................................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 DECEMBER 31,        MARCH 31,
                                                                     2001               2001
                                                               ----------------   ----------------
ASSETS
Current assets:
  Cash and cash equivalents .................................  $        12,307    $        14,355
  Short-term marketable securities...........................           67,041             81,262
  Accounts receivable, net...................................           27,649             21,403
  Prepaid royalties..........................................            3,088              2,231
  Prepaid expenses, notes and other..........................           11,077              3,468
                                                               ---------------    ---------------
Total current assets.........................................          121,162            122,719

Long-term marketable securities..............................           14,842             10,893
Property and equipment, net..................................            6,398              4,051
Prepaid royalties, net of current............................            3,385              2,074
Other intangible assets, net.................................           26,148             31,118
Deferred income taxes........................................            6,410              4,894
Investments in and notes with other companies................            8,273              5,571
Other........................................................            1,866                266
                                                               ---------------    ---------------

Total assets.................................................  $       188,484    $       181,586
                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $         2,375    $         1,380
  Deferred revenues..........................................            6,150              5,942
  Commissions payable........................................            2,434              2,226
  Accrued expenses and other.................................            3,697              3,951
                                                               ---------------    ---------------

Total current liabilities....................................           14,656             13,499

Deferred revenue, net of current portion.....................              245                606
Other........................................................              887                 37
                                                               ---------------    ---------------

Total liabilities............................................           15,788             14,142
                                                               ---------------    ---------------

Shareholders' equity
  Common stock, 22,400 and 21,984 shares issued and
    outstanding, respectively................................              224                220
  Additional paid-in capital.................................          195,687            187,512
  Accumulated deficit........................................          (25,085)           (20,204)
  Accumulated other comprehensive income (loss)..............            1,870                (84)
                                                               ---------------    ---------------

  Total shareholders' equity.................................          172,696            167,444
                                                               ---------------    ---------------

Total liabilities and shareholders' equity...................  $       188,484    $       181,586
                                                               ===============    ===============






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

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                             --------------------------    -------------------------
                                                  2001          2000           2001          2000
                                             ------------   -----------    -----------   -----------
Revenues:
  Product licenses........................   $    21,563    $   15,903     $   58,603    $   36,097
  Services................................         5,005         3,633         15,731         8,523
                                             ------------   -----------    -----------   -----------
Total revenues............................        26,568        19,536         74,334        44,620
                                             ------------   -----------    -----------   -----------

Cost of revenues:
  Product licenses........................         1,569         1,131          3,487         2,630
  Services................................         3,463         1,938         10,034         4,647
                                             ------------   -----------    -----------   -----------
Total cost of revenues....................         5,032         3,069         13,521         7,277
                                             ------------   -----------    -----------   -----------

Gross profit..............................        21,536        16,467         60,813        37,343
                                             ------------   -----------    -----------   -----------

Operating expenses:
  Sales and marketing.....................        12,827         8,564         35,682        19,365
  General and administrative..............         2,603         2,588          7,510         6,332
  Research and development................         4,211         2,783         12,957         6,489
  Acquisition and related costs...........            --           185             --           775
  Amortization of acquired intangible
    assets and other......................         3,395         3,381         10,260         7,010
  Write-off of in-process research and
    development...........................            --            --             --        10,400
                                             ------------   -----------    -----------   -----------
Total operating expenses..................        23,036        17,501         66,409        50,371
                                             ------------   -----------    -----------   -----------

Loss from operations......................        (1,500)       (1,034)        (5,596)      (13,028)

Other:
  Interest income, net....................           699         1,577          2,938         5,546
  Investment impairment...................            --          (400)        (2,223)         (400)
                                             ------------   -----------    -----------   -----------

Net income/(loss).........................   $      (801)   $      143     $   (4,881)   $   (7,882)
                                             ============   ===========    ===========   ===========

Net income/(loss) per common share - Basic   $     (0.04)   $     0.01     $    (0.22)   $    (0.37)
Net income/(loss) per common share -
Diluted...................................   $     (0.04)   $     0.01     $    (0.22)   $    (0.37)

Weighted average common shares outstanding
  - Basic.................................        22,336        21,552         22,260        21,359
Weighted average common shares outstanding
  - Diluted...............................        22,336        23,849         22,260        21,359






                             See accompanying notes.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                    2001          2000
                                                                                 -----------   -----------
OPERATING ACTIVITIES:
   Net loss................................................................        $ (4,881)   $ (7,882)
   Adjustments to reconcile net loss to cash provided by/(used in)
     operating activities:
     Depreciation and amortization.........................................           1,171       1,154
     Amortization of intangible assets and other...........................          10,260       7,010
     Write-off of in-process research and development .....................              --      10,400
     Investment impairment.................................................           2,223          --
     Other.................................................................              --      (1,740)
  Tax benefit from employee stock option exercises.........................           1,516       1,750

  Changes in operating assets and liabilities, net of amounts acquired:
   Accounts receivable.....................................................          (6,246)     (7,506)
   Prepaid expenses and other current assets...............................          (6,788)     (1,345)
   Accounts payable and other liabilities .................................           1,845      (2,569)
   Accrued liabilities ....................................................            (165)      2,391
   Deferred revenue........................................................            (153)       (640)
   Accrued commissions.....................................................             208       1,082
   Income taxes payable ...................................................          (1,516)     (1,750)
                                                                                   --------    --------
   Net cash flows provided by (used in) operating activities...............          (2,526)        355
                                                                                   --------    --------

INVESTING ACTIVITIES:
   Purchases and maturities of marketable securities, net..................          10,272      32,526
   Purchases of fixed assets...............................................          (2,965)     (1,760)
   Acquisitions, net of cash acquired .....................................            (100)    (54,521)
   Purchases of investments in and notes with other companies..............          (6,555)     (1,735)
   Other...................................................................          (1,336)     (1,021)
                                                                                   --------    --------
   Net cash flows used in investing activities.............................            (684)    (26,511)
                                                                                   --------    --------

FINANCING ACTIVITIES:
   Issuance of common stock, net of offering expenses......................              --      22,708
   Proceeds from exercise of stock options and warrants....................           3,326       2,691
   Purchase of common stock................................................          (2,578)         --
   Other...................................................................             455        (175)
                                                                                   --------    --------
   Net cash flows provided by financing activities.........................           1,203      25,224
                                                                                   --------    --------

Cumulative effect of foreign currency translation adjustment...............             (41)         --
                                                                                   --------    --------
Net decrease in cash.......................................................          (2,048)       (932)
Cash and equivalents, beginning of period..................................          14,355       8,859
                                                                                   --------    --------
Cash and equivalents, end of period........................................        $ 12,307    $  7,927
                                                                                   ========    ========
Non-cash financing activity - Issuance of common stock for acquisition.....        $  5,496    $     --
Non-cash investing activity - Unrealized gain on investment................        $  1,870    $     --


                             See accompanying notes.

                                 STELLENT, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF THE BUSINESS

     Stellent, Inc., (formerly IntraNet Solutions, Inc.) is a leading provider of business content management solutions, providing browser-based Web and wireless access to content-centric business Web sites and content-supported e-business applications. Stellent's products enable customers to rapidly deploy business Web sites by automating the content contribution, editing, management, and publishing processors for these sites.

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001 and March 31, 2001 and the results of operations for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results for the full year.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition: The Company derives all of its revenues from licenses of our software products and related services. Product license revenue is recognized when evidence of a purchase arrangement exists, the product has been shipped and accepted by the customer, the fee is determinable and collectible, and no significant obligations remain related to implementation. Revenues for services consist of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and fixed price schedule. Our clients typically purchase annual maintenance agreements, and we price maintenance agreements based on a percentage of the product license fee. Clients purchasing maintenance agreements receive product upgrades. Web-based technical support and telephone hot-line support. We recognize revenues from maintenance agreements ratably over the term of the agreement, typically one year.

     Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

     Short-term Marketable Securities: Investments in debt securities with a remaining maturity of three months to one year are classified as short-term marketable securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The book value of the investments approximates their estimated market value. As of December 31, 2001 the Company's investments were in commercial paper and U.S. Government Agency securities. All investments are held to maturity.

     Reclassifications: Certain reclassifications have been made to the consolidated statements of cash flows for the nine month period ending December 31, 2000 to conform with the presentation used at December 31, 2001. Certain reclassifications have been made to the March 31, 2001 consolidated balance sheet to conform with the presentation at December 31, 2001. The reclassifications had no effect on total assets, total liabilities or stockholders equity as previously reported.

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


4.   INCOME TAXES

     Deferred income taxes reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance of approximately $20.7 million has been established for a portion of the deferred tax asset to reflect its anticipated ability to be realized.

For the periods presented, the financial statements reflect an effective tax rate of zero, due to the utilization of net operating loss carry forwards and adjustment of the deferred tax valuation allowance.

5.   INVESTMENTS IN OTHER COMPANIES

        We hold investments in eight non-public start-up technology companies, owning approximately 5% to 12% of these companies, and in one public technology company listed on Nasdaq, Active IQ, in which we own 8.5%. These investments are all accounted for using the cost method of accounting. Investments in these companies are made with the intention of giving us opportunities to have new technologies developed for us or to give us leverage into certain vertical markets that we may not otherwise be able to obtain on our own. The totals of all these investments at December 31, 2001 are approximately $6.4 million. Because we have an investment in a publicly traded company, we adjust our investment value of this company up or down depending upon its current value at the end of a quarter based upon the price per share as listed on Nasdaq. At December 31, 2001, the market value of our equity in Active IQ was approximately $1.9 million more than our investment value of $1.2 million. The offsetting amount does not effect our condensed consolidated statements of operations but is shown as "accumulated other comprehensive income (loss)" in the shareholders' equity section on the condensed consolidated balance sheet. During the three months ended December 31, 2001, the Company recognized license revenue of $1.5 million with Active IQ, as we licensed our technology to them for use in certain ASP vertical markets. At December 31, 2001, we had an accounts receivable balance from Active IQ of $1.0 million. We believe that the terms of this arrangement are comparable to those given to other companies. Our initial investment in Active IQ was made in the quarter ended December 31, 1999, with subsequent investments made through December 31, 2000. No officers or directors of the Company have an ownership or other financial interest in Active IQ. Revenue recognized for the nine months ended December 31, 2001 from our other related parties was approximately $0.175 million in the quarter ended June 30, 2001 and $0.225 million in the quarter ended September 30, 2001, of which all amounts have been collected.

6.   NOTE RECEIVABLE

        In December 2001, we entered into a note receivable transaction with one of our partners for $3.5 million. This note was 100% collateralized by all of the assets of the partner and by an unaffiliated accredited investor. We have received payment of $0.5 million and expect collection of the remaining balance in the near term.

7.   NEW ACCOUNTING STANDARDS

BUSINESS COMBINATIONS AND GOODWILL AND INTANGIBLE ASSETS

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

        The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until April 1, 2002,at which time annual and quarterly goodwill amortization of approximately $5.3 million and $1.3 million, respectively, and annual and quarterly amortization of approximately $1.0 million and $0.25 million, respectively, relating to intangible assets with indefinite lives will no longer be recognized. By March 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Management does not anticipate that the transitional valuation will result in a material reclassification between goodwill and intangible assets with definite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

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

     Since our inception, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $25.1 million at

December 31, 2001. We anticipate that our operating expenses will increase in future quarters as we increase our international operations, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and improve operational and financial systems. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth or profitability.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

     Total revenues increased by $7.1 million, or 36%, to $26.6 million for the three months ended December 31, 2001 from $19.5 million for the three months ended December 31, 2000. The increase in revenues was attributable to the organic expansion of our customer base, increased sales to existing customers both from our direct sales force and through our partners, and an increase in the number of large enterprise transactions during the quarter.

     Product Licenses. Revenues for product licenses increased by $5.7 million, or 36%, to $21.6 million for the three months ended December 31, 2001 from $15.9 million for the three months ended December 31, 2000. The increase in revenues for product licenses was attributable to the expansion of our customer base, increased sales to existing customers both from our direct sales force and through our partners and an increase in the number of large enterprise transactions during the quarter.

     Services. Revenues for services increased by $1.4 million or 39%, to $5.0 million for the three months ended December 31, 2001 from $3.6 million for the three months ended December 31, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $1.9 million or 64%, to $5.0 million for the three months ended December 31, 2001 from $3.1 million for the three months ended December 31, 2000. Total cost of revenues as a percentage of total revenues was 19% for the three months ended December 31, 2001 compared to 16% for the three months ended December 31, 2000. Gross profit increased by $5.0 million, or 31%, to $21.5 million for the three months ended December 31, 2001 from $16.5 million for the three months ended December 31, 2000. Total gross profit as a percentage of total revenues was 81% for the three months ended December 31, 2001 compared to 84% for the three months ended December 31, 2000. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services. The percentage decrease in gross profit as a percentage of revenues was primarily due to a decrease in gross profit as a percentage of revenue in our services.

     Product Licenses. Cost of revenues for product licenses increased $0.5 million for the three months ended December 31, 2001 to $1.6 million from $1.1 for the three months ended December 31, 2000. Gross profit as a percentage of revenues for product licenses remained consistent at 93% for the three months ended December 31, 2001 and 2000.

     Services. Cost of revenues for services increased by $1.6 million or 79%, to $3.5 million for the three months ended December 31, 2001 from $1.9 million for the three months ended December 31, 2000. Gross profit as a percentage of revenues for services was 31% for the three months ended December 31, 2001 compared to 47% for the three months ended December 31, 2000. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs for consulting services personnel associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $4.2 million, or 50%, to $12.8 million for the three months ended December 31, 2001 from $8.6 million for the three months ended December 31, 2000. Sales and marketing expenses as a percentage of total revenues were 48% for the three months ended December 31, 2001 compared to 44% for the three months ended December 31, 2000. The increase in sales and marketing expense as a percentage of revenue was primarily due to increased staffing and marketing expenses for advertising and branding associated with changing our name.

     General and Administrative. General and administrative expenses remained flat at $2.6 million for the three months ended December 31, 2001 and 2000. General and administrative expenses as a percentage of total revenues were 10% for the three months ended December 31, 2001 compared to 13% for the three months ended December 31, 2000. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues with certain expenses remaining constant as well as a reduced rate of increase to our provision for doubtful accounts.

     Research and Development. Research and development expenses increased by $1.4 million, or 51%, to $4.2 million for the three months ended December 31, 2001 from $2.8 million for the three months ended December 31, 2000. Research and development expenses as a percentage of total revenues were 16% for the three months ended December 31, 2001 compared to 14% for the three months ended December 31, 2000. The increase in research and development expenses as a percentage of revenue was primarily due to increases in staffing and related costs to support product enhancements.

     Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $3.4 million for the three month periods ended December 31, 2001 and 2000. See the discussion in the notes to the condensed consolidated financial statements regarding the adoption of new accounting pronouncements involving the amortization of intangible assets.

OTHER INCOME, NET

     Net interest income was $0.7 million for the three months ended December 31, 2001 compared to net interest income of $1.6 million for the three months ended December 31, 2000. Net interest income for the three months ended December 31, 2001 and 2000 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to the decrease in funds invested following the purchase of the SCD division from EBTI on July 10, 2000 as well as decreases in the interest rates earned by invested funds resulting from decreases in market interest rates.

     Investment Impairment. During the quarter ended December 31, 2000, the Company determined that a permanent decline in the value of an investment in another company had occurred due to the poor financial performance and cash flow of the company. As a result, the Company recorded a write-down on the investment in the company of approximately $0.4 million.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

REVENUES

     Total revenues increased by $29.7 million, or 67%, to $74.3 million for the nine months ended December 31, 2001 from $44.6 million for the nine months ended December 31, 2000. The increase in revenues was attributable to the acquisition of SCD in July 2000, organic expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners and an increase in the number of large enterprise transactions during the current fiscal year.

     Product Licenses. Revenues for product licenses increased by $22.5 million, or 62%, to $58.6 million for the nine months ended December 31, 2001 from $36.1 million for the nine months ended December 31, 2000. The increase in revenues for product licenses was attributable to the acquisition of SCD in July 2000, the expansion of our customer base and increased sales to existing customers both from our direct sales force and through our partners and an increase in the number of large enterprise transactions during the current fiscal year.

     Services. Revenues for services increased by $7.2 million or 85%, to $15.7 million for the nine months ended December 31, 2001 from $8.5 million for the nine months ended December 31, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products including the acquisition of SCD in July 2000.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $6.2 million or 86%, to $13.5 million for the nine months ended December 31, 2001 from $7.3 million for the nine months ended December 31, 2000. Total cost of revenues as a percentage of total revenues was 18% for the nine months ended December 31, 2001 compared to 16% for the nine months ended December 31, 2000. Gross profit increased by $23.5 million, or 63%, to $60.8 million for the nine months ended December 31, 2001 from $37.3 million for the nine months ended December 31, 2000. Total gross profit as a percentage of total revenues was 82% for the nine months ended December 31, 2001 compared to 84% for the nine months ended December 31, 2000. The increase in gross profit dollars was primarily due to increased revenues for product licenses and services.

     Product Licenses. Cost of revenues for product licenses increased by $0.9 million, or 33%, to $3.5 million for the nine months ended December 31, 2001 from $2.6 million for the nine months ended December 31, 2000. Gross profit as a percentage of revenues for product licenses was 94% for the nine months ended December 31, 2001 compared to 93% for the nine months ended December 31, 2000. The increase in the gross profit as a percentage of revenues was primarily attributable to certain royalty costs remaining constant while revenue has increased.

     Services. Cost of revenues for services increased by $5.4 million or 116%, to $10.0 million for the nine months ended December 31, 2001 from $4.6 million for the nine months ended December 31, 2000. Gross profit as a percentage of revenues for services was 36% for the nine months ended December 31, 2001 compared to 45% for the nine months ended December 31, 2000. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs for consulting services personnel associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $16.3 million, or 84%, to $35.7 million for the nine months ended December 31, 2001 from $19.4 million for the nine months ended December 31, 2000. Sales and marketing expenses as a percentage of total revenues were 48% for the nine months ended December 31, 2001 compared to 43% for the nine months ended December 31, 2000. The increase in sales and marketing expense as a percentage of revenue was primarily due to increased staffing and marketing expenses for advertising and branding associated with changing our name.

     General and Administrative. General and administrative expenses increased by $1.2 million or 19%, to $7.5 million for the nine months ended December 31, 2001 from $6.3 million for the nine months ended December 31, 2000. General and administrative expenses as a percentage of total revenues were 10% for the nine months ended December 31, 2001 compared to 14% for the nine months ended December 31, 2000. General and administrative expenses decreased as a percentage of revenues due primarily to an increase in total revenues with certain expenses remaining constant as well as a reduced rate of increase to our provision for doubtful accounts.

     Research and Development. Research and development expenses increased by $6.5 million, or 100% to $13.0 million for the nine months ended December 31, 2001 from $6.5 million for the nine months ended December 31, 2000. Research and development expenses as a percentage of total revenues were 17% for the nine months ended December 31, 2001 compared to 15% for the nine months ended December 31, 2000. The increase in research and development expenses was primarily due to the acquisition of SCD and increases in staffing and related costs to support product enhancements.

     Purchased In-process Research and Development and Acquisition-Related Charges. In connection with our acquisitions, primarily SCD, we incurred certain costs. A portion of the purchase price, $10.4 million, was allocated to in-process research and development and was expensed.

     Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives, of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $10.3 million for the nine month period ended December 31, 2001.

OTHER INCOME, NET

     Net interest income was $2.9 million for the nine months ended December 31, 2001 compared to net interest income of $5.5 million for the nine months ended December 31, 2000. Net interest income for the nine months ended December 31, 2001 and 2000 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to the decrease in funds invested following the purchase of the SCD division from EBTI on July 10, 2000 as well as decreases in the interest rates earned by invested funds resulting from decreases in market interest rates.

     Investment Impairment. During the quarter ended September 30, 2001 and the quarter ended December 31, 2000, the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $2.2 million and $0.4 million for the nine months ended December 31, 2001 and 2000, respectively.

NET OPERATING LOSS CARRYFORWARDS

     As of March 31, 2001 we had net operating loss carryforwards of approximately $43.8 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance of approximately $18.5 million on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

     Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used by operating activities was $2.5 million for the nine months ended December 31, 2001, compared to net cash provided by operating activities of $0.4 million for the nine months ended December 31, 2000. The change in cash flow from operations is primarily due to the increases in accounts receivable, prepaid royalties and prepaid expenses and other current assets. Accounts receivable have increased with increasing revenues. Our prepaid royalties increased because we entered into several software arrangements requiring up-front payments in order to lock-in royalty rates or gain access to technology in order to expand our product lines. Our prepaid expenses, notes and other increased relating primarily to prepayments that we have made for consulting services for development of next generation technology, issuance of a note and inventory purchases.

     To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the nine months ended December 31, 2001 and 2000 were $3.0 million and $1.8 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

     As of December 31, 2001, we had $ 12.3 million in cash and equivalents, $81.9 million in marketable securities and $106.5 million in working capital. Net cash provided by financing activities was $1.2 million for the nine months ended December 31, 2001 and $25.2 million for the nine months ended December 31, 2000. In the nine months ended December 31, 2001 we used approximately $2.6 million in cash to repurchase 181,000 of our shares on the open market.

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

RELATED PARTY TRANSACTIONS

        We hold investments in eight non-public start-up technology companies, owning approximately 5% to 12% of these companies, and in one public technology company listed on Nasdaq, Active IQ, in which we own 8.5%. These investments are all accounted for using the cost method of accounting. Investments in these companies are made with the intention of giving us opportunities to have new technologies developed for us or to give us leverage into certain vertical markets that we may not otherwise be able to obtain on our own. The totals of all these investments at December 31, 2001 are approximately $6.4 million. Because we have an investment in a publicly traded company, we adjust our investment value of this company up or down depending upon its current value at the end of a quarter based upon the price per share as listed on Nasdaq. At December 31, 2001, the market value of our equity in Active IQ was approximately $1.9 million more than our investment value of $1.2 million. The offsetting amount does not effect our condensed consolidated statements of operations but is shown as "accumulated other comprehensive income (loss)" in the shareholders' equity section on the condensed consolidated balance sheet. During the three months ended December 31, 2001, the Company recognized license revenue of $1.5 million with Active IQ, as we licensed our technology to them for use in certain ASP vertical markets. At December 31, 2001, we had an accounts receivable balance from Active IQ of $1.0 million. We believe that the terms of this arrangement are comparable to those given to other companies. Our initial investment in Active IQ was made in the quarter ended December 31, 1999, with subsequent investments made through December 31, 2000. No officers or directors of the Company have an ownership or other financial interest in Active IQ. Revenue recognized for the nine months ended December 31, 2001 from our other related parties was approximately $0.175 million in the quarter ended June 30, 2001 and $0.225 million in the quarter ended September 30, 2001, of which all amounts have been collected.

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



                                 STELLENT, INC.
                       PRO FORMA SUPPLEMENTAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                              --------------------------   ---------------------------
SUPPLEMENTAL INFORMATION:                         2001           2000           2001           2000
                                              -----------   ------------   ------------    -----------
Net income (loss)..........................   $     (801)   $       143    $    (4,881)    $   (7,882)
Add back charges:
  Amortization of acquired intangible
    assets and other.......................        3,395          3,381         10,260          7,010
  Write-off of in-process research and
    development............................           --             --             --         10,400
  Acquisition and related costs............           --            185             --            775
  Investment impairment ...................           --            400          2,223            400
                                              -----------   ------------   ------------    -----------
Total add back charges.....................        3,395          3,966         12,483         18,585
                                              -----------   ------------   ------------    -----------
Pro forma net income before pro forma
   income taxes............................        2,594          4,109          7,602         10,703
Pro forma income taxes.....................         (908)        (1,438)        (2,661)        (3,746)
                                              -----------   ------------   ------------    -----------
Pro forma net income.......................   $    1,686    $     2,671    $     4,941     $    6,957
                                              ===========   ============   ============    ===========

Pro forma basic net income per share.......   $     0.08    $      0.12    $      0.22     $     0.33

Pro forma diluted net income per share.....   $     0.07    $      0.11    $      0.21     $     0.30

Weighted average common shares outstanding
  - Basic..................................       22,336         21,552         22,260         21,359
Weighted average common shares outstanding
  - Diluted................................       23,864         23,849         23,745         23,499


The accompanying supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States.

Pro forma net income per share is computed using the weighted average number of shares of Common Stock outstanding. The Company has included the dilutive effect of options and warrants for common stock as calculated using the treasury stock method.

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

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the third quarter ended December 31, 2001 contains certain forward looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below and set forth in the Company's Annual Report on Form 10-K for fiscal year 2001 ("Form 10-K") under the caption "Risk Factors." Readers of this Form 10-Q should consider carefully the factors listed below and under the caption "Risk Factors" in the Company's Form 10-K, as well as the other information and data contained in this Form 10-Q. The Company cautions the reader, however, that such list of factors under the caption "Risk Factors" in the Company's Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the Company's control, could have a material adverse effect on the Company and its results of operations. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder and under the caption "Risk Factors" in the Company's Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE AND DISTRIBUTION CHANNELS.

     To increase our market share and revenues, we must increase the size of our sales force and the number of our partners. Our failure to do so may have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts, if any, among our sales force and partners.


POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT'S ATTENTION.

     We may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of acquired businesses or products may divert management time and resources from our existing business and operations. To finance acquisitions, we may use a substantial portion of our available cash or we may issue additional securities, which would cause ownership dilution to our shareholders.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT, CONVERSION AND VIEWING SOFTWARE PRODUCTS FOR OUR REVENUES.

     We currently derive all of our revenues from product licenses and services associated with our suite of content management, conversion and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

     Robert F. Olson, our Chairman, holds approximately 9.8% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over the affairs of Stellent. Additionally, our directors and executive officers beneficially own approximately 10.0% of our common stock. These persons have significant influence over Stellent's affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of Stellent, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through December 31, 2001, changes in these rates have had a significant effect on the Company. Interest rates earned on invested funds have fallen by over 50% since December 2000. The Company believes that there may be future exposure to interest rate market risk.

     Our investments are held in commercial paper which are affected by equity price market risk and other factors. The Company does not anticipate that exposure to these risks will have a material impact on the Company, due to the nature of its investments.

     The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. Many transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to market risk is not material.

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

     3.2       Bylaws                                     Incorporated by reference to Exhibit 4.2 of
                                                          the Registrant's Registration Statement on Form S-8,
                                                          File No. 333-75828.

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

   10.34       Stellent, Inc. 2000 Employee               Incorporated by reference to Exhibit 99 of the
               Stock Incentive Plan                       Registrant's Registration Statement on Form S-8,
                                                          File No. 333-75828.

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

   10.37       Employment Agreement Dated April 1,        Incorporated by reference to Exhibit 10.37
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Gregg A. Waldon*                       ended June 30, 2001

   10.38       Employment Agreement Dated October 1,      Incorporated by reference to Exhibit 10.38
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Vernon J. Hanzlik*                     ended September 30, 2001

   10.39       Employment Agreement Dated May 10,         Incorporated by reference to Exhibit 10.39
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Scott Norder*                          ended September 30, 2001

   10.40       Employment Agreement Dated June 14,        Incorporated by reference to Exhibit 10.40
               2000 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Robin Pederson*                        ended September 30, 2001

   10.41       Employment Agreement Dated April 1,        Incorporated by reference to Exhibit 10.41
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Daniel Ryan*                           ended September 30, 2001

   10.42       Employment Agreement Dated March 9,        Incorporated by reference to Exhibit 10.42
               2001 by and between the Registrant         Form of the Registrant's Form 10-Q for the quarter
               and Mitch Berg*                            ended September 30, 2001

    11.1       Computation of Earnings Per Share          Electronic Transmission



*Management contract, compensation plan or arrangement.

(B)  REPORTS ON FORM 8-K

     No current reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Stellent, Inc.
                                       -----------------------------------------
                                       (Registrant)


Date: February 14, 2002           By:  /s/ Vern Hanzlik
                                       -----------------------------------------
                                       Vern Hanzlik,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: February 14, 2002           By:  /s/ Gregg A. Waldon
                                       -----------------------------------------
                                       Gregg A. Waldon
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                    EXHIBITS

     FILE      DESCRIPTION                                REFERENCE
    ------     -----------                                ---------

     3.1       Amended and Restated Articles of           Incorporated by reference to Exhibit 3.1
               Incorporation, as amended                  of the Registrant's Form 8-K dated August 29, 2001

     3.2       Bylaws                                     Incorporated by reference to Exhibit 4.2 of
                                                          the Registrant's Registration Statement on Form S-8,
                                                          File No. 333-75828.

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

   10.34       Stellent, Inc. 2000 Employee               Incorporated by reference to Exhibit 99 of the
               Stock Incentive Plan                       Registrant's Registration Statement on Form S-8,
                                                          File No. 333-75828.

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

   10.37       Employment Agreement Dated April 1,        Incorporated by reference to Exhibit 10.37
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Gregg A. Waldon*                       ended June 30, 2001

   10.38       Employment Agreement Dated October 1,      Incorporated by reference to Exhibit 10.38
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Vernon J. Hanzlik*                     ended September 30, 2001

   10.39       Employment Agreement Dated May 10,         Incorporated by reference to Exhibit 10.39
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Scott Norder*                          ended September 30, 2001

   10.40       Employment Agreement Dated June 14,        Incorporated by reference to Exhibit 10.40
               2000 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Robin Pederson*                        ended September 30, 2001

   10.41       Employment Agreement Dated April 1,        Incorporated by reference to Exhibit 10.41
               2001 by and between the Registrant         of the Registrant's Form 10-Q for the quarter
               and Daniel Ryan*                           ended September 30, 2001

   10.42       Employment Agreement Dated March 9,        Incorporated by reference to Exhibit 10.42
               2001 by and between the Registrant         Form of the Registrant's Form 10-Q for the quarter
               and Mitch Berg*                            ended September 30, 2001

    11.1       Computation of Earnings Per Share          Electronic Transmission


* Management contract, compensation plan or arrangement.