Form 10-K
period 2002-03-31
STELLENT INC
filed 2002-06-28
CIK 867347

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .



                         COMMISSION FILE NUMBER 0-19817

                                 STELLENT, INC.
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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: PREFERRED SHARE
             PURCHASE RIGHTS COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 21, 2002, was $84,517,299 based on the closing sale price for the registrant's common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of June 21 2002, the registrant had 22,400,330 shares of common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 STELLENT, INC.

                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                    DESCRIPTION                           PAGE
                                    -----------                           ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   10
  Item 3.   Legal Proceedings...........................................   10
  Item 4.   Submission of Matters to a Vote of Security Holders.........   10
  Item 4a.  Executive Officers of the Registrant........................   10
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   12
  Item 6.   Selected Financial Data.....................................   13
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   14
  Item 7a.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   31
  Item 8.   Financial Statements and Supplementary Data.................   31
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   31
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   31
  Item 11.  Executive Compensation......................................   31
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   32
  Item 13.  Certain Relationships and Related Transactions..............   32
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   33

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated for the annual meeting of Shareholders to be held on September 4, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2002.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in the Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" in Item 7 of this Annual Report on Form 10-K that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

     We develop, market, and service content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, Web pages, images, graphics, multimedia, CAD, and other files. Customers deploy Stellent Content Management System to help them leverage this enterprise content while streamlining the process of obtaining or accessing content from content creators and delivering it to content consumers employees, partners, and customers -- so that informed, timely decisions can be made. In order to accomplish this mission, Stellent Content Management System fits seamlessly into existing business processes as well as into the Information Technology infrastructure. Stellent Content Management System can be deployed to satisfy immediate needs at a line of business or departmental level as well as strategic needs at an enterprise level.

MARKETS AND CUSTOMERS

     More than 950 corporate accounts for content management and publishing, more than 350 corporate accounts for desktop viewing and conversion and more than 350 OEM customers have seamlessly integrated our technology into their operations. The Stellent Content Management System is used by a large number of the Global 2000 across a wide range of industries to help them bring critical business content to the Web. In addition, our Outside In OEM technology is used by many of the Internet search engines, many of the handheld devices, and many services to provide robust viewing and conversion functionalities to their customers.

     From an industry perspective, our customers cover a wide range of industries including: Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and HighTech/Telecom. Our services support these customers with a 24x7 support line as well as relationships with the leading systems integrators and technology vendors.

PRODUCTS

     We offer three distinct sets of software products: enterprise software, component software, and shrink-wrap software.

ENTERPRISE SOFTWARE

     The Stellent Content Management System is a powerful end-to-end content management solution that deploys enterprise information quickly via the Web, delivers rapid return on investment and is highly scalable.

     The Stellent Content Management System blends effortlessly into the existing business process by offering content owners multiple methods for easy content contribution of any type of content. Since many types of content are not 'consumption' friendly, we also provide the unique, automatic conversion of over 225 content types to 'consumption' friendly formats such as HTML, WML, cHTML, XML, and PDF. Our flexible contribution methods and automatic conversion capabilities allow the Stellent Content Management System to be quickly adopted by users and easily integrated into their daily work lives. Through its open, standards-based architecture, the Stellent Content Management System integrates easily with enterprise infrastructure and e-business applications for a seamless solution.

     The Stellent Content Management System consists of three primary components: the core content management system, the server extensions, and the optional modules.

     Core Stellent Content Management System includes:

     - Stellent Content Server: Stellent Content Server is a fully functional content management system providing end-to-end content management and personalized delivery of that content. The back end provides a rich set of library services such as check-in/check-out, revision control, security, subscription services, discussion threads, graphical workflow, metadata and full-text searching, archiving, thumb-nailing, and content replication. The front end provides both native format contribution and HTML based contribution templates, contribution through WebDAV, personalized navigation, and a personalized search or content bookmark capability. Stellent Content Server offers two content storage options -- the traditional repository that is optimized for standard business content and the Tamino XML repository which is optimized for managing large amounts of pure XML content.

     - Stellent Content Categorizer: Stellent Content Categorizer enables organizations to quickly categorize and move content into a managed environment, easily re-categorize managed content and efficiently navigate and search for content. As an open API for third party categorization engines, Content Categorizer enables customers to choose the best categorization engine for their enterprise needs. Customers can use our out-of-the-box categorization functionality or can leverage rule sets and taxonomies from third-party categorization tools.

     - Stellent Dynamic Converter: Stellent Dynamic Converter brings a new level of simplicity and productivity to providing Web-viewable business content. With Dynamic Converter, users only need to store native files. Dynamic Converter generates Web-viewable formats on demand and is able to convert more than 225 file formats to HTML, WML, or cHTML. With sophisticated template technology, Stellent Dynamic Converter serves content to Web sites with a consistent "look and feel." Using a metadata rules-based mechanism, Webmasters can define conditions when files are served as HTML or when particular templates are used. A graphical template editor allows remote Web developers to create, edit, and modify conversion templates, all through the Web based Stellent Content Management System.

     - Stellent XML Converter: Stellent XML Converter enables the automatic publishing of native business content to XML format. Upon the check-in of new business content, a conversion to XML will occur. This XML file can then be accessed from other enterprise applications, as well as dynamically rendered to HTML using the Stellent Dynamic Converter.

     - Stellent PDF Converter: Stellent PDF Converter enables the automatic publishing of native business content to a Web-viewable PDF upon check-in. This Adobe PDF rendition maintains the fidelity of the content and enables Web viewing without the need for the native application.

     - Stellent Content Publisher: Stellent Content Publisher provides advanced template-based technology to automatically publish over 225 business-content formats to fully linked Web sites/pages in HTML, XML, and wireless formats. Content may be managed in a Stellent Content Server or stored in a standard file system. Features include single source publishing, abstraction, personalization, XML support, scripting language inclusions, content release scheduling, layout template design by HTML Editors, and automated creation of navigation.

     Server Extensions includes:

     - Stellent Collaboration Server: Stellent Collaboration Server enables individual users, such as employees and business partners, to easily create and maintain online ad-hoc project teams without IT assistance. Collaboration Server facilitates collaborative, team-based content creation with ad-hoc security using Access Control Lists (ACL), discussion threads, user-initiated content routing, and project level search. Specific project content can also be "promoted" to Stellent Content Server to be managed as enterprise business content. Stellent Collaboration Server extends content management to the workgroup level and provides the same revolutionary empowerment to the business user for project team definition, collaboration and management that Stellent Content Server does for enterprise business content management.

     - Stellent Extrasite Server: Stellent Extrasite Server dynamically assembles and delivers personalized enterprise content that is managed within the Stellent Content Server or other content management repositories. Built using Enterprise JavaBeans, Stellent Extrasite Server is a Java 2 Enterprise Edition (J2EE)-compliant content server for high-volume, consumption-oriented Web and wireless sites that operates entirely within an application server. By distributing content from a central loading area to multiple servers in a Web farm environment, Stellent Extrasite Server offers enterprise scalability, high performance, fail-over and load balanced operating efficiency.

     - Stellent Connection Server: Stellent Connection Server provides access to and management of all of the business content within an organization, regardless of location or file format. Content from external media or a variety of repositories can be moved into the Stellent Content Management System environment for management and publishing to Web sites and applications. Connection Server enhances the user's ability to easily deploy content from staging environments to production environments and to roll-back to earlier versions of Web sites. Connection Server's robust content distribution capabilities allow users to move content to external sites and remote users, including business partners and employees who may be working either online or offline.

     Optional modules include:

     - Stellent Report Parser: Stellent Report Parser provides additional functionality to the Stellent Content Server with report parsing and loading capabilities. With Report Parser, business-critical information from the enterprise reporting applications can easily be made available in one centralized, secured, easy-to-use source. It allows customers to intelligently read reports from disparate expert reporting systems, and then manages the distribution of these reports through Content Server in PDF, XML, text or HTML format.

     - Stellent Legacy: Stellent Legacy automatically scans and converts an organization's paper-based legacy data and content into Web-ready files. Stellent Legacy uses both Adobe Acrobat Capture and Kofax Ascent Capture scanning technology to provide users with a single, compact, fully searchable file that exactly replicates the original paper version.

     - Stellent Desktop: Stellent Desktop combines two powerful technologies to directly link Stellent Content Server and enterprise authoring applications. Stellent Desktop allows direct contribution from ODMA-compliant applications, such as Word, WordPerfect, Excel, and PowerPoint as well as drag and drop capabilities for non-ODMA or non-WebDAV compliant applications. Our integration with Microsoft Outlook also allows direct contribution from Microsoft Outlook, including email messages as well as attachments, and it allows users to attach content pulled directly from the Stellent Content Server.

     - Stellent Audio/Video Indexer: Stellent Audio Video Indexer provides additional functionality to the Stellent Content Server, allowing for more robust searching and retrieval of audio and video files. Stellent Audio Video Indexer allows for the indexing of the audio portions of the following audio and video file types: .mpg, .avi, .asf, .wmv. The voice recognition results and file property information are formatted in XML, allowing the end user the ability to perform a full text search and find the timestamp associated with the keyword. Stellent Audio/Video Indexer also provides thumbnail images of the video on the search results screen.

     - Stellent Compression: Stellent Compression provides the ability to check-in large image files and automatically convert them to a compressed MrSID format or the ability to check-in pre-processed MrSID files. The MrSID representation will be visible as a thumbnail and will provide consumers a lightweight Web-viewable image with panning and zooming controls.

     - Stellent InterCAD: Stellent InterCAD provides the ability to check-in an AutoCAD (.dwg) file and automatically convert it to a Web-viewable format (.dwf). This Web-viewable format can be viewed in a browser with browser plug-in.

     - Stellent Tiff Conversion: Stellent Tiff Conversion converts TIFF images to a PDF format. Upon check-in of single or multi-page TIFF files, Tiff Conversion will convert single TIFF images to a single PDF file, or convert the multi-page TIFF file to a multi-page PDF file.

     - Stellent PDF Interchange: Stellent PDF Interchange provides the ability to deliver a PDF file to a consumer in an HTML format. This capability is ideal for extranet environments where the consumers may not have the Acrobat Reader plug-in installed on their system.

     - Stellent PDF Watermark: Stellent PDF Watermark is used by contributors to specify various security attributes that will be applied to a published PDF file, including the ability to overlay or underlay a watermark, disable printing, disable text selection, and disable note creation. An example of a watermark may be the overlaying of the word "CONFIDENTIAL" on a secure file within the Stellent repository.

     - Stellent PDF Merge: Stellent PDF Merge is a Web-based content assembly solution used to assemble disparate content into one composite PDF document. The user may also apply a watermark, consecutively paginate the document, add a Table of Contents, insert metadata, and personalize the assembled document with delimited data files.

     - Stellent Enterprise Search: Stellent Enterprise Search lets users search for content across multiple Stellent Content Servers.

     - Stellent Site Builder: Stellent Site Builder facilitates the use of client software by a Webmaster to design, publish, and maintain Web sites. Site Builder defines the site hierarchy, the mapping between the Web site and source content, the published format (HTML, XML, ASP, JSP, etc.) and the look and feel of the Web site.

     - Stellent Content Tracker: Stellent Content Tracker delivers both static and dynamic reports allowing administrators the ability to analyze Web site traffic, perform clickstream analysis, and track users within Stellent Content Server. Using key metrics to evaluate Web site effectiveness and to examine granular areas of a site, Content Tracker highlights areas of improvement to keep customers, partners, and employees coming back to the site.

     - Stellent Foremost Records Management Integration: Stellent ForeMost Records Management Integration enables a link between Stellent Content Server and TrueArc's Foremost Enterprise Electronic Record Keeping System that allows content within Stellent Content Server to be treated as a record in

       ForeMost. Records within ForeMost contain retention schedules and disposition rules that clearly control and define the lifecycle of the record or content.

     - Stellent Web Based Training: Stellent Web Based Training simulates Stellent Content Server to teach users how to contribute and consume content, allowing them to experiment with Stellent without risk. Main topics of Stellent Web Based Training include accessing Stellent, finding content, viewing content, managing resources, and managing content.

COMPONENT SOFTWARE

     Our Outside In Technology provides application developers, device manufacturers and service providers with the ability to view and convert more than 225 file formats without using native applications. These technologies and applications support multiple operating systems and international environments. Outside In enables access to documents in applications for diverse markets such as content management, search and retrieval, mobile and wireless, messaging, collaboration and publishing. From applications on desktop and handheld device platforms to Web and wireless servers in high-throughput 7x24 environments, over 350 OEMs, including leading ISVs, device manufacturers, and service providers license Outside In for critical information access functionality.

     Outside In conversion technologies are designed to perform automatic conversions of popular business documents for Web or mobile device access, or for further processing or storage of a document as XML. The Outside In conversion technologies include:

     - Outside In Wireless Export: Outside In Wireless Export enables application developers and wireless service providers to offer their users access to information stored in business documents via smart phones, handheld devices, WAB-enabled devices and wireless device browsers. Outside In Wireless export automatically converts content to formats supported by wireless devices, such as WML, cHTML/iMode, HDML, XHTML, AvantGo HTML, and ASCII text.

     - Outside In HTML Export: Outside In HTML Export automatically converts word processing, spreadsheet, presentation, archive, drawing, and bitmap files into high-quality HTML, GIF, JPEG, and PNG. Outside In HTML Export's template-driven architecture supports customization of the resulting HTML to the look-and-feel of the overall environment, taking advantage of the browser's capabilities. Outside In HTML Export offers application developers a straightforward way to provide browser-based Web access to business documents.

     - Outside In XML Export: Outside In XML Export automatically converts more than 225 file formats to XML and tags all content, properties, and structural information of the original document. Outside In XML Export is designed for applications seeking to normalize document information to XML or to obtain access to all content, formatting, and structure information in a document.

     - Outside In Content Access: Outside In Content Access extracts text and document properties from more than 225 file formats and automatically translates the text to a character set defined by the developer. This process enables developers to extract document content from formatting for applications such as indexing and search technologies and unified communications.

     - Outside In Wireless Document Server: Outside In Wireless Document Server offers wireless integrators and email application providers on-demand conversion of more than 225 file types for high fidelity viewing of documents and email attachments on wireless devices. As a server-based solution, Outside In Wireless Document Server is wireless device independent, scalable, and robust.

     - Transit: Transit provides the fastest and most cost-effective way to create and maintain Web sites. Once users have identified their source documents (in a file system), Transit publishes the document to the Web in a HTML or XML format. When source content changes, users can update the site easily and thereby ensure that it's well maintained, up-to-date, and has reliable links.

     Outside In viewing technologies and applications offer developers file viewing, printing, and data access capabilities with the highest fidelity, for the broadest number of file types across multiple operating systems. These technologies include:

     - Outside In Viewer Technology for Desktop Environments: The Outside In Viewer Technology is the only solution that brings software developers the ability to open, view and print legacy and current file formats with high fidelity on multiple platforms, in multiple languages without the native applications. The Outside In Viewer Technology provides the application developer with a consistent interface for viewing across Windows, UNIX, and Linux platforms.

     - Outside In Viewer Technology for Mobile Devices: Outside In Viewer Technology enables mobile and wireless device manufacturers and application developers to provide their users high-fidelity views of critical business documents on Windows CE, Symbian, Tao/Elate, or Embedded Linux devices, regardless of the applications available on the device. With this viewing functionality, device users can easily and quickly access information delivered as email attachments, found on the Internet, or downloaded from corporate information sources. Outside In Viewer Technology supports views of more than 70 file formats. It is offered as an SDK or as a standalone application on Windows CE under the Quick View Plus for Windows CE name.

SHRINK-WRAP SOFTWARE

     Shrink-wrap software includes:

     - Quick View Plus: Our Quick View Plus provides leading organizations with access to information from virtually any business document in more than 225 Windows, UNIX, Macintosh, DOS and Internet file formats. With a simple mouse click on the desktop, in a browser or in an email application, Quick View Plus enables users to view the contents of a document, print or copy and paste the document view, and compress a file or add a file to an existing archive. With Quick View Plus' broad coverage of legacy and current business applications, users can work uninterrupted as they view and access the contents of files created in word processing, spreadsheet, presentation, graphics and compressed file formats from within their browser, email client, and desktop.

     - Transit: Transit provides the fastest and most cost-effective way to create and maintain Web sites. Once users have identified their source documents (in a file system), Transit will publish the document to the Web in a HTML or XML format. When source content changes, users can update the site easily and thereby ensure that it's well maintained, up-to-date, and has reliable links.

     - Site Magic: Site Magic is a streamlined version of Transit providing a wizard that guides the user through the source document selection, the publishing template selection, and the target site location. When source content changes, users can update the site easily and thereby ensure that it's well maintained, up-to-date, and has reliable links.

     All of our Shrink-wrap software is licensed by distributors who have exclusive rights to these products.

CONSULTING SERVICES

     Our consulting services professionals employ a combination of applied software analysis, installation, configuration, development and integration skills with experience-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer's organization. Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

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

PRODUCT SUPPORT

     We offer a system of product support programs that allow customers to select the offering(s) that best satisfies their Stellent maintenance and support requirements. From the initial installation and configuration of Stellent to the point of application deployment, our product support resources strive to provide exceptional customer service through quick response time, effective trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer's normal business hours. Additional support offerings are available which supplement the customer's product support requirements.

     Product support offerings are renewable on an annual basis and are priced as a percentage of the product license fees.

PRODUCT TRAINING

     A system of basic and advanced product training classes is available for Stellent Content Management System customers. Both technical and end user training classes are provided, each of which may be presented at designated worldwide training facilities or at a customer's site. Pricing varies based on class duration and location.

SALES AND MARKETING

     We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach typically includes technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products' capabilities and direct negotiations with our sales staff. In addition, we have an internal telemarketing operation that is responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2002, we had a worldwide total of 140 direct and indirect sales and sales support personnel and 30 marketing personnel, which includes business development and alliances.

     We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.

     We currently have operations or collaborations in Australia, France, Germany, Japan, Korea, the Netherlands, the United Kingdom and the United States. Localized versions of our software were introduced in European and Asian markets in fiscal year 2002. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in Europe and in Asia Pacific and by continuing to develop our indirect partner relationships. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners, resellers, OEMs, key systems integrators and other channel partners.

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

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 2000, 2001 and 2002, were approximately $2.9 million, $9.8 million and $17.6 million, respectively. Research and development expenses represented 13%, 15% and 20%, respectively, of total revenue in those years. We expect that we will continue to commit significant resources to research and development in the future. In fiscal year 2002, we capitalized $1.3 million in software development costs, related primarily to a J2E based server project to build and deliver pages for high consumption web sites, which was included as part of our version 6.0 Stellent Content Server released in March 2002, and for translation of certain of our products into various languages. Additionally, we capitalized software costs of approximately $0.7 million acquired through a third party. See note 3 of the financial statements in Item
14. (a) 1. As of March 31, 2002 we had 115 employees engaged in research and development activities.

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

ACQUISITIONS

     In September 1999, we acquired InfoAccess, a Web-based software company, in a transaction accounted for using the pooling-of-interests method. This further enhanced our conversion of various file types to Web formats, including XML and HTML, and our ability to publish business data to the Web. Accordingly, our financial information includes the results of operations of InfoAccess for all periods presented.

     In July 2000, we acquired the Information Exchange Division (now referred to as Stellent Software Components Division or "SCD") of eBT International, Inc. (formerly Inso Corporation). SCD is the market leader in mobile and wireless device viewing technologies and applications and Web conversion. SCD's products provide conversion of over 225 different file types to Web formats including XML, HTML or Wireless Markup Language (WML). Additionally, SCD provides viewing technology for the Windows CE and Symbian operating systems that allows users of applicable mobile and wireless devices to readily view files from desktop applications. The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The acquisition was accounted for as a purchase business combination. Accordingly, the net fair value of tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of SCD are included with those of the Company for the periods subsequent to the date of the acquisition.

     In July 2001, we acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200,000 shares of our common stock. The acquisition was valued at approximately $5.6 million, including acquisition costs. This acquisition has been accounted for under the purchase method of accounting, and approximately $4.6 million of the purchase price was allocated to goodwill, $0.5 million to intangible assets and $0.5 million to fixed assets.

COMPETITION

     The market for Web business content management solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary source of competition is from Web content management products offered by companies such as divine, inc., Documentum, Inc., FileNET Corporation, Interwoven, Inc., Microsoft Corporation and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally.

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

     We have not received notice of any claims of infringement by us, except with respect to our Xpedio mark. With our adoption of the Stellent mark replacing the Xpedio mark this matter has been resolved. We cannot be sure that third parties will not make additional claims of infringement with respect to our current or future products. We expect that developers of Web content management products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of March 31, 2002, we had 446 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

     In July 2000, we began a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which is our corporate headquarters facilities. We are currently sub-letting approximately 18,000 square feet of our former headquarters pursuant to a lease expiring in July 2005.

     Additionally, we lease approximately 8,000 square feet of office space in Boston, Massachusetts with lease terms expiring June 2001 through September 2006; approximately 17,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006; approximately 6,000 square feet of office space in Scottsdale, Arizona expiring in February 2004; approximately 5,000 square feet of space in New York, New York with a lease term expiring in January 2007; approximately 12,000 square feet in Redmond, Washington with a lease term expiring in December 2007; approximately 7,000 square feet in Minnetonka, Minnesota with a lease term expiring in July 2004, and approximately 9,000 square feet in London, United Kingdom with a lease term expiring in May 2016. Management believes that our facilities are suitable and adequate for current office requirements.

ITEM 3.  LEGAL PROCEEDINGS

     We are currently not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers of the Registrant

     The Executive Officers of our company are:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Robert F. Olson...........................  46    Chairman of the Board
Vernon J. Hanzlik.........................  44    President and Chief Executive Officer
Gregg A. Waldon...........................  41    Chief Financial Officer, Secretary, and
                                                  Treasurer
Daniel P. Ryan............................  43    Sr. Vice President of Marketing/Business
                                                  Development
Mitchell F. Berg..........................  42    Vice President of Operations
Katherine W. Bloomfield...................  50    Vice President of Technical Operations
Frank A. Radichel.........................  52    Vice President of Research & Development
Michael S. Rudy...........................  55    Vice President of Alliances and Services

     Robert F. Olson founded our business and has served as our Chairman of the Board and our predecessor company since 1990. He also served as our Chief Executive Officer and Chairman of the Board from October 2000 to July 2001, and as our President, Chief Executive Officer and Chairman of the Board from 1990 to October 2000. From 1987 to 1990, he served as the General Manager of the Greatway Communications Division of Anderberg-Lund Printing Company, an electronic publishing sales and service organization. Prior to that time, Mr. Olson held management and marketing positions in several electronic publishing service organizations.

     Vernon J. Hanzlik has served as our Chief Executive Officer since July 2001, as our President since October 2000, as Vice President of Sales from October 1999 to September 2000, as Vice President of Strategic Development from April 1999 to October 1999 and as Vice President, Product Marketing from June 1996 to April 1999. Prior to that time, Mr. Hanzlik held marketing and application consulting positions with Lee Data Corporation, a computer hardware manufacturer.

     Gregg A. Waldon has served as our Chief Financial Officer, Treasurer and Secretary since April 1999. He has also served as a director from April 1999 to August 2001. From 1992 to April 1999, he held various financial management positions with GalaGen Inc., a publicly traded biopharmaceutical and nutritional ingredients company, where he served as Chief Financial Officer since November 1994 and other positions since April 1992. Prior to that time, Mr. Waldon was employed by PricewaterhouseCoopers LLP.

     Daniel P. Ryan has served as our Senior Vice President of Marketing and Business Development since April 2002. He has also served as our Senior Vice President of Corporate and Business Development from November 2001 to April 2002. From April 1999 to November of 2001, he served as Vice President of Marketing and business development. From September 1997 to April 1999, he served as Vice President of Marketing for Foglight Software, Inc., a developer of enterprise performance management solutions. Prior to that time, Mr. Ryan served as Director of Marketing for Compact Devices, Inc.

     Mitchell F. Berg has served as our Vice President of Operations since April 2001. From July 1998 to March 2001, he was a partner and held various management positions with Asian Foods Inc., a privately held food service company where he served as President of the St. Paul Operations since August 1999. From June 1997 to July 1998, Mr. Berg independently sold commercial investment real estate. From 1989 to May 1997, he served as an Investment Real Estate Sales Consultant for Welsh Companies, Inc. From 1984 to 1989, Mr. Berg held various Human Resource management positions at Carlson Companies, Inc.

     Katherine W. Bloomfield has served as our Vice President of Technical Operations since April 2001. She has also served as Vice President of Operations within the Consulting Services Department from December 2000 to March 2001. From November 1998 to November 2000, she served as Vice President of Consulting Services. From June 1997 to October 1998, she was a consultant with PricewaterhouseCoopers LLP. Prior to that time, Ms. Bloomfield served as Director of Professional Services for Apertus Technologies Incorporated.

     Frank A. Radichel has served as our Vice President of Research and Development since March 1995. Prior to that, Mr. Radichel served as CALS Project Leader and Technical Architect for Alliant TechSystems, Inc.

     Michael S. Rudy has served as our Vice President of Alliances and Services since April 2002 and was our Vice President of Technology Alliances since January 2001. From 1999 to 2000, Mr. Rudy was President and CEO of Hypertree Corporation, a software startup providing web infrastructure for building corporate portals. Prior to that time, Mr. Rudy was employed by Workgroup Technology from 1994-1999 in various sales and management positions, and by ELDEC from 1983-1994 in various information services positions.

     Officers of our company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of our company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.01 per share, is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol STEL. At June 21, 2002, our common stock was held by approximately 5,927 shareholders consisting of 147 record holders and an estimated 5,686 shareholders whose stock was held in the name of a bank, broker or other nominee. On June 21, 2002, the closing sale price of a share of our common stock was $4.22.

     The high and low sale prices per share of our common stock for the four quarters during the fiscal years ended March 31, 2001 and 2002 were as follows:

                                                              HIGH     LOW
                                                              -----   -----
FISCAL YEAR ENDED MARCH 31, 2001:
First Quarter...............................................  46.13   15.75
Second Quarter..............................................  50.50   32.00
Third Quarter...............................................  64.00   35.88
Fourth Quarter..............................................  50.88   16.63

FISCAL YEAR ENDED MARCH 31, 2002:
First Quarter...............................................  42.90   14.75
Second Quarter..............................................  38.02   13.33
Third Quarter...............................................  31.65   13.24
Fourth Quarter..............................................  34.72    9.51

     We have never paid cash dividends on the common stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The information required by Item 201 (d) of Regulation S-K is incorporated by reference into Item 12 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended March 31, 2002, we have issued the following securities pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"). All such sales were made in reliance upon the exemptions from registration provided under Sections 3(b) and 4(2) of the Securities Act.

     None.

ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Consolidated Financial Data (in thousands except per share data) presented below as of and for each of the fiscal years in the five year period ended March 31, 2002 have been derived from our Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes.

                                                           YEAR ENDED MARCH 31,
                                            --------------------------------------------------
                                             1998      1999       2000       2001       2002
                                            -------   -------   --------   --------   --------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product licenses........................  $ 4,501   $ 9,303   $ 17,480   $ 53,853   $ 66,908
  Services................................    1,233     2,099      4,880     12,868     21,432
  Hardware integration and support........   16,477     5,629         --         --         --
                                            -------   -------   --------   --------   --------
Total revenues............................   22,211    17,031     22,360     66,721     88,340
                                            -------   -------   --------   --------   --------
Cost of revenues:
  Product licenses........................      482       811      1,708      3,899      5,005
  Services................................      797     1,229      2,400      7,190     13,392
  Hardware integration and support........   12,883     4,601         --         --         --
                                            -------   -------   --------   --------   --------
Total cost of revenues....................   14,162     6,641      4,108     11,089     18,397
                                            -------   -------   --------   --------   --------
Gross profit..............................    8,049    10,390     18,252     55,632     69,943
                                            -------   -------   --------   --------   --------
Operating expenses:
  Sales and marketing.....................    4,506     5,742     10,076     29,448     46,672
  General and administrative..............    3,100     3,577      3,853      9,016     11,884
  Research and development................    2,196     2,214      2,878      9,756     17,601
  Acquisition costs.......................       --        --      1,972        775        237
  Amortization of intangible assets.......       --        --        460     10,508     13,880
  Acquired in-process research and
     development..........................       --        --         --     10,400         --
                                            -------   -------   --------   --------   --------
Total operating expenses..................    9,802    11,533     19,239     69,903     90,274
                                            -------   -------   --------   --------   --------
Loss from operations......................   (1,753)   (1,143)      (987)   (14,271)   (20,331)
Other income (expense):
  Gain on sale of hardware integration
     unit.................................       --       517         --         --         --
  Interest income (expense) net...........     (334)     (212)     1,466      7,000      3,755
Investment Impairment.....................       --        --         --       (400)    (5,722)
                                            -------   -------   --------   --------   --------
Income (loss) from continuing
  operations..............................   (2,087)     (838)       479     (7,671)   (22,298)
Loss on discontinued operations...........   (2,576)     (521)        --         --         --
                                            -------   -------   --------   --------   --------
Net income (loss).........................   (4,663)   (1,359)       479     (7,671)   (22,298)
Preferred stock dividends and accretion...   (1,665)     (718)        --         --         --
                                            -------   -------   --------   --------   --------
Income (loss) attributable to common
  shareholders............................  $(6,328)  $(2,077)  $    479   $ (7,671)  $(22,298)
                                            =======   =======   ========   ========   ========

                                                           YEAR ENDED MARCH 31,
                                            --------------------------------------------------
                                             1998      1999       2000       2001       2002
                                            -------   -------   --------   --------   --------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Earnings (loss) per share -- basic and
  diluted:
  Income (loss) from continuing
     operations...........................  $ (0.22)  $ (0.08)  $   0.03   $  (0.36)  $  (1.00)
                                            =======   =======   ========   ========   ========
  Net income (loss).......................  $ (0.50)  $ (0.12)  $   0.03   $  (0.36)  $  (1.00)
                                            =======   =======   ========   ========   ========
  Income (loss) attributable to common
     shareholders.........................  $ (0.67)  $ (0.19)  $   0.03   $  (0.36)  $  (1.00)
                                            =======   =======   ========   ========   ========
Weighted average common shares -- basic...    9,422    11,151     16,462     21,472     22,286
Weighted average common
  shares -- diluted.......................    9,422    11,151     18,057     21,472     22,286

                                                             AS OF MARCH 31,
                                            --------------------------------------------------
                                             1998      1999       2000       2001       2002
                                            -------   -------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents......................  $ 1,162   $ 2,177   $  8,859   $ 14,651   $ 15,493
Marketable Securities.....................       --        --    124,883     91,859     80,665
Working capital (deficit).................      232     3,713    137,112    109,279    102,850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, market, and service content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, Web pages, images, graphics, multimedia, CAD, and other files. Customers deploy Stellent Content Management System to help them leverage this enterprise content while streamlining the process of obtaining or accessing content from content creators and delivering it to content consumers --employees, partners, and customers -- so that informed, timely decisions can be made. In order to accomplish this mission, Stellent Content Management System fits seamlessly into existing business processes as well as into the IT infrastructure. Stellent Content Management System can be deployed to satisfy immediate needs at a line of business or departmental level as well as strategic needs at an enterprise level. Our customers are primarily located throughout the United States and Europe. We are responsible for developing our current business which was founded in 1990. In July 1996, we merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. In September 1999, we acquired InfoAccess, Inc. in a transaction accounted for as a pooling-of-interests. In July 2000, we acquired the Information Exchange Division of eBT International, Inc. (formerly Inso Corporation) in a transaction accounted for as a purchase. In July 2001, we acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries. This acquisition has been accounted for under the purchase method of accounting. On August 29, 2001, we changed our name to Stellent, Inc.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

  Revenue Recognition

     We currently derive all of our revenue from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

     Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, for example, a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months,

(iv) collectibility is probable and supported by credit checks or past payment history, and the arrangement does not require services that are essential to the functionality of the software. Services revenue consists of fees from consulting and post-contract customer support. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials basis or on a fixed-price schedule. Our customers typically purchase post-contract customer support agreements annually, and our prices of post-contract customer support agreements are based on a percentage of the product license fee. Customers purchasing post-contract customer support agreements receive product upgrades, Web-based technical support and telephone hot-line support. We recognize revenue from maintenance agreements ratably over the term of the agreement, typically one year.

  Expenses

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

  Software Development Cost

     Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of our products and the general availability of the products has been short. Consequently, prior to fiscal year 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs.

  Other

     Since our inception through March 31, 2002, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $42.5 million at March 31, 2002.

     Beginning in 2002, we have implemented several cost cutting measures, including a reduction in work force of approximately 17% since our December 2001 quarter. These cost controlling and reducing measures are in response to the current economic slowdown both in the United States and internationally and were primarily in the research and development, marketing and general and administrative areas. However, we are continuing to invest in the sales area in order to expand our customer base and anticipate that, with evidence of a sustained recovery of the United States and international economies, we would continue to invest further across all areas of our company. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

     Total revenues decreased by $8.1 million, or 37%, to $14.0 million for the three months ended March 31, 2002 from $22.1 million for the three months ended March 31, 2001. The decrease in revenues was attributable to unanticipated delays in information technology spending decisions by customers and difficult economic conditions.

     Product Licenses. Revenues for product licenses decreased by $9.5 million, or 53%, to $8.3 million for the three months ended March 31, 2002 from $17.8 million for the three months ended March 31, 2001. The decrease in revenues was attributable to unanticipated delays in information technology spending decisions by customers and difficult economic conditions.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $1.4 million, or 31%, to $5.7 million for the three months ended March 31, 2002 from $4.3 million for the three months ended March 31, 2001. Expressed as a percentage of total service revenue, consulting services and training revenues were approximately 37% and post-contract customer support was 63% in the March 31, 2002 quarter, respectively, and 49% and 51% in the March 31, 2001 quarter, respectively. The increase in revenues for services was primarily attributable to post-contract customer support from a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $1.1 million, or 28%, to $4.9 million for the three months ended March 31, 2002 from $3.8 million for the three months ended March 31, 2001. Total cost of revenues as a percentage of total revenues was 35% for the three months ended March 31, 2002 compared to 17% for the three months ended March 31, 2001. Gross profit decreased by $9.2 million, or 50%, to $9.1 million for the three months ended March 31, 2002 from $18.3 million for the three months ended March 31, 2001. Total gross profit as a percentage of total revenues was 65% for the three months ended March 31, 2002 compared to 83% for the three months ended March 31, 2001. The decrease in gross profit dollars was primarily due to decreased revenues for product licenses.

     Product Licenses. Cost of revenues for product licenses increased by $0.2 million, or 20%, to $1.5 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. Gross profit as a percentage of revenues for product licenses was 82% for the three months ended March 31, 2002 compared to 93% for the three months ended March 31, 2001. The decrease is due primarily to us having approximately $0.4 million of fixed costs per quarter against a lower base of revenues and a change in product mix with us licensing more products with variable royalty costs associated with them in the March 31, 2002 quarter than we licensed in the March 31, 2001 quarter.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $0.9 million, or 32%, to $3.4 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 72% and post-contract customer support 28% in the March 31, 2002 quarter, respectively, and 76% and 24% in the March 31, 2001 quarter, respectively. Gross profit as a percentage of revenues for services was 41% for the three months ended March 31, 2002 and 2001.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $0.9 million, or 9%, to $11.0 million for the three months ended March 31, 2002 from $10.1 million for the three months ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 78% for the three months ended March 31, 2002 compared to 46% for the three months ended March 31, 2001. The increase in sales and marketing expense was primarily due to increased staffing and marketing expenses for advertising, public relations and trade shows.

     General and Administrative. General and administrative expenses increased by $1.7 million, or 63% to $4.4 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 31% for the three months ended March 31, 2002 compared to 12% for the three months ended March 31, 2001. General and administrative expenses increased due primarily to an increase in the provision for doubtful accounts of approximately $1.5 million.

     Research and Development. Research and development expenses increased by $1.3 million, or 42%, to $4.6 million for the three months ended March 31, 2002 from $3.3 million for the three months ended March 31, 2001. Research and development expenses as a percentage of total revenues were 33% for the three months ended March 31, 2002 compared to 15% for the three months ended March 31, 2001. The increase in research and development expenses was primarily due to increased staffing and related costs of $0.8 million and purchased services of $0.5 million, which were needed to improve current products as well as develop and integrate new products and technologies.

OTHER INCOME (EXPENSE)

     Interest income was $0.8 million for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001. Interest income is primarily related to marketable securities purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.

RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

REVENUES

     Total revenues increased by $21.6 million, or 32%, to $88.3 million for the year ended March 31, 2002 from $66.7 million for the year ended March 31, 2001. The increase in revenues was primarily attributable to the growth in of our customer base and the increase in customers as a result of our acquisition of SCD, increased sales to existing customers and increased sales of our Stellent Content Management System.

     Product Licenses. Revenues for product licenses increased by $13.0 million, or 24%, to $66.9 million for the year ended March 31, 2002 from $53.9 million for the year ended March 31, 2001. The increase in revenues was primarily attributable to growth in our customer base and the increase in customers as a result of our acquisition of SCD, increased sales to existing customers and increased sales of our Stellent Content Management System, which typically has a higher sales price than our other products.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $8.6 million, or 67%, to $21.4 million for the year ended March 31, 2002 from $12.9 million for the year ended March 31, 2001. Expressed as a percentage of total service revenue, consulting services and training revenues were approximately 45% and post-contract customer support was 55% in the year ended March 31, 2002, respectively, and 49% and 51% in the year ended March 31, 2001. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $7.3 million, or 66%, to $18.4 million for the year ended March 31, 2002 from $11.1 million for the year ended March 31, 2001. Total cost of revenues as a percentage of total revenues was 21% for the year ended March 31, 2002 compared to 17% for the year ended March 31, 2001. Gross profit increased by $14.3 million, or 26%, to $69.9 million for the year ended March 31, 2002 from $55.6 million for the year ended March 31, 2001. Total gross profit as a percentage of total revenues was 79% for the year ended March 31, 2002 compared to 83% for the year ended March 31, 2001. The increase in gross profit dollars was primarily attributable to the increase in product license revenues while the decrease in gross profit percentage was primarily due to lower gross profits on services.

     Product Licenses. Cost of revenues for product licenses increased by $1.1 million or 28%, to $5.0 million for the year ended March 31, 2002 from $3.9 million for the year ended March 31, 2001. Gross profit as a percentage of revenues for product licenses was 93% for the years ended March 31, 2002 and 2001.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $6.2 million, or 86%, to $13.4 million for the year ended March 31, 2002 from $7.2 million for the year ended March 31, 2001. Expressed as a percentage of total service cost, consulting services and training costs were approximately 75% and post-contract customer support 25% in the year ended March 31, 2002 and 73% and 27% in the year ended March 31, 2001, respectively. The gross profit as a percentage of revenues for services was 38% for the year ended March 31, 2002 compared to 44% for the year ended March 31, 2001. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs for consulting services personnel associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees in the September 2001 and December 2001 quarters.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $17.2 million, or 58%, to $46.7 million for the year ended March 31, 2002 from $29.5 million for the year ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 53% for the year ended March 31, 2002 compared to 44% for the year ended March 31, 2001. Sales and marketing expenses increased as a percentage of total revenues primarily due to the decrease in fourth quarter fiscal year 2002 revenues.

     General and Administrative. General and administrative expenses increased by $2.9 million, or 32%, to $11.9 million for the year ended March 31, 2002 from $9.0 million for the year ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 13% for the years ended March 31, 2002 and 2001. General and administrative expense dollars increased primarily due to increased personnel expenses of approximately $2.4 million, increased legal and other professional services of approximately $0.3 million, and an increase in the provision for doubtful accounts of approximately $0.2 million.

     Research and Development. Research and development expenses increased by $7.8 million, or 80% to $17.6 million for the year ended March 31, 2002 from $9.8 million for the year ended March 31, 2001. Research and development expenses as a percentage of total revenues were 20% for the year ended March 31, 2002 and 15% for the year ended March 31, 2000. The increase in research and development expenses was primarily due to increased staffing and related costs of $6.3 million, purchased services of $0.7 million, and travel of $0.1 million.

     Acquisition Costs. Acquisition and related amortization and in-process research and development costs of $14.1 million in the year ended March 31, 2002 and $21.7 million in the year ended March 31, 2001 consisted primarily of amortization of intangible assets acquired, write-off of acquired in-process research and development and other uncapitalizeable costs related to our acquisition of SCD in July 2000, accounted for as a purchase.

OTHER INCOME (EXPENSE)

     Interest income was $3.8 million for the year ended March 31, 2002 compared to $7.0 million for the year ended March 31, 2001. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. Other expenses of $5.7 million for the year ended March 31, 2002 related to the permanent decline in the values of certain investments we made. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.

RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

REVENUES

     Total revenues increased by $44.3 million, or 198%, to $66.7 million for the year ended March 31, 2001 from $22.4 million for the year ended March 31, 2000. The increase in revenues was primarily attributable to the organic expansion of our customer base and the expansion of customers as a result of our acquisition of SCD, increased sales to existing customers and increased sales of our Stellent Content Management System, which began in September 1999 and typically has a higher sales price than our other products.

     Product Licenses. Revenues for product licenses increased by $36.4 million, or 208%, to $53.9 million for the year ended March 31, 2001 from $17.5 million for the year ended March 31, 2000. The increase in revenues was primarily attributable to the organic expansion of our customer base and the expansion of customers as a result of our acquisition of SCD, increased sales to existing customers and increased sales of our Stellent Content Management System, which typically has a higher sales price than our other products.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $8.0 million, or 164%, to $12.9 million for the year ended March 31, 2001 from $4.9 million for the year ended March 31, 2000. Expressed as a percentage of total service revenue, consulting services and training revenues were approximately 49% and post-contract customer support 51% in the year ended March 31, 2001, and 48% and 52% in the year ended March 31, 2000. The increase in revenues for services was primarily attributable to a larger installed base of products, from which we generated more post-contract customer support revenue.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $7.0 million, or 170%, to $11.1 million for the year ended March 31, 2001 from $4.1 million for the year ended March 31, 2000. Total cost of revenues as a percentage of total revenues was 17% for the year ended March 31, 2001 compared to 18% for the year ended March 31, 2000. Gross profit increased by $37.3 million, or 205%, to $55.6 million for the year ended March 31, 2001 from $18.3 million for the year ended March 31, 2000. Total gross profit as a percentage of total revenues was 83% for the year ended March 31, 2001 compared to 82% for the year ended March 31, 2000. The increase in gross profit was primarily attributable to the increase in product license revenues and certain fixed royalty costs offset by increased service staffing.

     Product Licenses. Cost of revenues for product licenses increased by $2.2 million or 128%, to $3.9 million for the year ended March 31, 2001 from $1.7 million for the year ended March 31, 2000. Gross profit as a percentage of revenues for product licenses was 93% for the year ended March 31, 2001 compared to 90% for the year ended March 31, 2000 the increase in gross margin percentage is due primarily to an increase in our OEM business, which typically has higher product margins, and to certain royalty amounts remaining constant while revenues are increased.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $4.8 million, or 200%, to $7.2 million for the year ended March 31, 2001 from $2.4 million for the year ended March 31, 2000. Expressed as a percentage of total service cost, consulting services and training costs were approximately 73% and post-contract customer support 27% in the years ended March 31, 2001 and 2000, respectively. Gross profit as a percentage of revenues for services was 44% for the year ended March 31, 2001 compared to 51% for the year ended March 31, 2000. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased staffing.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased by $19.3 million, or 192%, to $29.4 million for the year ended March 31, 2001 from $10.1 million for the year ended March 31, 2000. Sales and marketing expenses as a percentage of total revenues were 44% for the year ended March 31, 2001 compared to 45% for the year ended March 31, 2000. Sales and marketing expenses decreased as a percentage of total revenues primarily due to the increase in total revenues.

     General and Administrative. General and administrative expenses increased by $5.1 million, or 134%, to $9.0 million for the year ended March 31, 2001 from $3.9 million for the year ended March 31, 2000. General and administrative expenses as a percentage of total revenues were 14% for the year ended March 31, 2001 and 17% for the year ended March 31, 2000. General and administrative expenses increased primarily due to the acquisition of SCD, increased personnel expenses and an increase in the provision for doubtful accounts of $0.6 million but declined as a percentage of revenues due to increased revenue.

     Research and Development. Research and development expenses increased by $6.9 million, or 239%, to $9.8 million for the year ended March 31, 2001 from $2.9 million for the year ended March 31, 2000. Research and development expenses as a percentage of total revenues were 15% for the year ended March 31, 2001 and 13% for the year ended March 31, 2000. The increase in research and development expenses was primarily due to increased staffing and costs related to the acquisition of SCD.

     Acquisition Costs. Acquisition and related amortization and in-process research and development costs of $21.7 million in the year ended March 31, 2001 consisted primarily of amortization of intangible assets acquired, acquired in-process research and development and other uncapitalizeable costs related to our acquisition of SCD in July 2000, accounted for as a purchase. Acquisition costs of $2.0 million in the year ended March 31, 2000 consisted primarily of financial advisory, legal, accounting and other costs related to our acquisition of InfoAccess, Inc. in September 1999, accounted for as a pooling-of-interests.

OTHER INCOME (EXPENSE)

     Interest income was $7.0 million for the year ended March 31, 2001 compared to $1.5 million for the year ended March 31, 2000. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. Other expenses of $0.4 million for the year ended March 31, 2001 related to the permanent decline in the value of an investment we made in fiscal year 2000.

QUARTERLY RESULTS

     The following tables present unaudited consolidated statements of operations data both in absolute dollars and as a percentage of total revenues for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                       THREE MONTHS ENDED
                                   ------------------------------------------------------------------------------------------
                                   JUNE 30,   SEPT. 30,    DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,
                                     2000       2000         2000       2001       2001       2001         2001        2002
                                   --------   ---------    --------   --------   --------   ---------    --------    --------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Product licenses...............   $7,447    $ 12,747     $15,903    $17,756    $19,072     $17,968     $21,563     $  8,305
  Services.......................    2,015       2,875       3,633      4,345      5,527       5,199       5,005        5,701
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total revenues...................    9,462      15,622      19,536     22,101     24,599      23,167      26,568       14,006
                                    ------    --------     -------    -------    -------     -------     -------     --------
Cost of revenues:
  Product licenses...............      665         834       1,131      1,269      1,071         847       1,569        1,518
  Services.......................    1,158       1,551       1,938      2,543      2,984       3,587       3,463        3,358
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total cost of revenues...........    1,823       2,385       3,069      3,812      4,055       4,434       5,032        4,876
                                    ------    --------     -------    -------    -------     -------     -------     --------
Gross profit.....................    7,639      13,237      16,467     18,289     20,544      18,733      21,536        9,130
                                    ------    --------     -------    -------    -------     -------     -------     --------
Operating expenses:
  Sales and marketing............    4,256       6,545       8,564     10,083     11,277      11,578      12,827       10,990
  General and administrative.....    1,427       2,317       2,588      2,684      2,432       2,475       2,603        4,374
  Research and development.......    1,054       2,652       2,783      3,267      4,151       4,595       4,211        4,644
  Acquisition and related
    costs........................       --         590         185         --         --          --          --          237
  Amortization of intangible
    assets and other.............      163       3,466       3,381      3,498      3,381       3,484       3,395        3,620
  Acquired in-process research
    and development..............       --      10,400          --         --         --          --          --           --
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total operating expenses.........    6,900      25,970      17,501     19,532     21,241      22,132      23,036       23,865
                                    ------    --------     -------    -------    -------     -------     -------     --------
Income (loss) from operations....      739     (12,733)     (1,034)    (1,243)      (697)     (3,399)     (1,500)     (14,735)
Other income (expense):
  Interest income net............    2,250       1,719       1,577      1,454      1,258         981         699          817
  Investment Impairment..........       --          --        (400)        --         --      (2,223)         --       (3,499)
                                    ------    --------     -------    -------    -------     -------     -------     --------
Net income (loss)................   $2,989    $(11,014)    $   143    $   211    $   561     $(4,641)    $  (801)    $(17,417)
                                    ======    ========     =======    =======    =======     =======     =======     ========
Net income (loss) per common
  share
  Basic..........................   $ 0.14    $  (0.52)    $  0.01    $  0.01    $  0.03     $ (0.21)    $ (0.04)    $  (0.78)
  Diluted........................     0.13       (0.52)       0.01       0.01       0.02       (0.21)      (0.04)       (0.78)

                                                                       THREE MONTHS ENDED
                                   ------------------------------------------------------------------------------------------
                                   JUNE 30,   SEPT. 30,    DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,
                                     2000       2000         2000       2001       2001       2001         2001        2002
                                   --------   ---------    --------   --------   --------   ---------    --------    --------
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  Product licenses...............     78.7%       81.6%       81.4%      80.3%      77.5%       77.6%       81.2%        59.3%
  Services.......................     21.3        18.4        18.6       19.7       22.5        22.4        18.8         40.7
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total revenues...................    100.0       100.0       100.0      100.0      100.0       100.0       100.0        100.0
                                    ------    --------     -------    -------    -------     -------     -------     --------
Cost of revenues:
  Product licenses...............      7.0         5.4         5.8        5.7        4.4         3.7         5.9         10.8
  Services.......................     12.3         9.9         9.9       11.5       12.1        15.5        13.0         24.0
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total cost of revenues...........     19.3        15.3        15.7       17.2       16.5        19.2        18.9         34.8
                                    ------    --------     -------    -------    -------     -------     -------     --------
Gross profit.....................     80.7        84.7        84.3       82.8       83.5        80.8        81.1         65.2
                                    ------    --------     -------    -------    -------     -------     -------     --------
Operating expenses:
  Sales and marketing............     45.0        41.9        43.8       45.6       45.8        50.0        48.3         78.5
  General and administrative.....     15.1        14.8        13.2       12.2        9.9        10.7         9.8         31.2
  Research and development.......     11.1        17.0        14.3       14.8       16.9        19.8        15.8         33.2
  Acquisition and related
    costs........................       --         3.7         1.0         --         --          --          --          1.7
  Amortization of intangible
    assets and other.............      1.7        22.2        17.3       15.8       13.7        15.0        12.8         25.8
  Acquired in-process research
    and development..............       --        66.6          --         --         --          --          --           --
                                    ------    --------     -------    -------    -------     -------     -------     --------
Total operating expenses.........     72.9       166.2        89.6       88.4       86.3        95.5        86.7        170.4
                                    ------    --------     -------    -------    -------     -------     -------     --------
Income (loss) from operations....      7.8       (81.5)       (5.3)      (5.6)      (2.8)      (14.7)       (5.6)      (105.2)
Other income (expense):
  Interest income, net...........     23.8        11.0         8.1        6.6        5.1         4.2         2.6          5.8
  Investment Impairment..........       --          --        (2.1)        --         --        (9.6)         --        (25.0)
                                    ------    --------     -------    -------    -------     -------     -------     --------
Net income (loss)................     31.6%      (70.5)%       0.7%       1.0%       2.3%      (20.1)%      (3.0)%     (124.4)%
                                    ======    ========     =======    =======    =======     =======     =======     ========

     As a result of our limited operating history and the significant changes that are occurring in the Web content management software sector in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of current and future public market analysts and investors. For instance, if revenues or earnings per share do not meet projections, we expect our business, operating results and financial condition to be materially adversely affected and the price of our common stock to decline. We expect our revenues and operating results may vary significantly from quarter to quarter. Factors that have caused our results to fluctuate in the past, and will likely cause fluctuations in the future, include:

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

     In addition, our products are typically shipped when the orders are received, so our license backlog at the beginning of any quarter in the past has represented only a small portion of expected license revenues for that quarter. Further, we recognize a substantial percentage of product license revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter. As a result, our sales pipeline at the beginning of a quarter may not give us reasonable assurance about the sales that will be closed in that quarter, and the delay or cancellation of any large orders could result in a significant shortfall from anticipated revenues. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in operating results from quarter to quarter.

     As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance.

PRO FORMA NET INCOME PER COMMON SHARE

     Our pro forma basic net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and our pro forma diluted net income per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method). The accompanying pro forma supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States of America. In addition, comparisons of the pro forma information between companies may not be meaningful.

                                                                THREE MONTHS ENDED
                              ---------------------------------------------------------------------------------------
                              JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                2000       2000        2000       2001       2001       2001        2001       2002
                              --------   ---------   --------   --------   --------   ---------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUPPLEMENTAL INFORMATION
Net income (loss)...........  $ 2,989    $(11,014)   $   143    $   211    $   561     $(4,641)    $ (801)   $(17,417)
Add back charges:
  Acquisition and related
    costs...................       --         590        185         --         --          --         --         237
  Amortization of intangible
    assets and other........      163       3,466      3,381      3,498      3,381       3,484      3,395       3,620
  Acquired in-process
    research and
    development.............       --      10,400         --         --         --          --         --          --
  Investment impairment.....       --          --        400         --         --       2,223         --       3,499
                              -------    --------    -------    -------    -------     -------     ------    --------
Total add back..............      163      14,456      3,966      3,498      3,381       5,707      3,395       7,356
                              -------    --------    -------    -------    -------     -------     ------    --------
Pro forma net income (loss)
  before pro forma income
  tax.......................    3,152       3,442      4,109      3,709      3,942       1,066      2,594     (10,061)
Pro forma income tax........   (1,103)     (1,205)    (1,438)    (1,298)    (1,380)       (373)      (908)         --
                              -------    --------    -------    -------    -------     -------     ------    --------
Pro forma net income
  (loss)....................  $ 2,049    $  2,237    $ 2,671    $ 2,411    $ 2,562     $   693     $1,686    $(10,061)
                              =======    ========    =======    =======    =======     =======     ======    ========
Pro forma net income (loss)
  per share:
  Basic.....................  $  0.10    $   0.10    $  0.12    $  0.11    $  0.12     $  0.03     $ 0.08    $  (0.45)
  Diluted...................  $  0.09    $   0.09    $  0.11    $  0.10    $  0.11     $  0.03     $ 0.07    $  (0.45)
Weighted average common
  shares outstanding
  Basic.....................   21,195      21,331     21,552     21,810     22,081      22,364     22,336      22,361
  Diluted...................   23,092      23,555     23,849     23,411     23,753      23,617     23,864      22,361

                                  YEAR ENDED
                              -------------------
                              MAR. 31,   MAR. 31,
                                2001       2002
                              --------   --------

SUPPLEMENTAL INFORMATION
Net income (loss)...........  $(7,671)   $(22,298)
Add back charges:
  Acquisition and related
    costs...................      775         237
  Amortization of intangible
    assets and other........   10,508      13,880
  Acquired in-process
    research and
    development.............   10,400          --
  Investment impairment.....      400       5,722
                              -------    --------
Total add back..............   22,083      19,839
                              -------    --------
Pro forma net income (loss)
  before pro forma income
  tax.......................   14,412      (2,459)
Pro forma income tax........   (5,044)         --
                              -------    --------
Pro forma net income
  (loss)....................  $ 9,368    $ (2,459)
                              =======    ========
Pro forma net income (loss)
  per share:
  Basic.....................  $  0.44    $  (0.11)
  Diluted...................  $  0.40    $  (0.11)
Weighted average common
  shares outstanding
  Basic.....................   21,472      22,286
  Diluted...................   23,477      22,286

NET OPERATING LOSS CARRYFORWARDS

     As of March 31, 2002, we had net operating loss carryforwards of approximately $53.4 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance against a portion of the deferred tax asset because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash used in operating activities was $2.9 million for the year ended March 31, 2002, compared to net cash provided by operating activities of $3.7 million for the year ended March 31, 2001. The decrease in cash provided by operations is due primarily to higher operating expenses.

     To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the year ended March 31, 2002 and 2001 were $3.4 million and $2.5 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At March 31, 2002, we did not have any material commitments for capital expenditures.

     As of March 31, 2002, we had $96.2 million in cash and marketable securities and $102.9 million in working capital. Net cash provided by financing activities was $1.1 million for the year ended March 31, 2002 and $28.7 million for the year ended March 31, 2001. In March 2000, we completed a public offering of our common stock that raised approximately $100.1 million in proceeds for us, net of underwriting discounts and offering costs of approximately $5.7 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million.

     We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2003. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

     We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

RELATED PARTY TRANSACTIONS

     In December 2001 we entered into a note receivable of $3.5 million with a distributor. Through March 2002, the distributor had paid the minimum payments required under the note receivable with its own cash, and at the end of March 2002, it paid off the remaining note receivable with short-term bridge financing. The distributor completely repaid this short-term bridge financing in April 2002 through a traditional banking relationship. The short-term bridge financing was provided at normal market rates by Beartooth Capital, a venture financing organization controlled and funded by Robert Olson, a shareholder and our chairman. There was no relationship prior to the bridge financing, and there is no existing relationship between Beartooth Capital and the distributor. Furthermore, we provided no compensation or guarantees to Beartooth Capital or Robert Olson for the short-term bridge financing, nor were we otherwise involved in this transaction.

     At March 31, 2002 we held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in a publicly traded technology company listed on Nasdaq, Active IQ, of which we owned 5.4%, excluding warrants. The value of these investments at March 31, 2002 is approximately $3.1 million. At March 31, 2002, the market value of our equity in Active IQ was approximately $0.1 million more than our investment value of $1.2 million. The offsetting amount does not effect the consolidated statements of operations but is shown as "accumulated other comprehensive income (loss)" in the shareholders' equity section on the consolidated balance sheet.

     During the year ended March 31, 2002, the Company recognized license revenue of approximately $2.0 million from companies in which we had an equity investment, with approximately $1.4 million from Active IQ in December 2001. At March 31, 2002, the Company had an account receivable balance of $0.1 million associated from these transactions. License revenue recognized for the years ended March 31, 2000 and 2001 from companies in which we had an equity investment was approximately $0.3 million and $2.4 million, respectively. The Company also acquired intellectual property from Active IQ in April 2001 for approximately $0.7 million, which was capitalized and is being amortized over a three-year period.

     Certain officers and a director of the Company also held an investment in Active IQ during the year, approximating 2%, excluding warrants. These investments were sold at no gain during the year.

NEW ACCOUNTING PRONOUNCEMENTS

  Goodwill and Other Acquired Intangible Asset

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, in July 2001. Major provisions of these Statements and their effective dates for us are as follows:

     - All business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting.

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     - Effective April 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Beginning on April 1, 2002, annual goodwill amortization of approximately $5,300 and annual amortization of approximately $1,000 relating to intangible assets with indefinite lives will no longer be recognized. By March 31, 2003, we will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, we will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing would be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. We do not believe that adoption of this standard will have a material effect on the financial position of us.

  Impairment of Long-Lived Asset

     In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS 121 and is effective April 1, 2002 for us. This statement is not anticipated to have a current material effect on the financial statements of us, but could have a future effect in the event that an asset impairment has occurred.

  Consideration Paid to Reseller

     In June 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue is effective for periods beginning after December 15, 2001 and addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and should be deducted from revenue when recognized or (b) a cost incurred by the vendor for assets or services received from the reseller and should be included as a cost or expense when recognized. We enter into cooperative advertising programs with some of our resellers. When we receive an identifiable benefit in return for consideration, and we can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative advertising is accounted for as a reduction of revenue. EITF 00-25, will be adopted by us on April 1, 2002, and is not anticipated to have a material effect on our consolidated financial statements.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K for the fiscal year ended March 31, 2002 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-K should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-K. We caution the reader, however, that such list of factors under the caption "Risk Factors" in the our Form 10-K may not be exhaustive and that those or other factors, many of which are outside of the our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR SALES FORCE AND DISTRIBUTION CHANNELS.

     To increase our market share and revenues, we must increase the size of our sales force and the number of our distribution channel partners. Our failure to do so may have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future distribution channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts, if any, among our sales force and distribution channel partners.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

     Our revenues may not grow in future periods, may not grow at past rates and we may not sustain our quarterly pro forma profitability. If we do not regain our recent pro forma profitability, the market price of our stock may fall. Our ability to regain our recent pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

     - the demand for our products;

     - our ability to quickly introduce new products;

     - the level of product and price competition;

     - our ability to control costs; and

     - general economic conditions

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT AND VIEWING SOFTWARE PRODUCTS FOR OUR REVENUES.

     We currently derive all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable. If we do not continue to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

     As of March 31, 2002, Robert F. Olson, our Chairman, holds approximately 9.8% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. Additionally, our directors and executive officers beneficially own approximately 10.6% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

WE CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

     Our Articles of Incorporation permit us to establish the rights, privileges, preferences and restrictions, including voting rights, of unissued shares of our capital stock and to issue such shares without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our company, depriving shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

OUR SHAREHOLDER RIGHTS PLAN AND CERTAIN PROVISIONS OF MINNESOTA LAW MAY MAKE A TAKEOVER OF STELLENT DIFFICULT, DEPRIVING SHAREHOLDERS OF OPPORTUNITIES TO SELL SHARES AT ABOVE-MARKET PRICES.

     Our shareholder rights plan and certain provisions of Minnesota law may have the effect of discouraging attempts to acquire Stellent without the approval of our Board of Directors. Consequently, our shareholders may lose opportunities to sell their stock for a price in excess of the prevailing Market price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through March 31, 2002, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since December 2000. We believe that there may be future exposure to interest rate market risk.

     Our investments are held in commercial paper which are affected by equity price market risk and other factors. We do not anticipate that exposure to these risks will have a material impact onus, due to the nature of our investments.

     We have no history of, and do not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to market risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and notes thereto required pursuant to this Item begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the annual meeting of Shareholders to be held on September 4, 2002 (the "Proxy Statement").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders" and "Equity Compensation Plan Information" in our Proxy Statement and the information appearing under the heading "Stock Options" in Note 5 of "Notes to Consolidated Financial Statements" in the Financial Statements.

     We assumed the InfoAccess, Inc. 1995 Stock Option Plan as part of our merger with InfoAccess, Inc. on September 29, 1999. As of the time of the merger, there were 126,303 shares in the plan. All of these shares were granted to eligible individuals who became our employees at the time of the merger.

     We assumed the InfoAccess, Inc. 1990 Stock Option Plan as part of our merger with InfoAccess, Inc. on September 29, 1999. As of the time of the merger, there were 260,245 shares in the plan. All of these shares were granted to eligible individuals at the time of the merger.

     In November 1999, the Board of Directors adopted the 1999 Employee Stock Option and Compensation Plan. The plan authorizes the issuance of up to 1,000,000 shares of our common stock to employees who are not our officers or directors. As of March 31, 2002, awards of approximately 840,000 shares had been granted under this plan, and approximately 160,000 remain available for future grant under this plan.

     In May 2000, the Board of Directors adopted the 2000 Employee Stock Incentive Plan. The original plan authorizes the issuance of up to 1,600,000 shares of our common stock to employees who are not our officers or directors. The plan was amended in October 2001 to add an additional 700,000 shares to the plan. As of March 31, 2002, awards of approximately 2,247,000 shares had been granted under this plan, and approximately 53,000 shares remain available for future grant under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in our Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. Financial Statements:

                                                             PAGE NUMBER IN THIS
DESCRIPTION                                                     ANNUAL REPORT
-----------                                                  -------------------
Audited Financial Statements:
Report of Independent Certified Public Accountants........           F-1
Consolidated Balance Sheets...............................           F-2
Consolidated Statements of Operations.....................           F-3
Consolidated Statements of Changes in Shareholders'
  Equity..................................................           F-4
Consolidated Statements of Cash Flows.....................           F-5
Notes to Consolidated Financial Statements................           F-6

          2. The following consolidated financial statement schedules of our company are included in Item 14(d):

             Schedule II Valuation and Qualifying Accounts

          3. See Item 14(c) below for a listing of exhibits filed as part of this Annual Report on Form 10K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed for the quarter ended March 31, 2002.

     (c) Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 2002.

                                    EXHIBITS

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 8-K dated August
                                                    29, 2001.
 3.2   Bylaws                                       Incorporated by reference to Exhibit 4.2
                                                    of the Registrant's Registration
                                                    Statement on Form S-8, File No.
                                                    333-75828.
 4.1   Share Rights Agreement between the           Incorporated by reference to Exhibit 99.1
       Registrant and Wells Fargo Bank              of the Registrant's Registration
       Minnesota, N.A., as Rights Agent, dated      Statement on Form 8-A12G, File No.
       as of May 29, 2002                           000-19817, filed June 3, 2002.
 4.7   Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7
       common stock to Merrill, Lynch, Pierce,      of the Registrant's Form 10-K for the
       Fenner & Smith dated February 22, 2000       year ended March 31, 2001.
10.4   Stellent, Inc. 1994-1997 Stock Option and    Incorporated by reference to Exhibit A of
       Compensation Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.28  InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.29  InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.30  Employment Agreement Dated August 1,         Incorporated by reference to Exhibit
       1999, by and between the Registrant and      10.30 of the Registrant's Form 10-Q for
       Robert F. Olson*                             the quarter ended September 30, 1999
10.31  Stellent, Inc. 1999 Employee Stock Option    Incorporated by reference to Exhibit
       and Compensation Plan                        10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999
10.33  Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to
                                                    the Registrant's Definitive Proxy
                                                    Statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.34  Stellent, Inc. amended and restated 2000     Incorporated by reference to Exhibit
       Employee Stock Incentive Plan*               10.34 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 2001
10.35  Stellent, Inc. 1997 Directors Stock          Incorporated by reference to Exhibit B of
       Option Plan*                                 the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.36  Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of
       Plan*                                        the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999
10.37  Employment Agreement Dated April 1, 2001,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.37 of the Registrant's Form 10-Q for
       A. Waldon*                                   the quarter ended June 30, 2001.
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan*                                        the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Electronic transmission
       March 27, 2002 by and between the
       Registrant and Gregg Waldon*
10.44  Addendum to Employment Agreement dated       Electronic transmission
       March 27, 2002 by and between the
       Registrant and Dan Ryan*
10.45  Addendum to Employment Agreement dated       Electronic transmission
       March 27, 2002 by and between the
       Registrant and Mitch Berg*

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.46  French Annex to the Stellent, Inc. 2000      Electronic transmission
       Stock Incentive Plan
11     Computation of earnings per share            Electronic transmission
21     Subsidiaries of Registrant                   Electronic transmission
23     Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Included on the signature page hereof

---------------
* Management contract, compensation plan or arrangement.

  (d) Schedule  Stellent, Inc and Subsidiaries

                  SCHEDULE II VALUATION OF QUALIFYING ACCOUNTS

COLUMN A                                                 COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------                                                ----------   ---------   ----------   ----------
                                                        BALANCE AT                            BALANCE AT
                                                        BEGINNING                               END OF
DESCRIPTION                                             OF PERIOD    ADDITIONS   DEDUCTIONS     PERIOD
-----------                                             ----------   ---------   ----------   ----------
                                                                         (IN THOUSANDS)
Deducted From Assets:
  Allowance for doubtful accounts:
     Year ended March 31, 2000........................    $  310      $1,249       $1,029       $  530
                                                          ======      ======       ======       ======
     Year ended March 31, 2001........................    $  530      $3,273*      $1,660       $2,143
                                                          ======      ======       ======       ======
     Year ended March 31, 2002........................    $2,143      $2,105       $2,911       $1,337
                                                          ======      ======       ======       ======

---------------
* Includes $1,389 of additions resulting from the acquisition of SCD in July 2000, not recognized as expense, and a valuation allowance related to foreign currency transactions.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders
Stellent, Inc.

     In connection with our audits of the consolidated financial statements of Stellent, Inc. and subsidiaries referred to in our report dated April 26, 2002, (except for Note 10 to the financial statements, as to which the date is May 29, 2002) which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 26, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 28, 2002.
                                          STELLENT, INC.

                                          By      /s/ VERNON J. HANZLIK
                                            ------------------------------------
                                             Vernon J. Hanzlik, Chief Executive
                                                    Officer and President

                               POWER OF ATTORNEY

     Each of the undersigned hereby appoints Vernon J. Hanzlik and Gregg A. Waldon, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2002.

                                                 /s/ VERNON J. HANZLIK
                                          --------------------------------------
                                            Vernon J. Hanzlik, Chief Executive
                                                  Officer and President
                                              (Principal Executive Officer)

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

                                                  /s/ ROBERT F. OLSON
                                          --------------------------------------
                                                Robert F. Olson, Chairman
                                                       of the Board

                                                 /s/ MICHAEL W. FERRO
                                          --------------------------------------
                                                Michael W. Ferro, Director

                                                 /s/ KENNETH H. HOLEC
                                          --------------------------------------
                                                Kenneth H. Holec, Director

                                                 /s/ RAYMOND A. TUCKER
                                          --------------------------------------
                                               Raymond A. Tucker, Director

                                                 /s/ STEVEN C. WALDRON
                                          --------------------------------------
                                               Steven C. Waldron, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Stellent, Inc.

     We have audited the accompanying consolidated balance sheets of Stellent, Inc. and subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellent, Inc. and subsidiaries as of March 31, 2001 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 26, 2002 (Except for Note 10,
as to which the date is May 29, 2002)

                                 STELLENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2002
                                                              --------    --------
ASSETS
Current assets
  Cash and equivalents......................................  $ 14,651    $ 15,493
  Short-term marketable securities..........................    80,966      72,985
  Trade accounts receivable, net............................    21,403      18,576
  Prepaid royalties.........................................     2,231       3,383
  Prepaid expenses and other current assets.................     3,527       6,229
                                                              --------    --------
          Total current assets..............................   122,778     116,666
Long-term marketable securities.............................    10,893       7,680
Property and equipment, net.................................     4,051       6,054
Investments in and notes with other companies...............     5,512       3,122
Prepaid royalties, net of current portion...................     2,074       3,011
Goodwill, net...............................................    11,642      11,332
Other acquired intangible assets, net.......................    19,287      11,356
Deferred income taxes.......................................     4,894       4,894
Other.......................................................       455       1,811
                                                              --------    --------
                                                              $181,586    $165,926
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  1,380    $  2,264
  Deferred revenues.........................................     5,942       6,556
  Commissions payable.......................................     2,226       1,000
  Accrued expenses and other................................     3,951       3,996
                                                              --------    --------
          Total current liabilities.........................    13,499      13,816
Deferred revenue, net of current portion....................       606         123
Other long-term obligations.................................        37          --
                                                              --------    --------
          Total liabilities.................................    14,142      13,939
Commitments and contingencies...............................        --          --
Shareholders' equity
  Capital stock, $0.01 par value, 100,000 shares authorized
     at March 31, 2001 and 2002
     Series A convertible preferred stock...................        --          --
     Common stock, 21,984 and 22,660 shares issued and
      21,984 and 22,399 shares outstanding at March 31, 2001
      and 2002..............................................       220         224
  Additional paid-in capital................................   187,512     194,197
  Accumulated deficit.......................................   (20,204)    (42,502)
  Accumulated other comprehensive income (loss).............       (84)         68
                                                              --------    --------
          Total shareholders' equity........................   167,444     151,987
                                                              --------    --------
          Total liabilities and shareholders' equity........  $181,586    $165,926
                                                              ========    ========

    The accompanying notes are an integral part of the financial statements.

                                 STELLENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED MARCH 31,
                                                       ------------------------------
                                                        2000       2001        2002
                                                       -------    -------    --------
Revenues
  Product licenses...................................  $17,480    $53,853    $ 66,908
  Services...........................................    4,880     12,868      21,432
                                                       -------    -------    --------
     Total revenues..................................   22,360     66,721      88,340
Cost of revenues
  Product licenses...................................    1,708      3,899       5,005
  Services...........................................    2,400      7,190      13,392
                                                       -------    -------    --------
     Total cost of revenues..........................    4,108     11,089      18,397
                                                       -------    -------    --------
     Gross profit....................................   18,252     55,632      69,943
Operating expenses
  Sales and marketing................................   10,076     29,448      46,672
  General and administrative.........................    3,853      9,016      11,884
  Research and development...........................    2,878      9,756      17,601
  Acquisition and related costs......................    1,972        775         237
  Amortization of acquired intangible assets and
     other...........................................      460     10,508      13,880
  Acquired in-process research and development.......       --     10,400          --
                                                       -------    -------    --------
     Total operating expenses........................   19,239     69,903      90,274
                                                       -------    -------    --------
Loss from operations.................................     (987)   (14,271)    (20,331)
Other income (expense)
  Interest income, net...............................    1,466      7,000       3,755
  Investment impairment..............................       --       (400)     (5,722)
                                                       -------    -------    --------
     Net income (loss)...............................  $   479    $(7,671)   $(22,298)
                                                       =======    =======    ========
Net income (loss) per common share -- basic and
  diluted............................................  $  0.03    $ (0.36)   $  (1.00)
                                                       =======    =======    ========
Weighted average shares outstanding
  Basic..............................................   16,462     21,472      22,286
  Diluted............................................   18,057     21,472      22,286
                                                       =======    =======    ========

    The accompanying notes are an integral part of the financial statements.

                                 STELLENT, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           SERIES A
                                          CONVERTIBLE                                      RETAINED
                                        PREFERRED STOCK    COMMON STOCK     ADDITIONAL     EARNINGS
                                        ---------------   ---------------    PAID-IN     (ACCUMULATED     UNEARNED
                                        SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT)     COMPENSATION
                                        ------   ------   ------   ------   ----------   ------------   ------------
Balance at April 1, 1999..............    75     $ 334    12,450    $124     $ 17,509      $(13,223)        $(25)
Exercise of stock options and
  warrants............................    --        --     2,094      22        8,130            --           --
Issuance of common stock net of costs
  of $8,688...........................    --        --     6,020      60      126,998            --           --
Conversion of preferred stock to
  common..............................   (75)     (334)      101       1          333            --           --
Other.................................    --        --        --      --          515           211           17
Net income............................    --        --        --      --           --           479           --
                                         ---     -----    ------    ----     --------      --------         ----
Balance at March 31, 2000.............    --        --    20,665     207      153,485       (12,533)          (8)
Exercise of stock options and
  warrants............................    --        --       778       8        5,608            --           --
Issuance of common stock, net of costs
  of $1,279...........................    --        --       520       5       22,641            --           --
Issuance of common stock in employee
  stock purchase plan.................    --        --        21      --          557            --           --
Tax benefit from employee stock option
  exercises...........................    --        --        --      --        4,894            --           --
Other.................................    --        --        --      --          327            --            8
Net loss..............................    --        --        --      --           --        (7,671)          --
                                         ---     -----    ------    ----     --------      --------         ----
Balance at March 31, 2001.............    --        --    21,984     220      187,512       (20,204)          --
Exercise of stock options and
  warrants............................    --        --       430       4        3,763            --           --
Issuance of common stock in
  acquisition.........................    --        --       200       2        5,494            --           --
Issuance of common stock in employee
  stock purchase plan.................    --        --        46       1        1,017            --           --
Repurchase of common stock............    --        --      (261)     (3)      (3,589)           --           --
Foreign currency translation
  adjustment loss.....................    --        --        --      --           --            --           --
Net unrealized gain on investments....    --        --        --      --           --            --           --
Net loss..............................    --        --        --      --           --       (22,298)          --
                                         ---     -----    ------    ----     --------      --------         ----
Balance at March 31, 2002.............    --     $  --    22,399    $224     $194,197      $(42,502)        $ --
                                         ===     =====    ======    ====     ========      ========         ====


                                         ACCUMULATED
                                            OTHER           TOTAL
                                        COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                        INCOME (LOSS)      EQUITY       INCOME (LOSS)
                                        -------------   -------------   -------------
Balance at April 1, 1999..............      $  --         $  4,719
Exercise of stock options and
  warrants............................         --            8,152
Issuance of common stock net of costs
  of $8,688...........................         --          127,058
Conversion of preferred stock to
  common..............................         --               --
Other.................................       (181)             562        $   (181)
Net income............................         --              479             479
                                            -----         --------        --------
Balance at March 31, 2000.............       (181)         140,970        $    298
                                                                          ========
Exercise of stock options and
  warrants............................         --            5,616
Issuance of common stock, net of costs
  of $1,279...........................         --           22,646
Issuance of common stock in employee
  stock purchase plan.................         --              557
Tax benefit from employee stock option
  exercises...........................         --            4,894
Other.................................         97              432        $     97
Net loss..............................         --           (7,671)         (7,671)
                                            -----         --------        --------
Balance at March 31, 2001.............        (84)         167,444        $ (7,574)
                                                                          ========
Exercise of stock options and
  warrants............................         --            3,767
Issuance of common stock in
  acquisition.........................         --            5,496
Issuance of common stock in employee
  stock purchase plan.................         --            1,018
Repurchase of common stock............         --           (3,592)
Foreign currency translation
  adjustment loss.....................        (59)             (59)       $    (59)
Net unrealized gain on investments....        211              211             211
Net loss..............................         --          (22,298)        (22,298)
                                            -----         --------        --------
Balance at March 31, 2002.............      $  68         $151,987        $(22,146)
                                            =====         ========        ========

    The accompanying notes are an integral part of the financial statements.

                                 STELLENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED MARCH 31,
                                                                ---------------------------------
                                                                  2000         2001        2002
                                                                ---------    --------    --------
Operating activities:

  Net income (loss).........................................    $     479    $ (7,671)   $(22,298)
  Adjustments to reconcile net income (loss) to cash flows
    provided by (used in)
    operating activities:
    Depreciation and amortization...........................          798       1,253       2,309
    Acquired in-process research and development............           --      10,400          --
    Amortization of acquired intangible assets and other....          460      10,508      13,880
  Tax benefit from employee stock option exercises..........           --       4,894          --
  Changes in operating assets and liabilities, net of
    amounts acquired........................................       (2,829)    (13,523)     (2,903)
  Investment impairment.....................................           --         400       5,722
  Other.....................................................         (160)     (2,597)        400
                                                                ---------    --------    --------
      Net cash flows provided by (used in) operating
         activities.........................................       (1,252)      3,664      (2,890)
Investing activities:
  Maturities (purchases) of marketable securities, net......     (124,883)     33,024      11,194
  Business acquisitions, net of cash acquired...............           --     (54,521)         --
  Purchases of property and equipment.......................         (534)     (2,494)     (3,408)
  Purchase of intangibles...................................         (357)       (189)     (1,633)
  Purchases of Investments in and advances on notes with
    other companies.........................................         (853)     (2,386)     (3,084)
  Issuance of other note receivable.........................           --          --      (3,500)
  Payments received on other note receivable................           --          --       3,250
  Other.....................................................           94          --         (99)
                                                                ---------    --------    --------
      Net cash flows provided by (used in) investing
         activities.........................................     (126,533)    (26,566)      2,720
Financing activities:
  Payments on long-term obligations.........................         (204)       (148)       (122)
  Repurchase of common stock................................           --          --      (3,592)
  Issuance of common stock..................................      127,058      23,203       1,018
  Proceeds from stock options and warrants..................        8,152       5,616       3,767
  Other.....................................................         (539)         23          --
                                                                ---------    --------    --------
      Net cash flows provided by financing activities.......      134,467      28,694       1,071
Effect of exchange rate changes on cash and equivalents.....           --          --         (59)
                                                                ---------    --------    --------
      Net increase in cash..................................        6,682       5,792         842
Cash and equivalents at beginning of year...................        2,177       8,859      14,651
                                                                ---------    --------    --------
Cash and equivalents at end of year.........................    $   8,859    $ 14,651    $ 15,493
                                                                =========    ========    ========
Supplemental disclosure of cash flows information:
  Cash paid for interest....................................    $      42    $     13    $     10
  Cash paid for income taxes................................            7          --          --
Non-cash investing activities:
  Common stock issued in business acquisition...............    $      --    $     --    $  5,496
  Exchange of prepaid royalty for purchase of software
    technology..............................................           --          --         252
Detail of changes in operating assets and liabilities, net
  of amounts acquired:
  Accounts receivable.......................................    $  (3,451)   $ (7,991)   $  2,769
  Prepaid expenses and other current assets.................       (3,004)     (1,460)     (5,591)
  Accounts payable..........................................        2,338      (2,498)        884
  Accrued expenses and other liabilities....................        1,288      (1,574)       (965)
                                                                ---------    --------    --------
      Net changes in operating assets and liabilities.......    $  (2,829)   $(13,523)   $ (2,903)
                                                                =========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                                 STELLENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Stellent, Inc. (the "Company") develops, markets, and services content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, Web pages, images, graphics, multimedia, CAD, and other files. With headquarters in Eden Prairie, Minnesota, the Company maintains offices throughout the United States, Canada, and Europe. The Company's customers are primarily located throughout the United States and Europe.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

     Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, for example, a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, (iv) collectibility is probable and supported by credit checks or past payment history, and the arrangement does not require services that are essential to the functionality of the software. Services revenue consists of fees from consulting and post-contract customer support. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials basis or on a fixed-price schedule. The Company's customers typically purchase maintenance agreements annually, and the Company prices maintenance agreements based on a percentage of the product license fee. Customers purchasing maintenance agreements receive product upgrades, Web-based technical support and telephone hot-line support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year.

     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Cost of Revenues: The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company also expenses all technical support service costs associated with service revenue as cost of revenues.

     Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At March 31, 2001 and 2002, $208 and $1,871 was held at various financial institutions located in Europe, respectively.

     Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. All investments are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold to maturity. At March 31, 2001 and 2002, cost approximated market value of these investments. Purchases of investments were $1,540,791 and $1,015,661 for the years ended March 31, 2001 and 2002. Maturities of investments were $1,573,815 and $1,026,855 for the years ended March 31, 2001 and 2002,

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

respectively. The contractual maturities of the marketable securities held at March 31, 2002 are $72,985 in fiscal 2003 and $7,680 in fiscal 2004.

     Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds a less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

     A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income (loss). No sales of available for sale investments have occurred through March 31, 2002. During fiscal 2001 and 2002, the Company determined that permanent declines in the value one of the investments had occurred. As a result, the Company recorded write-downs of $400 and $96 during the years ended March 31, 2001 and 2002, respectively.

     Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2002, the Company determined that a permanent decline in value of certain investments had occurred and recorded a $5,626 write-down on the investments in and advances to these entities.

     Accounts Receivable: Accounts receivable are presented net of allowances of $2,143 and $1,337 as of March 31, 2001 and 2002, respectively. No customer accounted for 10% or more of the Company's revenues in the years ended March 31, 2000, 2001 and 2002. Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its probable losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been within management's expectations.

     Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

     Goodwill and Other Acquired Intangible Assets: Goodwill, representing the excess of purchase price over the fair value of net assets acquired, has been amortized on a straight-line basis over three years. Accumulated amortization was $3,880 and $9,223 at March 31, 2001 and 2002, respectively.

     Other acquired intangible assets, representing core technology, customer base, workforce, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, have been amortized on a straight line basis over three to four years. Accumulated amortization was $6,313 and $14,850 at March 31, 2001 and 2002, respectively.

     Relative to these assets, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, in July 2001. Major provisions of these Statements and their effective dates for the Company are as follows:

     - All business combinations initiated after June 30, 2001 are to be accounted for using the purchase method of accounting.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     - Effective April 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Beginning on April 1, 2002, annual goodwill amortization of approximately $5,300 and annual amortization of approximately $1,000 relating to intangible assets with indefinite lives will no longer be recognized. By March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing would be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Management does not believe that adoption of this standard will have a material effect on the financial position of the company.

     Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.

     In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS 121 and is effective April 1, 2002 for the Company. This statement is not anticipated to have a current material effect on the financial statements of the Company, but could have a future effect in the event that an asset impairment has occurred.

     Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company's products and the general availability of the products has been short. Consequently, prior to fiscal year 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs.

     During fiscal 2002, the Company capitalized $2,000 in software development costs of which $706 was acquired intellectual property from Active IQ. Prior to fiscal 2002, software development costs have been immaterial. In addition, the fair value of certain acquired capitalized software costs have been recorded (see note 2). All capitalized software is amortized on a straight-line basis over three years, and accumulated amortization was $328 at March 31, 2002.

     Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company's international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in shareholders' equity.

     Comprehensive Income (Loss): Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

     Advertising: The Company expenses the cost of advertising as it is incurred. Advertising expense for the years ended March 31, 2000, 2001 and 2002 was $1,290, $3,044 and $4,451, respectively.

     In June 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue is effective for periods beginning after December 15, 2001 and addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and should be deducted from revenue when recognized or (b) a cost incurred by the vendor for assets or services received from the reseller and should be included as a cost or expense when recognized. The Company enters into cooperative advertising programs with some of its resellers. When the Company receives an identifiable benefit in return for consideration, and the Company can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative advertising is accounted for as a reduction of revenue. EITF 00-25, will be adopted by the Company on April 1, 2002, and is not anticipated to have a material effect on its consolidated financial statements.

     Net Income (Loss) per Common Share: The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended March 31, 2001 and 2002, the Company incurred net losses and therefore, basic and diluted per share amounts are the same. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method), of 1,595, 2,005 and 1,191 shares for the years ended March 31, 2000, 2001 and 2002, respectively.

     Options and warrants to purchase 175, 906 and 3,607 shares of common stock were outstanding at March 31, 2000, 2001, and 2002, but were excluded from the computation of common share equivalents because they were antidilutive.

     Stock-based Compensation: The Company utilizes the intrinsic value method for stock-based compensation. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option.

     Fair Value of Financial Instruments: The Company's financial instruments including cash and cash equivalents, short-term marketable securities, long-term marketable securities, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications: Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the presentation used in 2002.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

2. BUSINESS COMBINATIONS

     On September 29, 1999, the Company merged with InfoAccess, Inc. (InfoAccess) in a transaction accounted for as a pooling-of-interests. In recording the combination, the Company's consolidated statements of operations for the year ended March 31, 1999 were combined with that of InfoAccess for the year ended December 31, 1998. InfoAccess net income of $213 for the three months ended March 31, 1999 was included in the Company's accumulated deficit for the year ended March 31, 2000.

     In connection with the merger, the former shareholders and option holders of InfoAccess common stock received shares and options of Stellent, Inc. common stock at the rate of .31230 shares of Stellent, Inc. common stock for each share of InfoAccess common stock. The Company issued a total of 1,803 shares of Stellent, Inc. common stock in exchange for all outstanding shares of InfoAccess common stock and reserved 377 shares of common stock for issuance upon the exercise of InfoAccess options assumed by the company pursuant to the merger agreement. All costs associated with completion of this acquisition, approximately $1,972, were expensed as incurred.

     On July 10, 2000, the Company acquired the Information Exchange Division ("IED" now referred to as "SCD") of eBT International, Inc. (formerly Inso Corporation ("Inso")). SCD is a producer of software products used in mobile and wireless device viewing technologies, applications and Web file conversions. The total cost of the acquisition, including transaction costs, was approximately $55,270. The transaction was accounted for under the purchase method of accounting and, accordingly, the acquired net assets were recorded at their estimated fair values at the date of acquisition. The following table presents the allocation of the purchase price:

In-process research and development.........................   $10,400
Core technology.............................................    13,200
Customer base...............................................     3,500
Workforce...................................................     3,000
Capitalized software........................................     2,800
Trademarks..................................................     1,700
Other intangibles...........................................     1,400
Excess of cost over fair value of net assets acquired.......    15,212
Net fair value of tangible assets acquired and liabilities
  assumed...................................................     4,058
                                                               -------
Purchase price..............................................   $55,270
                                                               =======

     In connection with the acquisition of SCD, $10,400 of purchased in-process research and development was charged to operations. The fair values of the in-process research and development projects acquired were estimated utilizing a discounted economic income method which is based on estimates of operating results and capital expenditures for an eight to ten year estimated life including a life-cycle phase out beginning in year seven to nine and a risk adjusted discount rate of 26.0%. Since the acquisition date these projects have been completed and the Company has begun to receive the resulting benefits. The purchased in-process research and development consisted of the following:

     OIVT Symbian Viewer -- The Symbian Viewer technology is a port of the Outside in Viewer Technology to the Symbian operating system platform. The technology is targeted at wireless devices built on the Symbian platform that require viewing business documents. This project was estimated to be 75% complete as of the acquisition date. At the date of acquisition, the fair value of the project was $3,000 and

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     the total cost to complete the project was estimated to be approximately $500, primarily consisting of engineering salaries. The project was completed as expected in August 2000.

     WML Export -- The WML Export technology adds value to any wireless application that requires access to documents created in current legacy word processing, spreadsheet, and presentation applications. WML Export is designed to be incorporated into a server-side application with no additional software requirements on the wireless device beyond a WAP-compatible micro-browser. This project was estimated to be 50% complete as of the acquisition date with the Beta Version of WML Export for Windows NT having been released on March 15, 2000 and SCD focusing on an additional beta release. At the date of acquisition the fair value of the project was $1,000 and the total cost to complete the project was estimated to be approximately $10, primarily consisting of engineering salaries. The project was completed as expected in July 2000.

     XML Export -- XML Export provides fully attributed access to a wide range of business documents through XML using an Inso defined DTD. This project includes development of an enterprise grade XML-based transformation architecture applicable to a wide range of conversion markets. As of the acquisition date, the Beta 2 version was in the market and SCD was focused on reaching the final release. This project was estimated to be 95% complete as of the acquisition date. At the date of acquisition, the fair value of the project was $6,400 and the total cost to complete the project was estimated to be approximately $55, primarily consisting of engineering salaries. The project was completed as expected in July 2000.

     On July 10, 2001, the Company acquired certain assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200 shares of Stellent common stock. The acquisition was valued at approximately $5,600, including transaction costs, with approximately $4,600 of the purchase price allocated to goodwill, $500 to intangible assets and $500 to property and equipment. Goodwill related to this acquisition has not been amortized.

3. RELATED PARTY TRANSACTIONS

     In December 2001 Stellent entered into a note receivable of $3.5 million with a distributor. Through March 2002, the distributor had paid the minimum payments required under the note receivable with its own cash, and at the end of March 2002, it paid off the remaining note receivable with short-term bridge financing. The distributor completely repaid this short-term bridge financing in April 2002 through a traditional banking relationship. The short-term bridge financing was provided at normal market rates by Beartooth Capital, a venture financing organization controlled and funded by Robert Olson, a shareholder and chairman of Stellent. There was no relationship prior to the bridge financing, and there is no existing relationship between Beartooth Capital and the distributor. Furthermore, Stellent provided no compensation or guarantees to Beartooth Capital or Robert Olson for the short-term bridge financing, nor was Stellent otherwise involved in this transaction.

     At March 31, 2002, the Company held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in a publicly traded company listed on Nasdaq, Active IQ, in which the Company owned 5.4%, exclusive of warrants. Investments in these companies were made with the intention of giving the Company opportunities to have new technologies developed for the Company or to give the Company leverage into certain vertical markets that the Company may not otherwise be able to obtain on its own. The value of these investments at March 31, 2002 is approximately $3.1 million. At March 31, 2002, the market value of the Company's equity in Active IQ was approximately $127 more than our investment value of $1,158. The offsetting amount does not effect the

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

consolidated statements of operations but is shown as "accumulated other comprehensive income (loss)" in the shareholders' equity section on the consolidated balance sheet.

     During the year ended March 31, 2002, the Company recognized license revenue of approximately $2,000 from companies in which we had an equity investment, with approximately $1,400 from Active IQ in December 2001. At March 31, 2002, the Company had an account receivable balance of $125 associated from these transactions. License revenue recognized for the years ended March 31, 2000 and 2001 from companies in which we had an equity investment was approximately $300 and $2,400, respectively. The Company also acquired intellectual property from Active IQ in April 2001 for approximately $700, which was capitalized and is being amortized over a three-year period.

     Certain officers and a director of the Company also held an investment in Active IQ during the year, approximating 2%, excluding warrants. These investments were sold at no gain during the year.

     During fiscal 2000, the Company entered into a sales agreement with a company whose president and CEO is a member of Stellent, Inc.'s Board of Directors. Revenue of $340 was recorded under this contract during the year ended March 31, 2000. No revenue was recorded under this agreement for the years ended March 31, 2001 and 2002.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 MARCH 31,
                                                              ----------------
                                                               2001     2002
                                                              ------   -------
Equipment and furniture.....................................  $5,456   $ 9,342
Leasehold improvements......................................   1,141     1,066
                                                              ------   -------
                                                               6,597    10,408
Less accumulated depreciation...............................   2,546     4,354
                                                              ------   -------
                                                              $4,051   $ 6,054
                                                              ======   =======

5. SHAREHOLDERS' EQUITY

     Series A Convertible Preferred Stock: The Company previously issued $4,000 of Series A 5% convertible preferred stock, in the form of 800 units, each consisting of one share of $5.00 stated value preferred stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.18. By March 31, 2000 all preferred shares were converted into common shares of the Company.

     Common Stock: On July 8, 1999, the Company completed a secondary stock offering, including the underwriters' over allotment option of 3,715 shares of its common stock and received net proceeds of approximately $27,000. On March 9, 2000, the Company completed a secondary offering of 2,305 shares of its common stock and received net proceeds of approximately $100,000.

     On April 10, 2000, 520 shares of the underwriters' over allotment option from the Company's March 9, 2000 secondary offering were issued for net proceeds of $22,646.

     Warrants: The Company has 433 stock purchase warrants with exercise prices of $5.18 to $45.93 outstanding at March 31, 2002. The warrants expire on various dates through September 2005.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In February 2000, the Company issued a warrant with a five-year term in exchange for various product related marketing services. The warrant entitles the holder to purchase 150 shares of the Company's common stock at an exercise price of $35.89 per share. An independent valuation of the warrant was used to value the marketing services received at $460. During fiscal 2001, the Company issued 75 additional warrants for product related marketing services at an average exercise price of $42.78 per share. These services were valued at $248.

     Stock Repurchase: In April 2000, the board of directors authorized the repurchase of up to $10,000 of the Company's common stock at a price not exceeding $20 per share. In September 2001, the board of directors authorized the repurchase of up to $20,000 of the Company's common stock at a price not exceeding $15 per share. During fiscal 2002, the Company reacquired 261 shares of common stock at a cost of $3,592 which was equal to the fair value of the shares on the date acquired.

     Stock Options: The Company maintains the 1994-1997 Stock Option Plan, the 1997 Director Stock Option Plan, the 1999 Employee Stock Option and Compensation Plan, the 2000 Employee Stock Incentive Plan and the 2000 Stock Incentive Plan (collectively, the "Plan"), pursuant to which options and other awards to acquire an aggregate of 3,100, 300, 1,000, 2,300 and 3,100 shares, respectively, of the Company's common stock may be granted. The Company integrated all previously granted options into the Plan. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability.

     Certain options have exercise prices less than the fair market value of the Company's common stock on the date of the grant. The Company recognizes the compensation element of these grants over the vesting period of the related options, generally five years. The options generally vest over periods of one to five years.

     Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              2000     2001     2002
                                                              -----    -----    -----
Risk free interest rates....................................   6.8%     5.7%     5.2%
Dividend yield..............................................    --       --       --
Volatility factor of expected market price of company's
  stock.....................................................    75%      85%     105%
Weighted average expected life of options (years)...........   4.0      4.0      4.0

     The Company's pro forma information had the fair value method been used is as follows:

                                                           YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                       2000        2001        2002
                                                      -------    --------    --------
Pro forma net loss..................................  $(1,359)   $(20,333)   $(56,166)
Pro forma net loss per common share, basic and
  diluted...........................................     (.08)       (.95)      (2.52)

     These pro forma results are not representative of future effects of applying this method for the year ended March 31, 2000 because they do not take into consideration the pro forma effect of grants made prior to 1996.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the Company's stock option activity, and related information through March 31, 2002 is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------    --------------
Outstanding as of April 1, 1999.............................   2,299        $ 3.68
  Granted...................................................   1,159         12.70
  Exercised.................................................  (1,059)         3.37
  Forfeited.................................................    (249)         5.00
                                                              ------
Outstanding as of March 31, 2000............................   2,150          8.51
  Granted...................................................   3,780         35.60
  Exercised.................................................    (649)         7.66
  Forfeited.................................................    (259)        26.28
                                                              ------
Outstanding as of March 31, 2001............................   5,022         27.25
  Granted...................................................   2,215         18.26
  Exercised.................................................    (326)        10.43
  Forfeited.................................................    (500)        25.24
                                                              ------
Outstanding as of March 31, 2002............................   6,411        $25.12
                                                              ======

                                                                    MARCH 31,
                                                            -------------------------
                                                            2000      2001      2002
                                                            -----    ------    ------
Options exercisable at end of year........................    696       627     1,898
                                                            =====    ======    ======
Weighted-average fair value of options granted during the
  year....................................................  $7.13    $23.06    $13.43
                                                            =====    ======    ======

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about the stock options outstanding at March 31, 2002:

                                        OPTIONS OUTSTANDING
                                -----------------------------------        OPTIONS EXERCISABLE
                                WEIGHTED-AVERAGE                      ------------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICE    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
 $0.20 -  $0.99         39            2.3               $ 0.23              39           $ 0.23
 $1.00 -  $2.99          1            7.5                 1.61               1             1.61
 $3.00 -  $3.99        251            4.9                 3.19             192             3.17
 $4.00 -  $5.99        147            5.8                 5.08             110             5.02
 $6.00 -  $7.99        371            7.1                 7.26             127             7.17
 $8.00 -  $9.99        157            7.4                 8.81              53             8.76
$10.00 - $14.99      1,005            9.5                13.59             187            13.56
$15.00 - $19.99        724            8.7                17.36             165            17.35
$20.00 - $29.99        958            8.9                24.37             136            24.32
$30.00 - $39.99      2,148            8.5                36.96             727            37.46
$40.00 - $49.99        570            8.6                42.63             151            42.84
$50.00 - $59.99         32            8.7                52.79               8            52.79
$60.00 - $69.99          8            8.7                63.50               2            63.50
                     -----                                               -----
                     6,411            8.4               $25.12           1,898           $23.96
                     =====                                               =====

6. EMPLOYEE BENEFIT PLANS

     The Company maintains pre-tax salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees who have reached the age of 21. Total Company contributions to the plans for the years ended March 31, 2000, 2001, and 2002 were $41, $536 and $1,086, respectively.

     During fiscal 2000, the Company adopted an employee stock purchase plan (the Plan), which allows eligible employees to purchase stock of the Company at 85% of its fair market value through elected payroll deductions equal up to 10% of their compensation. During fiscal 2001 and 2002, 21 and 46 shares of common stock had been purchased under the Plan, respectively. Employees did not purchase any stock under this plan prior to fiscal 2001.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES

     Due to net operating loss carryforwards through March 2002, the Company has recorded no current income tax provision. The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2002
                                                              --------    --------
Deferred tax liabilities:
  Depreciation..............................................  $    (52)   $   (134)
Deferred tax assets:
  Deferred revenue..........................................        --       2,078
  Accounts receivable and other reserves....................       750         699
  Net operating loss carryforwards..........................    15,346      19,387
  Amortization of intangibles...............................     6,292       9,303
  Foreign tax credits.......................................       150         240
  Prepaid license agreement.................................       499         464
  Permanent investment write-down...........................        --       1,311
  Research and development credit carryforward..............        --       1,405
  Other.....................................................       395         530
                                                              --------    --------
                                                                23,380      35,283
Valuation allowance.........................................   (18,486)    (30,389)
                                                              --------    --------
     Net deferred tax asset.................................  $  4,894    $  4,894
                                                              ========    ========

     Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $53,400 at March 31, 2002, which begin to expire in 2011. These NOL's are subject to annual utilization limitations due to prior ownership changes.

     Although realization of the net deferred tax asset is not assured, the Company believes that it is more likely than not that the net deferred tax asset will be realized as it relates to timing differences resulting from book and tax methods used for amortization of goodwill and intangible assets. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34.0% to income (loss) before taxes as a result of the following:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              2000     2001     2002
                                                              -----    -----    -----
Federal statutory rate......................................   34.0%   (34.0)%  (34.0)%
Research and development credits............................     --       --     (8.7)
Change in valuation allowance...............................  (46.0)    34.5     43.8
Other.......................................................   12.0      (.5)    (1.1)
                                                              -----    -----    -----
                                                                 --%      --%      --%
                                                              =====    =====    =====

8. COMMITMENTS AND CONTINGENCIES

     Operating leases -- The Company has entered into certain non-cancelable operating lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was, $710, $2,804 and $5,104 for the years ended March 31, 2000, 2001 and 2002, respectively.

     Minimum remaining rental commitments under operating leases net of sublease arrangements are as follows as of March 31, 2002:

For the year ended March 31,
  2003......................................................    $ 4,195
  2004......................................................      3,081
  2005......................................................      2,268
  2006......................................................      1,790
  2007......................................................      1,117
  Thereafter................................................      3,309
                                                                -------
                                                                $15,760
                                                                =======

     Software royalties -- The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon predetermined payment schedules. At March 31, 2001 and 2002, the Company recorded advanced royalties as prepaid expense of $4,305 and $6,394, respectively. Royalties are recognized as expense based on sales, and during the years ended March 31, 2000, 2001 and 2002 royalty expense totaled $1,061, $3,064 and $3,490.

                                 STELLENT, INC.

                         MARCH 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

9. SEGMENTS OF BUSINESS AND GEOGRAPHIC AREA INFORMATION

     The Company operates in a single reporting segment. A summary of the Company's operations by geographic area follows:

                                                         YEAR ENDED MARCH 31,
                                       --------------------------------------------------------
                                        2000        %       2001        %       2002        %
                                       -------    -----    -------    -----    -------    -----
Revenues:
United States........................  $18,444     82.5    $50,889     76.3    $68,407     77.4
Europe...............................    3,445     15.4      9,622     14.4      9,872     11.2
Canada...............................      320      1.4      4,913      7.4      5,614      6.4
Other................................      151      0.7      1,297      1.9      4,447      5.0
                                       -------    -----    -------    -----    -------    -----
Total revenues.......................  $22,360    100.0    $66,721    100.0    $88,340    100.0
                                       =======             =======             =======
Identifiable assets:
United States........................  $   874             $ 3,972             $ 5,105
Europe...............................       13                  66                 933
Other................................       --                  13                  16
                                       -------             -------             -------
Total................................  $   887             $ 4,051             $ 6,054
                                       =======             =======             =======

     Sales are attributed to countries or region based on the location of the customer.

10. SUBSEQUENT EVENT

  ACQUISITION

     On April 3, 2002, the Company acquired certain assets and assumed certain liabilities of Kinecta Corp., a provider of software infrastructure for digital networks, for approximately $2,500 in cash, excluding acquisition costs.

  RESTRUCTURING (UNAUDITED)

     On April 12, 2002, the Company announced it had taken steps to make the Company more efficient and developed and implemented a plan to return the Company to profitability and growth. This plan included a restructuring of the Company to strategically allocate and fully utilize it's resources. The Company is estimating restructuring costs of approximately $3 million that will be recorded in the first quarter of fiscal 2003, primarily related to severance payments.

  SHAREHOLDERS RIGHTS PLAN

     On May 29, 2002, the Board of Directors of the Company approved a shareholder rights plan which provides for fair and equal treatment of all shareholders in the event that an unsolicited attempt to acquire the Company. Under the plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company, payable to shareholders of record on June 13, 2002. Each right entitles the holder to purchase from the Company one-hundredth of a Series A junior participating preferred share of the Company at an exercise price of $75. The rights will separate from the common shares and a distribution for the rights will occur, subject to certain criteria, in the event an investor or group acquires fifteen percent or more of the Company's common stock. The rights are not exercisable until the distribution date and expire on June 13, 2012.

                                    EXHIBITS

FILE                   DESCRIPTION                                   REFERENCE
----                   -----------                                   ---------
 3.1    Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
        Incorporation                                of the Registrant's Form 8-K dated August
                                                     29, 2001
 3.2    Bylaws                                       Incorporated by reference to Exhibit 4.2
                                                     of the Registrant's Registration
                                                     Statement on Form S-8, File No. 333-75828
 4.1    Share Rights Agreement between the           Incorporated by reference to Exhibit 99.1
        Registrant and Wells Fargo Bank,             of the Registrant's Registration
        Minnesota, N.A., as Rights Agent, dated      Statement on Form 8-A12G, File No.
        as of May 29, 2002                           000-19817, filed June 3, 2002
 4.7    Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7
        common stock to Merrill, Lynch, Pierce,      of the Registrant's form 10-K for the
        Fenner & Smith dated February 22, 2000       year ended March 31, 2001
10.4    Stellent, Inc. 1994-1997 Stock Option and    Incorporated by reference to Exhibit A of
        Compensation Plan*                           the Registrant's Definitive Proxy
                                                     Statement Schedule 14A, filed with the
                                                     Securities and Exchange Commission July
                                                     28, 1998
10.28   InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
        as amended September 29, 1999                of the Registrant's Registration
                                                     statement on Form S-8, File No. 333-90843
10.29   InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
        as amended September 29, 1999                of the Registrant's Registration
                                                     statement on Form S-8, File No. 333-90843
10.30   Employment Agreement Dated August 1,         Incorporated by reference to Exhibit
        1999, by and between the Registrant and      10.30 of the Registrant's Form 10-Q for
        Robert F. Olson*                             the quarter ended September 30, 1999
10.31   Stellent, Inc. 1999 Employee Stock Option    Incorporated by reference to Exhibit
        and Compensation Plan                        10.31 of the Registrant's Form 10-Q for
                                                     the three months ended September 30, 1999
10.33   Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to
                                                     the Registrant's Definitive Proxy
                                                     statement on Schedule 14A, filed with the
                                                     Securities and Exchange Commission on
                                                     July 25, 2000
10.34   Stellent, Inc. amended and restated 2000     Incorporated by reference to Exhibit
        Employee Stock Incentive Plan*               10.34 of the Registrant's Form 10-Q for
                                                     the three months ended September 30, 2001
10.35   Stellent, Inc. 1997 Directors Stock          Incorporated by reference to Exhibit B of
        Option Plan*                                 the Registrant's Definitive Proxy
                                                     Statement Schedule 14A, filed with the
                                                     Securities and Exchange Commission July
                                                     28, 1998
10.36   Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of
        Plan*                                        the Registrant's Definitive Proxy
                                                     Statement filed with the Securities and
                                                     Exchange Commission July 29, 1999
10.37   Employment Agreement Dated April 1, 2001,    Incorporated by reference to Exhibit
        by and between the Registrant and Gregg      10.37 of the Registrant's Form 10-Q for
        A. Waldon*                                   the quarter ended June 30, 2001

FILE                   DESCRIPTION                                   REFERENCE
----                   -----------                                   ---------
10.38   Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
        2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
        Vernon J. Hanzlik*                           the quarter ended September 30, 2001
10.41   Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
        by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
        Ryan*                                        the quarter ended September 30, 2001
10.42   Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
        by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
        Berg*                                        the quarter ended September 30, 2001
10.43   Addendum to Employment Agreement dated       Electronic transmission
        March 27, 2002 by and between the
        Registrant and Gregg Waldon*
10.44   Addendum to Employment Agreement dated       Electronic transmission
        March 27, 2002 by and between the
        Registrant and Dan Ryan*
10.45   Addendum to Employment Agreement dated       Electronic transmission
        March 27, 2002 by and between the
        Registrant and Mitch Berg*
10.46   French Annex to the Stellent, Inc. 2000      Electronic transmission
        Stock Incentive Plan
11      Computation of earnings per share            Electronic transmission
21      Subsidiaries of Registrant                   Electronic transmission
23      Consent of Grant Thornton LLP                Electronic transmission
24      Power of Attorney                            Included on the signature page hereof

---------------
* Management contract, compensation plan or arrangement.