Form 10-Q
period 2002-06-30
STELLENT INC
filed 2002-08-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,406,830 shares as of August 6, 2002.

                                  STELLENT, INC.

                                    FORM 10-Q
                                      INDEX



                                                                                                       PAGE
                                                                                                       ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- June 30, 2002 and March 31, 2002..................   3

          Condensed Consolidated Statements of Operations - Three months ended
          June 30, 2002 and 2001.....................................................................   4

          Condensed Consolidated Statements of Cash Flows -- Three months ended
          June 30, 2002 and 2001.....................................................................   5

          Notes to the Condensed Consolidated Financial Statements...................................   6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations...........................................  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................  24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................................................  24
Item 2.   Changes in Securities and Use of Proceeds..................................................  24
Item 3.   Defaults upon Senior Securities............................................................  24
Item 4.   Submission of Matters to a Vote of Security Holders........................................  24
Item 5.   Other Information..........................................................................  24
Item 6.   Exhibits and Reports on Form 8-K...........................................................  24


SIGNATURES...........................................................................................  25

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       JUNE 30,        MARCH 31,
                                                         2002            2002
                                                      ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents ....................      $   8,302       $  15,493
  Short-term marketable securities .............         58,824          72,985
  Trade accounts receivable, net ...............         17,104          18,576
  Prepaid royalties ............................          3,186           3,383
  Prepaid expenses and other current assets ....          6,426           6,229
                                                      ---------       ---------
Total current assets ...........................         93,842         116,666

Long-term marketable securities ................         20,862           7,680
Property and equipment, net ....................          6,309           6,054
Investments and notes in other companies .......          2,409           3,122
Prepaid royalties, net of current ..............          2,690           3,011
Goodwill, net ..................................         12,703          11,332
Other acquired intangible assets, net ..........         10,739          11,356
Deferred income taxes ..........................          4,894           4,894
Other ..........................................          1,910           1,811
                                                      ---------       ---------

Total assets ...................................      $ 156,358       $ 165,926
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................      $   2,387       $   2,264
  Deferred revenues ............................          6,519           6,556
  Commissions payable ..........................            938           1,000
  Accrued expenses and other ...................          4,328           3,996
                                                      ---------       ---------
Total current liabilities ......................         14,172          13,816

Deferred revenue, net of current portion .......            123             123
                                                      ---------       ---------
Total liabilities ..............................         14,295          13,939
                                                      ---------       ---------

Shareholders' equity
  Common stock .................................            224             224
  Additional paid-in capital ...................        194,204         194,197
  Accumulated other comprehensive income (loss)            (252)             68
  Accumulated deficit ..........................        (52,113)        (42,502)
                                                      ---------       ---------
Total shareholders' equity .....................        142,063         151,987
                                                      ---------       ---------

Total liabilities and shareholders' equity .....      $ 156,358       $ 165,926
                                                      =========       =========



Note: The balance sheet at March 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                          2002           2001
                                                        --------       --------
Revenues:
  Product licenses ...............................      $ 11,118       $ 19,072
  Services .......................................         5,937          5,527
                                                        --------       --------
Total revenues ...................................        17,055         24,599
                                                        --------       --------

Cost of revenues:
  Product licenses ...............................         1,799          1,071
  Amortization of capitalized software from
    acquisitions .................................           474            233
  Services .......................................         3,076          2,984
                                                        --------       --------
Total cost of revenues ...........................         5,349          4,288
                                                        --------       --------

Gross profit .....................................        11,706         20,311
                                                        --------       --------

Operating expenses:
  Sales and marketing ............................        10,307         11,277
  General and administrative .....................         2,722          2,432
  Research and development .......................         4,724          4,151
  Amortization of intangible assets from
    acquisitions and other........................         1,661          3,148
  Restructuring charges ..........................         2,504             --
                                                        --------       --------
Total operating expenses .........................        21,918         21,008
                                                        --------       --------

Loss from operations .............................       (10,212)          (697)

Other:
  Interest income, net ...........................           601          1,258
                                                        --------       --------

Net income (loss) ................................      $ (9,611)      $    561
                                                        ========       ========

Net income (loss) per common share -- Basic ......      $  (0.43)      $   0.03
Net income (loss) per common share -- Diluted ....      $  (0.43)      $   0.02

Weighted average shares outstanding -- Basic .....        22,363         22,081
Weighted average shares outstanding -- Diluted ...        22,363         23,753



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         -----------------------
                                                                                           2002           2001
                                                                                         --------       --------
OPERATING ACTIVITIES:
   Net income (loss) ..............................................................      $ (9,611)      $    561
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization ................................................           895            267
     Amortization of intangible assets, acquisition expense and other .............         2,135          3,381
     Noncash restructuring charges ................................................            82             --
     Tax benefit from employee stock option exercises .............................            --            823
     Other ........................................................................            76             --

  CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF AMOUNTS ACQUIRED:
   Accounts receivable ............................................................         1,472         (3,463)
   Prepaid expenses and other current assets ......................................           321         (2,549)
   Accounts payable and other liabilities .........................................           123          1,254
   Accrued liabilities ............................................................           354         (1,141)
   Deferred revenue ...............................................................          (361)           254
   Accrued commissions ............................................................           (62)          (570)
   Income taxes payable ...........................................................            --           (823)
                                                                                         --------       --------
   Net cash flows used in operating activities ....................................        (4,576)        (2,006)
                                                                                         --------       --------

INVESTING ACTIVITIES:
   (Purchases) and maturities of marketable securities, net .......................           979         (4,621)
   Purchases of fixed assets ......................................................          (812)        (1,827)
   Acquisition ....................................................................        (2,790)            --
   (Purchases) and sales of investments in and notes with other companies .........            56         (1,394)
   Other ..........................................................................          (293)          (971)
                                                                                         --------       --------
   Net cash flows used in investing activities ....................................        (2,860)        (8,813)
                                                                                         --------       --------

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants ...........................             7          1,612
   Other ..........................................................................           (40)           (39)
                                                                                         --------       --------
   Net cash flows provided by (used in) financing activities ......................           (33)         1,573
                                                                                         --------       --------

Cumulative effect of foreign currency translation adjustment ......................           278           (203)
                                                                                         --------       --------
Net decrease in cash ..............................................................        (7,191)        (9,449)
Cash and equivalents, beginning of period .........................................        15,493         14,355
                                                                                         --------       --------
Cash and equivalents, end of period ...............................................      $  8,302       $  4,906
                                                                                         ========       ========

Non-cash investing activity -- Unrealized gain (loss) on investment ...............      $   (581)      $     85


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments have been recorded as necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Fiscal Year 2002 Annual Report on Form 10-K. The consolidated results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future period.

NOTE 2. USE OF ESTIMATES

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, allowance for bad debts, income taxes, commission expense accrual, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible

                                 STELLENT, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds a less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

One of these investments is publicly traded and is deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, this investment is reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income
(loss). No sales of available for sale investments have occurred through June 30, 2002. Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting.

Accounts Receivable: One customer accounted for 10% or more of the Company's revenues for the three months ended June 30, 2002 and no customer accounted for 10% or more of the Company's revenues for the three months ended June 30, 2001. Credit is extended based on an evaluation of the customer's financial condition and a cash deposit is generally not required. The Company estimates its probable losses on trade receivables on an ongoing basis and provides for anticipated losses in the period in which the revenues are recognized. Credit losses have historically been within management's expectations.

Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

Goodwill and Other Acquired Intangible Assets: On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed effective April 1, 2002 as described below:

Goodwill: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Beginning April 1, 2002, goodwill is no longer amortized.

Other acquired intangible assets: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, other acquired intangible assets, representing core technology, customer base, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, have been amortized on a straight line basis over three or four years. On April 1, 2002 upon adoption of SFAS 141 and SFAS 142 amortization of workforce, which had previously been classified as an other acquired intangible asset, ceased and the net unamortized balance of approximately $1.4 million was re-characterized as goodwill.

                                 STELLENT, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Currently, intangible amortization, which includes amortization of capitalized software and intangible assets from acquisitions, is expected to be approximately $8.5 million for the year-ended March 31, 2003.

The Company has completed a transitional impairment test of goodwill as of April 1, 2002. No impairment losses resulted from this transitional impairment testing during the quarter ended June 30, 2002.

The following is a summary of what reported net earnings would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized.

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                   -----------------------------------------
                                                                                  (In thousands)
                                                                       2002                        2001
                                                                   ----------------          ---------------
Net income(loss), as reported                                      $         (9,611)         $           561
Adjustments:
Amortization of goodwill                                                         --                    1,268
Amortization of acquired workforce                                               --                      250
                                                                   ----------------          ---------------
Net loss, as adjusted                                              $         (9,611)         $         2,079
                                                                   ================          ===============

Basic net income(loss) per share, as reported                      $          (0.43)         $          0.03
Amortization of goodwill                                                         --                     0.05
Amortization of acquired workforce                                               --                     0.01
                                                                   ----------------          ---------------
Basic net income(loss) per share, as adjusted                      $          (0.43)         $          0.09
                                                                   ================          ===============

Diluted net income(loss) per share, as reported                    $          (0.43)         $          0.02
Amortization of goodwill                                                         --                     0.05
Amortization of acquired workforce                                               --                     0.01
                                                                   ----------------          ---------------
Diluted net income(loss) per share, as adjusted                    $          (0.43)         $          0.08
                                                                   ================          ===============

As of June 30, 2002 and March 31, 2002, the company's balances of goodwill and other acquired intangibles were as follows (in thousands):

                                                     June 30, 2002  March 31, 2002
                                                     -------------  --------------
Goodwill, gross ....................................    $ 20,676       $ 20,676
Re-characterization of workforce, net ..............       1,371           --
                                                        --------       --------
Adjusted goodwill ..................................      22,047         20,676
Accumulated amortization ...........................      (9,344)        (9,344)
                                                        --------       --------
Goodwill, net ......................................    $ 12,703       $ 11,332
                                                        ========       ========

Other acquired amortizable intangibles, gross ......    $ 27,346       $ 26,085
Re-characterization of workforce, net to  Goodwill..      (1,371)          --
                                                        --------       --------
                                                          25,975         26,085
Accumulated amortization ...........................     (15,236)       (14,729)
                                                        --------       --------
Other acquired amortizable intangibles, net ........    $ 10,739       $ 11,356
                                                        ========       ========

                                 STELLENT, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Impairment of Indefinite-Lived Assets: The Company evaluates the recoverability of its long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.

In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS 121 and was effective April 1, 2002 for the Company. This statement did not have a material effect on the financial statements of the Company, but could have a future effect in the event that an asset impairment occurs.

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

As of June 30, 2002, the Company has approximately $1.9 million of capitalized software, net of accumulated amortization of approximately $0.5 million. We are generally amortizing this asset into Cost of Revenues over a three year period. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party. The capitalized software is broken down into four main projects, as follows:

- the Content Categorizer is a module sold by us for use in contributing large amounts of text-based content. This software was purchased in the June 30, 2001 quarter;

- the ExtraSite Server is a server sold by us and built on J2EE architecture for high-end web site consumption. We contracted with an outside independent entity to build this for the Company. The product was generally released in the June 30, 2002 quarter;

- the localization of certain of the Content Management Suite of products into French and German was done by an outside entity. These products were generally released in the September 30, 2001 quarter; and

- the OEM group purchased third party software to enhance the Company's development of multiple viewing and conversion products.

Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company's international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in shareholders' equity.

Comprehensive Income (Loss): Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

Advertising: The Company expenses the cost of advertising as it is incurred.

In June 2001, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue is effective for periods beginning after December 15, 2001 and addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and should be deducted from revenue when recognized or (b) a cost incurred by the vendor for assets or services received from the reseller and should be included as a cost or expense when recognized. The Company enters into cooperative advertising programs with some of its resellers. When the Company receives an identifiable benefit in return for consideration, and the Company can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative advertising is accounted

                                 STELLENT, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

for as a reduction of revenue. EITF 00-25, was adopted by the Company on April 1, 2002, and did not have a material effect on its consolidated financial statements as the Company's cooperative advertising was already being accounted for as required by EITF 00-25.

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

Reclassifications: Certain reclassifications have been made to the fiscal 2002 comparative financial statements to conform to the presentation used in fiscal 2003 first quarter financial statements. These reclassifications had no effect on total assets or net income as previously reported.


NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income/(loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Weighted average options to purchase shares of common stock were outstanding during the three months ended June 30, 2002 and 2001 but were excluded from the computation of diluted net loss per share if either the options exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive. For the quarter ended June 30, 2002, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.


NOTE 5. RESTRUCTURING CHARGES

In the first quarter of fiscal 2003, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of approximately 50 employees of approximately $2.1 million with the remaining $0.4 million related to the closing of facilities and other exit costs. At June 30, 2002, $0.7 million had been accrued and remained to be paid in connection with these charges.

The Company's restructuring charge in the quarter ended June 30, 2002 included an accrual of approximately $0.1 million for future lease payments, net of estimated sublease income that relates excess leased space. The Company based the accrual and its estimate of sublease income on consultations with real estate professionals in each of the markets where the properties are located to determine the best estimate of the accrual. However, if real estate markets continue to worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period in which such determination is made.


NOTE 6. SHAREHOLDER RIGHTS PLAN

On May 29, 2002, the Company's Board of Directors approved, adopted and entered into, a shareholder rights plan. The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company.

The plan is designed to enable the Company's stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the

                                 STELLENT, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

Under the plan, shareholders of record as of the close of business on June 13, 2002, will receive one right to purchase one-hundredth of a share of a newly created series of preferred stock at an exercise price of $75. The rights will be issued as a nontaxable dividend and will expire on June 13, 2012, unless earlier redeemed or exchanged. The rights are not immediately exercisable and will become exercisable only upon the occurrence of a person or group acquiring fifteen percent or more of the Company's common stock. If a person or group acquires fifteen percent or more of the Company's common stock, then all rights holders except the acquirer will be entitled to acquire shares of the Company's common stock having a value of twice the exercise price. The intended effect will be to discourage acquisitions of fifteen percent or more of the Company's common stock without negotiation with the board of directors.

NOTE 7. ACQUISITION

On April 3, 2002, the Company acquired certain assets and assumed certain liabilities of Kinecta Corporation, a provider of software infrastructure for digital networks, for approximately $2.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Companys actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

We develop, market, and service content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, Web pages, images, graphics, multimedia, CAD, and other files. Customers deploy Stellent Content Management System to help them leverage this enterprise content while streamlining the process of obtaining or accessing content from content creators and delivering it to content consumers --employees, partners, and customers -- so that informed, timely decisions can be made. In order to accomplish this mission, Stellent Content Management System fits seamlessly into existing business processes as well as into the IT infrastructure. Stellent Content Management System can be deployed to satisfy immediate needs at a line of business or departmental level as well as strategic needs at an enterprise level. Our customers are primarily located throughout the United States and Europe. We are responsible for developing our current business which was founded in 1990. In July 1996, we merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. In September 1999, we acquired InfoAccess, Inc. in a transaction accounted for as a pooling-of-interests. In July 2000, we acquired the Information Exchange Division (now called Software Components Division or SCD) of eBT International, Inc. (formerly Inso Corporation) in a transaction accounted for as a purchase. In July 2001, we acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries. This acquisition has been accounted for under the purchase method of accounting. On August 29, 2001, we changed our name to Stellent, Inc.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

Certain of our accounting policies are particularly important to develop an understanding of our financial position and results of operations. Application of many of these policies requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. In general, these estimates or judgments are based on the historical experience of our management, prevailing industry trends, information provided by our customers, and information available from other outside sources, each as appropriate. Actual results may differ from these estimates. The Company believes the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition: We currently derive all of our revenue from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

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


Expenses: Cost of revenues consists of technology royalties, costs to manufacture, package and distribute our products and related documentation, as well as personnel and other expenses related to providing services. Sales and marketing expenses consist primarily of employee salaries, commissions, and costs associated with marketing programs such as advertising, public relations and trade shows. Research and development expenses consist primarily of salaries and related costs associated with the development of new products, the enhancement of existing products and the performance of quality assurance and documentation activities. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting, insurance costs and provisions for doubtful accounts.


Software Development Cost: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of our products and the general availability of the products has been short. Consequently, prior to fiscal year 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs.


Other: Since our inception through June 30, 2002, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $52.1 million at June 30, 2002.

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

AMORTIZATION OF INTANGIBLES

We have acquired several companies or business assets since our inception. Under U.S. generally accepted accounting principles, we have accounted for certain of these acquisitions using the purchase method of accounting. We recorded cash paid and the market value of our common stock issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. During June 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets, which became effective for us on April 1, 2002. As a result of the issuance of SFAS No. 142, we ceased amortizing $12.7 million of goodwill and other indefinite-lived assets as of April 1, 2002. In lieu of amortization of these assets, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter. We completed this review during the first quarter of 2002. Amortization of goodwill and intangibles assets associated with business acquisitions was $2.1 million and $3.4 million in the three months ended June 30, 2002 and 2001 respectively. We currently have not recorded an impairment charge based upon the initial impairment test.

We assess the impairment of identifiable intangibles, indefinite-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following: significant underperformance of operating results relative to the expected historical or projected future operating results; significant changes in the manner of the use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; our stock price for a sustained period of time; and our market capitalization relative to our net book value.

When we determine that the carrying value of intangibles, indefinite-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above factors, we measure any impairment based on the following methodology:

Step 1. We will compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the units fair value, we will move on step two as described below. If a units fair value exceeds the carrying value, no impairment charge is necessary.

Step 2. We will perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting units goodwill. We will then compare the implied fair value of the reporting units goodwill with the carrying amount of the reporting units goodwill. If the carrying amount of the reporting units goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

We completed our transitional impairment test during the first quarter of fiscal year 2002. We did not record an impairment charge upon the completion of the initial review. Any impairment loss resulting from testing in the future will be recognized as a change in accounting principle.

RESULTS OF OPERATIONS

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------

                                                                      2002            2001
                                                                    ---------      ---------
Revenues:
Product licenses                                                         65%          78%
Services                                                                 35           22
                                                                        ---          ---
Total revenues                                                          100          100
                                                                        ===          ===

Cost of revenues:
Product licenses                                                         11            4
Amortization of capitalized software from acquisitions                    2            1
Services                                                                 18           12
                                                                        ---          ---
Total cost of revenues                                                   31           17
                                                                        ---          ---

Gross profit                                                             69           83

Operating expenses:
Sales and marketing                                                      60           46
General and administrative                                               16           10
Research and development                                                 28           17
Amortization of intangible assets from acquisitions and other            10           13
Restructuring charges                                                    15           --
                                                                        ---          ---
Total operating expenses                                                129           86
                                                                        ---          ---

Loss from operations                                                    (60)          (3)
Interest income and other, net                                            4            5
                                                                        ---          ---

Net income (loss)                                                       (56)%          2%
                                                                        ===          ===

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUES
Total revenues decreased by $7.5 million, or 31%, to $17.1 million for the three months ended June 30, 2002 from $24.6 million for the three months ended June 30, 2001. The decrease in revenues was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Product Licenses. Revenues for product licenses decreased by $8.0 million, or 42%, to $11.1 million for the three months ended June 30, 2002 from $19.1 million for the three months ended June 30, 2001. The decrease in revenues for product licenses was primarily attributable to delays in customer spending as a result of the general slowdown in the worldwide economy which has resulted in a reduction in overall spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $0.4 million or 7%, to $5.9 million for the three months ended June 30, 2002 from $5.5 million for the three months ended June 30, 2001. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 42% and post-contract customer support was 58% in the June 30, 2002 quarter, respectively, and 52% and 48% in the June 30, 2001 quarter, respectively. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $1.0 million or 25% to $5.3 million for the three months ended June 30, 2002 from $4.3 million for the three months ended June 30, 2001. Total cost of revenues as a percentage of total revenues was 31% for the three months ended June 30, 2002 compared to 17% for the three months ended June 30, 2001. Gross profit decreased by $8.6 million, or 42%, to $11.7 million for the three months ended June 30, 2002 from $20.3 million for the three months ended June 30, 2001. Total gross profit as a percentage of total revenues was 69% for the three months ended June 30, 2002 compared to 83% for the three months ended June 30, 2001. The decrease in gross profit dollars was primarily due to decreased revenues for product licenses.

Product Licenses. Cost of revenues for product licenses increased $0.7 million for the three months ended June 30, 2002 to $1.8 million from $1.1 million for the three months ended June 30, 2001. The increase in cost of revenues for product licenses was primarily attributable to the increased amortization of prepaid royalties and the increased amortization of capitalized software developed for us by a third party or purchased from a third party. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $0.6 million in the June 30, 2002 quarter.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.2 million for the three months ended June 30, 2002 to $0.4 million from $0.2 million for the three months ended June 30, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

Overall, gross profit as a percentage of revenues for product licenses decreased to 80% for the three months ended June 30, 2002 from 93% for the three months ended June 30, 2001. The decrease in gross profit dollars and percentage is primarily due to the reduction in revenues and the increase in cost of revenues for product license revenue.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $0.1 million or 3%, to $3.1 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 67% and post-contract customer support 33% in the June 30, 2002 quarter, respectively, and 74% and 26% in the June 30, 2001 quarter, respectively. Gross profit as a percentage of revenues for services was 48% for the three months ended June 30, 2002 compared to 46% for the three months ended June 30, 2001. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of consulting services personnel.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $1.0 million, or 9%, to $10.3 million for the three months ended June 30, 2002 from $11.3 million for the three months ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues were 60% for the three months ended June 30, 2002 compared to 46% for the three months ended June 30, 2001. The decrease in sales and marketing expense was primarily due to reduced commission expense and decreased staffing related to the restructuring of our company during the quarter ended June 30, 2002.

General and Administrative. General and administrative expenses increased $0.3 million, or 12% to $2.7 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001. General and administrative expenses as a percentage of total revenues were 16% for the three months ended June 30, 2002 compared to 10% for the three months ended June 30, 2001. General and administrative expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as a result of the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Research and Development. Research and development expenses increased by $0.6 million, or 14%, to $4.7 million for the three months ended June 30, 2002 from $4.1 million for the three months ended June 30, 2001. Research and development expenses as a percentage of total revenues were 28% for the three months ended June 30, 2002 compared to 17% for the three months ended June 30, 2001. The increase in research and development expenses was primarily due to increases in staffing and costs to support product enhancements.

Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives, of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month periods ended June 30, 2002 and $3.1 million for the three months ended June 30, 2001. See the discussion in the notes to the condensed consolidated financial statements regarding the adoption of new accounting pronouncements involving the amortization of intangible assets.

OTHER INCOME, NET

Net interest income was $0.6 million for the three months ended June 30, 2002 compared to net interest income of $1.3 million for the three months ended June 30, 2001. Net interest income for the three months ended June 30, 2002 and 2001 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined approximately 50% since June 2001.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2002 we had net operating loss carryforwards of approximately $53.4 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance of approximately $33.9 million as of June 30, 2002 on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues, private placements and public offerings of securities. Net cash used in operating activities was $4.6 million for the three months ended June 30, 2002, compared to net cash used by operating activities of $2.0 million for the three months ended June 30, 2001. The change in cash flow from operations is primarily due to the net loss in the period ended June 30, 2002.

To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the nine months ended June 30, 2002 and 2001 were $0.8 million and $1.8 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of June 30, 2002 we had $8.3 million in cash and equivalents, $79.7 million in marketable securities and $79.7 million in working capital. Net cash used in financing activities was not material for the three months ended June 30, 2002 and net cash provided by financing activities was approximately $1.6 million for the three months ended June 30, 2001.

We currently believe that the cash and equivalents and marketable securities on hand will be sufficient to meet our working capital requirements through our fiscal year 2003 and for the foreseeable future thereafter. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

The Company continues to evaluate potential strategic acquisitions that could utilize equity and, or, cash resources. Such opportunities could develop quickly due to market and competitive factors.


PRO FORMA NET INCOME/(LOSS) PER COMMON SHARE

In connection with our earnings releases and investor conference calls we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles and a special charge associated with the restructuring of our organization. This supplemental consolidated financial information is reported as pro forma earnings and earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (GAAP). We believe that such pro forma operating results better reflect our operational performance by providing a more meaningful measure of our ongoing operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our SEC filings and in our earnings releases.

                                                                 THREE MONTHS ENDED
                                                                       JUNE 30,

Supplemental information:                                         2002         2001
                                                               --------       --------

Net income (loss) .........................................    $ (9,611)      $    561
Add back charges:
  Amortization of acquired intangible assets and other ....       1,661          3,148
  Amortization of capitalized software from acquisitions...         474            233
  Restructuring charges ...................................       2,504             --
                                                               --------       --------
Total add back charges ....................................       4,639          3,381
                                                               --------       --------
Pro forma net income (loss) before pro forma income taxes..      (4,972)         3,942
Pro forma income taxes ....................................          --         (1,380)
                                                               --------       --------
Pro forma net income (loss) ...............................    $ (4,972)      $  2,562
                                                               ========       ========

Pro forma basic net income (loss) per share ...............    $  (0.22)      $   0.12

Pro forma diluted net income (loss) per share .............    $  (0.22)      $   0.11

Weighted average common shares outstanding -- Basic .......      22,363         22,081
Weighted average common shares outstanding -- Diluted .....      22,363         23,753

    The accompanying supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States.

    Pro forma net income per share is computed using the weighted average number of shares of Common Stock outstanding. The Company has included the dilutive effect of options and warrants for common stock as calculated using the treasury stock method. Periods with pro forma loss before income taxes do not include a tax benefit.


NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and other Acquired Intangible Assets: On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed effective April 1, 2002 as described below:

Goodwill: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Beginning April 1, 2002, goodwill is no longer amortized.

Other acquired intangible assets: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, other acquired intangible assets, representing core technology, customer base, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, have been amortized on a straight line basis over three or four years. On April 1, 2002 upon adoption of SFAS 141 and SFAS 142 amortization of workforce, which had previously been classified as an other acquired intangible asset, ceased and the net unamortized balance of approximately $1.4 million was re-characterized as goodwill. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Currently, intangible amortization is expected to be approximately $8.5 million for the year-ended March 31, 2003.

The Company has completed a transitional impairment test of goodwill as of April 1, 2002. No impairment losses resulted from this transitional impairment testing during the quarter ended June 30, 2002.

The following is a summary of what reported net earnings would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized.

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                       (In thousands)
                                                     2002          2001
                                                   -------       -------
Net income(loss), as reported ...............      $(9,611)      $   561
Adjustments:
Amortization of goodwill ....................           --         1,268
Amortization of acquired workforce ..........           --           250
                                                   -------       -------
Net loss, as adjusted .......................      $(9,611)      $ 2,079
                                                   =======       =======

Basic net income(loss) per share, as reported        $  (0.43)   $   0.03
Amortization of goodwill ....................              --        0.05
Amortization of acquired workforce ..........              --        0.01
                                                     --------    --------
Basic net income(loss) per share, as adjusted .      $  (0.43)   $   0.09
                                                     ========    ========

Diluted net income(loss) per share, as reported      $  (0.43)   $   0.02
Amortization of goodwill ......................            --        0.05
Amortization of acquired workforce ............            --        0.01
                                                     --------    --------
Diluted net income(loss) per share, as adjusted      $  (0.43)   $   0.08
                                                     ========    ========

As of June 30, 2002 and March 31, 2002, the company's balances of goodwill and other acquired intangibles were as follows (in thousands):

                                                     June 30, 2002   March 31, 2002
                                                     -------------   --------------
Goodwill, gross ..................................      $ 20,676       $ 20,676
Re-characterization of workforce, net ............         1,371             --
                                                        --------       --------
Adjusted goodwill ................................        22,047         20,676
Accumulated amortization .........................        (9,344)        (9,344)
                                                        --------       --------
Goodwill, net ....................................      $ 12,703       $ 11,332
                                                        ========       ========

Other acquired amortizable intangibles, gross ....      $ 27,346       $ 26,085
Re-characterization of workforce, net to  Goodwill        (1,371)            --
                                                        --------       --------
                                                          25,975         26,085
Accumulated amortization .........................       (15,236)       (14,729)
                                                        --------       --------
Other acquired amortizable intangibles, net ......      $ 10,739       $ 11,356
                                                        ========       ========


Impairment of Long-Lived Asset: In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS 121 and was effective April 1, 2002 for us. This statement did not have a current material effect on the financial statements of us, but could have a future effect in the event that an asset impairment has occurred.


Consideration Paid to Reseller: In June 2001, the Emerging Issues Task Force
(EITF) issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue is effective for periods beginning after December 15, 2001 and addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and should be deducted from revenue when recognized or (b) a cost incurred by the vendor for assets or services received from the reseller and should be included as a cost or expense when recognized. We enter into cooperative advertising programs with some of our resellers. When we receive an identifiable benefit in return for consideration, and we can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative advertising is accounted for as a reduction of revenue. EITF 00-25, was adopted by us on April 1, 2002, and did not have a material effect on our consolidated financial statements.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarter ended June 30, 2002 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of factors under the caption "Risk Factors" in the our Form 10-Q may not be exhaustive and that those or other factors, many of which are outside of the our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

Our revenues may not grow in future periods, may not grow at past rates and we may not achieve quarterly pro forma profitability. If we do not regain our recent pro forma profitability, the market price of our stock may fall. Our ability to regain our recent pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

Any failure to properly manage growth may have a material adverse effect on our business, operating results and financial condition. The rapid growth that we have experienced places significant challenges on our management, administrative and operational resources. To properly manage growth, we must, among other things, implement and improve additional and existing administrative, financial and operational systems, procedures and controls on a timely basis. We may need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and exploit existing and potential market opportunities. In connection with any expansion, we may increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and support and improve operational and financial systems. Our failure to generate additional revenue commensurate with an increase in operating expenses during any fiscal period could have a material adverse effect on our financial results for that period.

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

The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

-      variations in quarterly operating results;
-      changes in estimates by securities analysts;
-      changes in market valuations of companies in our industry;
-      announcements by us of significant events, such as major sales,
-      acquisitions of businesses or losses of major customers;
-      additions or departures of key personnel; and
-      sales of our equity securities.


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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

As of June 30, 2002, Robert F. Olson, our Chairman, holds approximately 10.1% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 14.5% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through June 30, 2002, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since June 2001. We believe that there may be future exposure to interest rate market risk.

Our investments are held in commercial paper which is affected by equity price market risk and other factors. We do not anticipate that exposure to these risks will have a material impact on us, due to the nature of our investments.

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


PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.

FILE                DESCRIPTION                                        REFERENCE

99          Certification pursuant to 18 U.S.C.         Electronic Transmission
            Section 1350, as adopted
            pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.
         A Current Report on Form 8-K dated May 29, 2002 was filed reporting the adoption by the registrant of a shareholder rights plan.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Stellent, Inc.
                                  -------------------------
                                  (Registrant)


Date: August 14, 2002             By:  /s/ Vernon J. Hanzlik
                                  --------------------------------------------
                                  Vernon J. Hanzlik,
                                  President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 14, 2002            By:  /s/ Gregg A. Waldon
                                  --------------------------------------------
                                  Gregg A. Waldon
                                  Chief Financial Officer,
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

FILE                DESCRIPTION                                        REFERENCE

99          Certification pursuant to 18 U.S.C.         Electronic Transmission
            Section 1350, as adopted
            pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.