Form 10-Q
period 2002-09-30
STELLENT INC
filed 2002-11-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002.

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM _____________________ TO _____________________.

                         COMMISSION FILE NUMBER 0-19817.

                                 STELLENT, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MINNESOTA                            41-1652566
       ------------------------------               ---------------
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

      7777 GOLDEN TRIANGLE DRIVE, EDEN PRAIRIE, MINNESOTA     55344-3736
      ----------------------------------------------------    ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,492,363 shares as of November 7, 2002.

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX


   PART I. FINANCIAL INFORMATION
                                                                                                           PAGE
                                                                                                           ----
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - September 30, 2002 and March 31, 2002....................3

            Condensed Consolidated Statements of Operations - Three and six months ended
            September 30, 2002 and 2001......................................................................4

            Condensed Consolidated Statements of Cash Flows - Six months ended
            September 30, 2002 and 2001......................................................................5

            Notes to Condensed Consolidated Financial Statements.............................................6

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................................................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................25

   Item 4.  Procedures and Controls..........................................................................26



   PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................................26

   Item 2.  Changes in Securities and Use of Proceed.........................................................26

   Item 3.  Defaults upon Senior Securities..................................................................26

   Item 4.  Submission of Matters to a Vote of Security Holders..............................................26

   Item 5.  Other Information................................................................................26

   Item 6.  Exhibits and Reports on Form 8-K.................................................................27


   SIGNATURES................................................................................................28

   CERTIFICATIONS............................................................................................29



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                SEPTEMBER 30,     MARCH 31,
                                                    2002            2002
                                                -------------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ...................   $   4,798      $  15,493
  Short-term marketable securities ............      66,832         72,985
  Trade accounts receivable, net ..............      18,120         18,576
  Prepaid royalties ...........................       3,068          3,383
  Prepaid expenses and other current assets ...       5,584          6,229
                                                  ---------      ---------
Total current assets ..........................      98,402        116,666

Long-term marketable securities ...............      11,398          7,680
Property and equipment, net ...................       5,674          6,054
Investments and notes in other companies ......       2,054          3,122
Prepaid royalties, net of current .............       2,382          3,011
Goodwill, net .................................      12,703         11,332
Other acquired intangible assets, net .........       8,604         11,356
Deferred income taxes .........................       4,894          4,894
Other .........................................       1,715          1,811
                                                  ---------      ---------

Total assets ..................................   $ 147,826      $ 165,926
                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................   $   2,190      $   2,264
  Deferred revenues ...........................       7,083          6,556
  Commissions payable .........................         958          1,000
  Accrued expenses and other ..................       4,447          3,996
                                                  ---------      ---------
Total current liabilities .....................      14,678         13,816

Deferred revenue, net of current portion ......          --            123
                                                  ---------      ---------
Total liabilities .............................      14,678         13,939
                                                  ---------      ---------

Shareholders' equity
  Common stock ................................         225            224
  Additional paid-in capital ..................     194,522        194,197
  Accumulated other comprehensive income (loss)        (612)            68
  Accumulated deficit .........................     (60,987)       (42,502)
                                                  ---------      ---------
Total shareholders' equity ....................     133,148        151,987
                                                  ---------      ---------

Total liabilities and shareholders' equity ....   $ 147,826      $ 165,926
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

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                             2002       2001(a)      2002       2001(a)
                                                           --------    --------    --------    --------
Revenues:
  Product licenses .....................................   $  9,600    $ 17,968    $ 20,717    $ 37,040
  Services .............................................      5,958       5,199      11,896      10,726
                                                           --------    --------    --------    --------
Total revenues .........................................     15,558      23,167      32,613      47,766
                                                           --------    --------    --------    --------

Cost of revenues:
  Product licenses .....................................      1,545         847       3,344       1,918
  Amortization of capitalized software from
    acquisitions .......................................        474         233         948         466
  Services .............................................      2,927       3,587       6,003       6,571
                                                           --------    --------    --------    --------
Total cost of revenues .................................      4,946       4,667      10,295       8,955
                                                           --------    --------    --------    --------

Gross profit ...........................................     10,612      18,500      22,318      38,811
                                                           --------    --------    --------    --------

Operating expenses:
  Sales and marketing ..................................      9,663      11,578      19,969      22,855
  General and administrative ...........................      2,360       2,475       5,083       4,907
  Research and development .............................      4,790       4,595       9,514       8,746
  Acquisition and related costs ........................        739          --         739          --
  Amortization of acquired intangible assets and
     other .............................................      1,662       3,251       3,323       6,399
  Restructuring charges ................................        839          --       3,343          --
                                                           --------    --------    --------    --------
Total operating expenses ...............................     20,053      21,899      41,971      42,907
                                                           --------    --------    --------    --------

Loss from operations ...................................     (9,441)     (3,399)    (19,653)     (4,096)

Other income (expense):
  Interest income, net .................................        567         981       1,168       2,239
  Investment impairment ................................         --      (2,223)         --      (2,223)
                                                           --------    --------    --------    --------

Net loss ...............................................   $ (8,874)   $ (4,641)   $(18,485)   $ (4,080)
                                                           ========    ========    ========    ========

Net loss per common share - Basic and diluted ..........   $  (0.40)   $  (0.21)   $  (0.83)   $  (0.18)

Weighted average common shares outstanding - Basic
  and diluted ..........................................     22,425      22,364      22,394      22,223



     (a) Certain prior year balances have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net loss as previously reported.

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2002        2001
                                                                        --------    --------
OPERATING ACTIVITIES
 Net loss ............................................................ $(18,485)   $ (4,080)
 Adjustments to reconcile net loss to cash used in operating activities: ........................................................
      Depreciation and amortization ..................................     1,727         762
      Amortization of intangible assets and other ....................     4,271       6,865
      Investment impairment ..........................................        --       2,223
      Noncash restructuring charges ..................................        82          --
      Tax benefit from employee stock option exercises ...............        --         868
      Other ..........................................................        76          --

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET
OF AMOUNTS ACQUIRED:
     Accounts receivable .............................................       456      (3,156)
     Prepaid expenses and other current assets .......................     1,579      (6,098)
     Accounts payable and other liabilities ..........................       (73)      1,648
     Accrued liabilities .............................................       487       1,700
     Deferred revenue ................................................        80        (306)
     Accrued commissions .............................................       (42)     (1,539)
     Income taxes payable ............................................        --        (868)
                                                                        --------    --------

Net cash flows used in operating activities ..........................    (9,842)     (1,981)
                                                                        --------    --------

INVESTING ACTIVITIES:
    Maturities of marketable securities, net .........................     2,435       1,438
    Purchases of fixed assets ........................................      (816)     (2,279)
    Acquisition costs ................................................    (2,790)       (100)
    Purchases of investments and notes in other companies ............        --      (2,060)
    Proceeds from notes receivable ...................................        50          --
    Other ............................................................      (293)       (990)
                                                                        --------    --------

Net cash flows used in investing activities ..........................    (1,414)     (3,991)
                                                                        --------    --------

FINANCING ACTIVITIES:
    Proceeds form exercise of stock options and warrants .............        51       1,654
    Proceeds from issuance of stock under Employee Stock Purchase
     Plan ............................................................       332          --
    Other ............................................................      (112)        (68)
                                                                        --------    --------

Net cash flows provided by financing activities ......................       271       1,586
                                                                        --------    --------

Cumulative effect of foreign currency translation adjustment .........       290          89
                                                                        --------    --------

Net decrease in cash .................................................   (10,695)     (4,297)
Cash and equivalents, beginning of period ............................    15,493      14,355
                                                                        --------    --------

Cash and equivalents, end of period ..................................  $  4,798    $ 10,058
                                                                        ========    ========

Non-cash investing activity-Unrealized gain (loss) on investment .....  $   (952)   $     85
                                                                        ========    ========

Non-cash financing activity-Issuance of common stock for acquisition..  $     --    $  5,496
                                                                        ========    ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments have been recorded as necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Fiscal Year 2002 Annual Report on Form 10-K. The consolidated results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future period.

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

Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

One of these investments is in a publicly traded security and is deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, this investment is reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income (loss). No sales of available for sale investments have occurred in the current fiscal year through September 30, 2002. Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting.

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

Goodwill: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Beginning April 1, 2002, goodwill is no longer amortized.

Other acquired intangible assets: The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, other acquired intangible assets, representing core technology, customer base, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, are amortized on a straight line basis over three or four years. On April 1, 2002, amortization of workforce, which had previously been classified as another acquired intangible asset, ceased and the net unamortized balance of approximately $1.4 million was re-characterized as goodwill.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Currently, intangible amortization, which includes amortization of capitalized software and intangible assets from acquisitions, is expected to be approximately $8.5 million for the year-ended March 31, 2003.

The Company has completed a transitional impairment test of goodwill as of April 1, 2002. No impairment losses resulted from this transitional impairment testing during the three and six month periods ended September 30, 2002.

The following is a summary of what reported net earnings would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized (in thousands, except per share data):



                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                        =======================   ========================
                                           2002         2001         2002          2001
                                        ==========   ==========   ==========    ==========
Net loss as reported                    $   (8,874)  $   (4,641)  $  (18,485)   $   (4,080)
Adjustments:
Amortization of goodwill                        --        1,389           --         2,657
Amortization of acquired workforce              --          250           --           500
                                        ----------   ----------   ----------    ----------

Net loss, as adjusted                   $   (8,874)  $   (3,002)  $  (18,485)   $     (923)
                                        ==========   ==========   ==========    ==========

Basic and diluted net loss per share,
as reported                             $    (0.40)  $    (0.21)  $    (0.83)   $    (0.18)
Amortization of goodwill                        --         0.07           --          0.12
Amortization of acquired workforce              --         0.01           --          0.02
                                        ----------   ----------   ----------    ----------

Basic and diluted net loss per share,
as adjusted                             $    (0.40)  $    (0.13)  $    (0.83)   $    (0.04)
                                        ==========   ==========   ==========    ==========




As of September 30, 2002 and March 31, 2002, the company's balances of goodwill and other acquired intangibles were as follows (in thousands):



                                                         SEPTEMBER 30,       MARCH 31,
                                                             2002              2002
                                                         =============       =========
Goodwill, gross                                            $ 20,676           $ 20,676
Re-characterization of workforce, net                         1,371                 --
                                                           --------           --------

Adjusted goodwill                                            22,047             20,676
Accumulated amortization                                     (9,344)            (9,344)
                                                           --------           --------

Goodwill, net                                              $ 12,703           $ 11,332
                                                           ========           ========

Other acquired amortizable intangibles, gross              $ 27,346           $ 26,085
Re-characterization of workforce, net to goodwill            (1,371)                --
                                                           --------           --------
                                                             25,975             26,085
Accumulated amortization                                    (17,371)           (14,729)
                                                           --------           --------

Other acquired amortizable intangibles, net                $  8,604           $ 11,356
                                                           ========           ========


                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets, including goodwill, whenever an event or circumstances indicate an impairment may have occurred and when net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.

In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and was effective April 1, 2002 for the Company. This statement did not have a material effect on the financial statements of the Company, but could have a future effect in the event that an asset impairment occurs.

Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company's products and the general availability of the products has been short. Prior to fiscal year 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs. Beginning in fiscal year 2002, the Company has contracted with third parties to have software developed for the Company or has purchased software from third parties.

As of September 30, 2002, the Company had approximately $1.7 million of capitalized software, net of accumulated amortization of approximately $0.7 million. We are generally amortizing this asset into Cost of Revenues over a three year period. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party. The capitalized software is broken down into four main projects, as follows:

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

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

For cooperative advertising programs with some of its resellers, when the Company receives an identifiable benefit in return for consideration, and the Company can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received, the cooperative advertising is accounted for as a reduction of revenue.

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

Recent Accounting Pronouncements: In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operation.

Recently Passed Legislation: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

Reclassifications: Certain reclassifications have been made to the fiscal 2002 comparative financial statements to conform to the presentation used in fiscal 2003 financial statements. These reclassifications had no effect on total assets or net income as previously reported.


NOTE 4. BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares outstanding of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the three and six months ended September 30, 2002 and 2001, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

NOTE 5. RESTRUCTURING CHARGES

In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised primarily of $2.1 million in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $0.4 million related to the closing of facilities and other exit costs. At September 30, 2002, no amounts remained to be paid in connection with these charges.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $0.8 million. The additional restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs. At September 30, 2002, $0.6 million had been accrued and remained to be paid in connection with these charges.

The Company's restructuring charge in the quarters ended September 30, 2002 and June 30, 2002 included an accrual of approximately $0.4 million and $0.1 million, respectively, for future lease payments, net of estimated sublease income that relates to excess leased space. The Company based the accruals and estimate of sublease income on consultations with real estate professionals in each of the markets where the properties are located to determine the best estimate of the accrual. If real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period in which such determination is made.

NOTE 6. SHAREHOLDER RIGHTS PLAN

On May 29, 2002, the Company's Board of Directors approved, adopted and entered into, a shareholder rights plan. The plan is similar to plans adopted by many other companies, and was not adopted in response to any attempt to acquire the Company.

The plan is designed to enable the Company's stockholders to realize the full value of their investment by providing for fair and equal treatment of all stockholders in the event that an unsolicited attempt is made to acquire the Company. Adoption of the shareholder rights plan is intended to guard shareholders against abusive and coercive takeover tactics.

Under the plan, shareholders of record as of the close of business on June 13, 2002, received one right to purchase one-hundredth of a share of a newly created series of preferred stock at an exercise price of $75. The rights were issued as a nontaxable dividend and will expire on June 13, 2012, unless earlier redeemed or exchanged. The rights are not immediately exercisable and will become exercisable only upon the occurrence of a person or group acquiring fifteen percent or more of the Company's common stock. If a person or group acquires fifteen percent or more of the Company's common stock, then all rights holders except the acquirer will be entitled to acquire shares of the Company's common stock having a value of twice the exercise price. The intended effect is to discourage acquisitions of fifteen percent or more of the Company's common stock without negotiation with the board of directors.

NOTE 7. ACQUISITION

On April 3, 2002, the Company acquired certain assets and assumed certain liabilities of Kinecta Corporation, a provider of software infrastructure for digital networks, for approximately $2.5 million in cash.


NOTE 8.  SUBSEQUENT EVENT

In October 2002, the Company terminated 28 employees as part of a plan to reduce its costs. The restructuring costs are anticipated to be approximately $0.3 million to $0.4 million and to be comprised primarily of severance pay and benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

We develop, market, and service content management software with the primary focus of helping organizations derive maximum value from their content that is created in the normal course of business such as Microsoft Office documents, Web pages, images, graphics, multimedia, CAD, and other files. Customers deploy the Stellent Content Management System to help them leverage this enterprise content while streamlining the process of obtaining or accessing content from content creators and delivering it to content consumers --employees, partners, and customers -- so that informed, timely decisions can be made. In order to accomplish this mission, the Stellent Content Management System fits seamlessly into existing business processes as well as into the IT infrastructure. The Stellent Content Management System can be deployed to satisfy immediate needs at a line of business or departmental level as well as strategic needs at an enterprise level. Our customers are primarily located throughout the United States and Europe. We are responsible for developing our current business which was founded in 1990. In July 1996, we merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. In September 1999, we acquired InfoAccess, Inc. in a transaction accounted for as a pooling-of-interests. In July 2000, we acquired the Information Exchange Division (now called Software Components Division or SCD) of eBT International, Inc. (formerly Inso Corporation) in a transaction accounted for as a purchase. In July 2001, we acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries. This acquisition was accounted for under the purchase method of accounting. On August 29, 2001, we changed our name to Stellent, Inc.

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

Revenue Recognition: We currently derive all of our revenue from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

Software Development Cost: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically, the period between achieving technological feasibility of our products and the general availability of the products has been short. Prior to fiscal year 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs. Beginning in fiscal year 2002, the Company has contracted with third parties to have software developed for the Company or has purchased software from third parties.

Other: Since our inception through September 30, 2002, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of approximately $61.0 million at September 30, 2002.

Beginning in calendar 2002 and through October 2002, we have implemented several cost cutting measures, including a reduction in work force of approximately 32% since our December 2001 quarter. These cost controlling and reducing measures are in response to the current economic slowdown both in the United States and internationally and were primarily in the research and development, marketing and general and administrative areas. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results.

AMORTIZATION OF INTANGIBLES

We have acquired several companies or business assets since our inception. Under U.S. generally accepted accounting principles, we have accounted for certain of these acquisitions using the purchase method of accounting. We recorded cash paid and the market value of our common stock issued in connection with such acquisitions and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which became effective for us on April 1, 2002. As a result of the issuance of SFAS No. 142, we ceased amortizing $12.7 million of goodwill and other indefinite-lived assets as of April 1, 2002. In lieu of amortization of these assets, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter. Amortization of goodwill and intangibles assets associated with business acquisitions was $2.1 million and $3.5 million in the three months ended September 30, 2002 and 2001, respectively, and $4.3 million and $6.9 million in the six months ended September 30, 2002 and 2001, respectively.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following: significant underperformance of operating results relative to the expected historical or projected future operating results; significant changes in the manner of the use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; our stock price declines for a sustained period of time; and our market capitalization declines relative to our net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above factors, we measure any impairment based on the following methodology:

Step 1. We compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on step two as described below. If a unit's fair value exceeds the carrying value, no impairment charge is necessary.

Step 2. We perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This yields an implied fair value for the reporting unit's goodwill. We then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

We completed our transitional impairment test during the first quarter of fiscal year 2003. We did not record an impairment charge upon the completion of the initial review. Any impairment loss resulting from testing in the future will be recognized on the annual testing date or whenever an impairment event occurs.


THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES
Total revenues decreased by $7.6 million, or 33%, to $15.6 million for the three months ended September 30, 2002 from $23.2 million for the three months ended September 30, 2001. The decrease in revenues was primarily attributable to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Product Licenses. Revenues for product licenses decreased by $8.4 million, or 47%, to $9.6 million for the three months ended September 30, 2002 from $18.0 million for the three months ended September 30, 2001. The decrease in revenues for product licenses was primarily attributable to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $0.8 million or 15%, to $6.0 million for the three months ended September 30, 2002 from $5.2 million for the three months ended September 30, 2001. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 39% and post-contract customer support was 61% in the September 30, 2002 quarter, respectively, and 47% and 53%, respectively, in the September 30, 2001 quarter. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $0.3 million or 6% to $4.9 million for the three months ended September 30, 2002 from $4.6 million for the three months ended September 30, 2001. Total cost of revenues as a percentage of total revenues was 32% for the three months ended September 30, 2002 compared to 20% for the three months ended September 30, 2001. Gross profit decreased by $7.9 million, or 43%, to $10.6 million for the three months ended September 30, 2002 from $18.5 million for the three months ended September 30, 2001. Total gross profit as a percentage of total revenues was 68% for the three months ended September 30, 2002 compared to 80% for the three months ended September 30, 2001. The decrease in gross profit dollars and percentage was primarily due to decreased revenues for product licenses due primarily to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Product Licenses. Cost of revenues for product licenses increased $0.7 million for the three months ended September 30, 2002 to $1.5 million from $0.8 million for the three months ended September 30, 2001. The increase in cost of revenues for product licenses was primarily attributable to the increased amortization of prepaid royalties and the increased amortization of capitalized software developed for us by a third party or purchased from a third party. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $0.8 million in the September 30, 2002 quarter and $0.3 million in the September 30, 2001 quarter.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.2 million for the three months ended September 30, 2002 to $0.4 million from $0.2 million for the three months ended September 30, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $0.7 million, or 18%, to $2.9 million for the three months ended September 30, 2002 from $3.6 million for the three months ended September 30, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 68% and post-contract customer support 32% in the September 30, 2002 quarter and 77% and 23%, respectively, in the September 30, 2001 quarter, respectively. Gross profit as a percentage of revenues for services was 51% for the three months ended September 30, 2002 compared to 31% for the three months ended September 30, 2001. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of existing consulting services personnel and reductions in the number of consulting services employees related to restructurings.


OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $1.9 million, or 17%, to $9.7 million for the three months ended September 30, 2002 from $11.6 million for the three months ended September 30, 2001. Sales and marketing expenses as a percentage of total revenues were 62% for the three months ended September 30, 2002 compared to 50% for the three months ended September 30, 2001. The decrease in sales and marketing expense was primarily due to reduced commission expense and decreased staffing related to the restructuring of our company during the quarter ended September 30, 2002.

General and Administrative. General and administrative expenses decreased $0.1 million, or 4% to $2.4 million for the three months ended September 30, 2002 from $2.5 million for the three months ended September 30, 2001. General and administrative expenses as a percentage of total revenues were 15% for the three months ended September 30, 2002 compared to 11% for the three months ended September 30, 2001. General and administrative expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as a result of the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Research and Development. Research and development expenses increased by $0.2 million, or 4%, to $4.8 million for the three months ended September 30, 2002 from $4.6 million for the three months ended September 30, 2001. Research and development expenses as a percentage of total revenues were 31% for the three months ended September 30, 2002 compared to 20% for the three months ended September 30, 2001. The increase in research and development expenses was primarily due to increased costs to support product enhancements.

Acquisition and Related Costs. Acquisition and related costs were primarily related to a potential transaction with a Japanese company that would have given us new wireless technologies and an avenue to generate revenues for our content management products. After proceeding with the due-diligence, it was determined that the company was not situated well enough for us to accomplish previously established goals. The acquisition costs of approximately $0.7 million represent expenses associated with this project, which include funds that we advanced to the company for a trade show, product integration testing, test marketing costs of the products and other.

Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives, of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month period ended September 30, 2002 and $3.3 million for the three months ended September 30, 2001. The decrease in amortization expense was primarily due to the adoption of SFAS as described above under "Amortization of Intangibles."

Restructuring Charges. In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Net interest income was $0.6 million for the three months ended September 30, 2002 compared to net interest income of $1.0 million for the three months ended September 30, 2001. Net interest income for the three months ended September 30, 2002 and 2001 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined approximately 40% since September 2001.

SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES

Total revenues decreased by $15.2 million, or 32%, to $32.6 million for the six months ended September 30, 2002 from $47.8 million for the six months ended September 30, 2001. The decrease in revenues was primarily attributable to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Product Licenses. Revenues for product licenses decreased by $16.3 million, or 44%, to $20.7 million for the six months ended September 30, 2002 from $37.0 million for the six months ended September 30, 2001. The decrease in revenues for product licenses was primarily attributable to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $1.2 million or 11%, to $11.9 million for the six months ended September 30, 2002 from $10.7 million for the six months ended September 30, 2001. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 40% and post-contract customer support was 60% for the six months ended September 30, 2002 and 50% and 50%, respectively, for the six months ended September 30, 2001. The increase in revenues for services was primarily attributable to a larger installed base of products.


COST OF REVENUES

Total cost of revenues increased by $1.3 million or 15% to $10.3 million for the six months ended September 30, 2002 from $9.0 million for the six months ended September 30, 2001. Total cost of revenues as a percentage of total revenues was 32% for the six months ended September 30, 2002 compared to 19% for the six months ended September 30, 2001. Gross profit decreased by $16.5 million, or 42%, to $22.3 million for the six months ended September 30, 2002 from $38.8 million for the six months ended September 30, 2001. Total gross profit as a percentage of total revenues was 68% for the six months ended September 30, 2002 compared to 81% for the six months ended September 30, 2001. The decrease in gross profit dollars was primarily attributable to a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Product Licenses. Cost of revenues for product licenses increased $1.4 million for the six months ended September 30, 2002 to $3.3 million from $1.9 million for the six months ended September 30, 2001. The increase in cost of revenues for product licenses was primarily attributable to the increased amortization of prepaid royalties and capitalized software developed for us by a third party or purchased from a third party, and the fluctuation in product mix. The fixed costs associated with the amortization of the prepaid royalties and capitalized software was approximately $1.4 million for the six months ended September 30, 2002 and $0.7 million for the six months ended September 30, 2001.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.4 million for the six months ended September 30, 2002 to $0.9 million from $0.5 million for the six months ended September 30, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $0.6 million or 9%, to $6.0 million for the six months ended September 30, 2002 from $6.6 million for the six months ended September 30, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 67% and post-contract customer support 33% in the six months ended September 30, 2002 and 76% and 24%, respectively, for the six months ended September 30, 2001. Gross profit as a percentage of revenues for services was 50% for the six months ended September 30, 2002 compared to 39% for the six months ended September 30, 2001. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of existing consulting services personnel and reductions in the number of consulting services employees related to restructurings.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $2.9 million, or 13%, to $20.0 million for the six months ended September 30, 2002 from $22.9 million for the six months ended September 30, 2001. Sales and marketing expenses as a percentage of total revenues were 61% for the six months ended September 30, 2002 compared to 48% for the six months ended September 30, 2001. The decrease in sales and marketing expense was primarily due to reduced commission expense as a result of decreased sales and decreased staffing related to the restructuring of our company during the six months ended September 30, 2002.

General and Administrative. General and administrative expenses increased $0.2 million, or 4% to $5.1 million for the six months ended September 30, 2002 from $4.9 million for the six months ended September 30, 2001. General and administrative expenses as a percentage of total revenues were 16% for the six months ended September 30, 2002 compared to 10% for the six months ended September 30, 2001. General and administrative expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as a result of a shortfall in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Research and Development. Research and development expenses increased by $0.8 million, or 9%, to $9.5 million for the six months ended September 30, 2002 from $8.7 million for the six months ended September 30, 2001. Research and development expenses as a percentage of total revenues were 29% for the six months ended September 30, 2002 compared to 18% for the six months ended September 30, 2001. The increase in research and development expenses was primarily due to increased costs to support product enhancements.

Acquisition and Related Costs. Acquisition and related costs were primarily related to a potential transaction with a Japanese company that would have given us new wireless technologies and an avenue to generate revenues for our content management products. After proceeding with the due-diligence, it was determined that the company was not situated well enough for us to accomplish previously established goals. The acquisition costs of approximately $0.7 million represent expenses associated with this project, which include funds that we advanced to the company for a trade show, product integration testing, test marketing costs of the products and other.

Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives, of six years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of six years. Intangible amortization and other expense was $3.3 million for the six month periods ended September 30, 2002 and $6.4 million for the six months ended September 30, 2001. The decrease in amortization expense was primarily due to the adoption of SFAS as described above under "Amortization of Intangibles."

Restructuring Charges. In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised primarily of $2.1 million in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $0.4 million related to the closing of facilities and other exit costs. In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Net interest income was $1.2 million for the six months ended September 30, 2002 compared to net interest income of $2.2 million for the six months ended September 30, 2001. Net interest income for the six months ended September 30, 2002 and 2001 was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined approximately 40% since September 2001.


NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2002 we had net operating loss carryforwards of approximately $53.4 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance of approximately $38.3 million as of September 30, 2002 on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.


LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used in operating activities was $9.8 million for the six months ended September 30, 2002, compared to net cash used by operating activities of $2.0 million for the six months ended September 30, 2001. The change in cash flow used in operations is primarily due to the net loss in the six month period ended September 30, 2002.

To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the six months ended September 30, 2002 and 2001 were $0.8 million and $2.3 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of September 30, 2002 we had $4.8 million in cash and equivalents, $78.2 million in marketable securities and $83.7 million in working capital. Net cash used in investing activities was approximately $1.4 million and net cash provided by financing activities was approximately $0.3 million for the six months ended September 30, 2002.

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

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

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

Supplemental information (in thousands, except per share amounts):



                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
SUPPLEMENTAL INFORMATION:                                      2002       2001(a)      2002       2001(a)
                                                             --------    --------    --------    --------
Net loss ...............................................     $ (8,874)   $ (4,641)   $(18,485)   $ (4,080)
Add back charges:
  Amortization of acquired intangible assets and
    other (b) ..........................................        1,662       3,251       3,323       6,399
  Amortization of capitalized software from
    acquisitions .......................................          474         233         948         466
  Acquisition and related costs ........................          739          --         739          --
  Restructuring charges ................................          839          --       3,343          --
  Investment impairment ................................           --       2,223          --       2,223
                                                             --------    --------    --------    --------
Total add back charges .................................        3,714       5,707       8,353       9,088
                                                             --------    --------    --------    --------
Pro forma net income (loss) before pro forma income
    taxes ..............................................       (5,160)      1,066     (10,132)      5,008
Pro forma income taxes .................................           --        (373)         --      (1,753)
                                                             --------    --------    --------    --------
Pro forma net income (loss) ............................     $ (5,160)   $    693    $(10,132)   $  3,255
                                                             ========    ========    ========    ========

Pro forma basic net income (loss) per share ............     $  (0.23)   $   0.03    $  (0.45)   $   0.15

Pro forma diluted net income (loss) per share ..........     $  (0.23)   $   0.03    $  (0.45)   $   0.14

Weighted average common shares outstanding - Basic .....       22,425      22,364      22,394      22,223

Weighted average common shares outstanding - Diluted ...       22,425      23,617      22,394      23,685



(a) Certain prior year balances have been reclassified to conform to the current year's presentation. These reclassifications had no effect on pro forma net income or loss as previously reported.

(b) In accordance with implementation of FAS 142, the Company stopped amortizing goodwill effective April 1, 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

Goodwill and other Acquired Intangible Assets: On July 20, 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after September 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.

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

Other acquired intangible assets: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, other acquired intangible assets, representing core technology, customer base, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, have been amortized on a straight line basis over three or four years. On April 1, 2002 upon adoption of SFAS 141 and SFAS 142 amortization of workforce, which had previously been classified as another acquired intangible asset, ceased and the net unamortized balance of approximately $1.4 million was re-characterized as goodwill. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Currently, intangible amortization is expected to be approximately $8.5 million for the year-ended March 31, 2003.

The Company has completed a transitional impairment test of goodwill as of April 1, 2002. No impairment losses resulted from this transitional impairment testing.

The following is a summary of what reported net earnings would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized (in thousands, except per share amounts).


                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                2002         2001         2002          2001
                                             ==========   ==========   ==========    ==========
Net loss as reported                         $   (8,874)  $   (4,641)  $  (18,485)   $   (4,080)
Adjustments:
Amortization of goodwill                             --        1,389           --         2,657
Amortization of acquired workforce                   --          250           --           500
                                             ----------   ----------   ----------    ----------

Net loss, as adjusted                        $   (8,874)  $   (3,002)  $  (18,485)   $     (923)
                                             ==========   ==========   ==========    ==========

Basic and diluted net loss per share,
as reported                                  $    (0.40)  $    (0.21)  $    (0.83)   $    (0.18)
Amortization of goodwill                             --         0.07           --          0.12
Amortization of acquired workforce                   --         0.01           --          0.02
                                             ----------   ----------   ----------    ----------

Basic and diluted net loss per share,
as adjusted                                  $    (0.40)  $    (0.13)  $    (0.83)   $    (0.04)
                                             ==========   ==========   ==========    ==========

As of September 30, 2002 and March 31, 2002, the company's balances of goodwill and other acquired intangibles were as follows (in thousands):

                                                  SEPTEMBER 30,    MARCH 31,
                                                      2002           2002
                                                    ========       ========
Goodwill, gross                                     $ 20,676       $ 20,676
Re-characterization of workforce, net                  1,371             --
                                                    --------       --------

Adjusted goodwill                                     22,047         20,676
Accumulated amortization                              (9,344)        (9,344)
                                                    --------       --------
Goodwill, net                                       $ 12,703       $ 11,332
                                                    ========       ========

Other acquired amortizable intangibles, gross       $ 27,346       $ 26,085
Re-characterization of workforce, net to Goodwill     (1,371)            --
                                                    --------       --------
                                                      25,975         26,085
Accumulated amortization                             (17,371)       (14,729)
                                                    --------       --------

Other acquired amortizable intangibles, net         $  8,604       $ 11,356
                                                    ========       ========




Impairment of Long-Lived Asset: In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121 and was effective April 1, 2002 for us. This statement did not have a current material effect on the financial statements of us, but could have a future effect in the event that an asset impairment has occurred.

Consideration Paid to Reseller: In June 2001, the Emerging Issues Task Force
(EITF) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue is effective for periods beginning after December 15, 2001 and addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and should be deducted from revenue when recognized or (b) a cost incurred by the vendor for assets or services received from the reseller and should be included as a cost or expense when recognized. We enter into cooperative advertising programs with some of our resellers. When we receive an identifiable benefit in return for consideration, and we can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative advertising is accounted for as a reduction of revenue. EITF 00-25, was adopted by us on April 1, 2002, and did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements: In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operation.

Recently Passed Legislation: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarter ended September 30, 2002 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of factors under the caption "Risk Factors" in our Form 10-Q may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

WE MAY NOT BE PROFITABLE IN THE FUTURE.

Our revenues may not grow in future periods and we may not achieve quarterly pro forma profitability. If we do not regain our pro forma profitability, the market price of our stock may fall. Our ability to regain our pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

Any failure to properly manage growth may have a material adverse effect on our business, operating results and financial condition. Periods of rapid growth that we have experienced have placed significant challenges on our management, administrative and operational resources. To properly manage growth, we must, among other things, implement and improve additional and existing administrative, financial and operational systems, procedures and controls on a timely basis. We may need to expand our finance, administrative and operations staff. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. Management may not be able to hire, train, integrate, retain, motivate and manage required personnel and may not be able to successfully identify, manage and exploit existing and potential market opportunities. In connection with any expansion, we may increase our operating expenses to expand our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, broaden services and support and improve operational and financial systems. Our failure to generate additional revenue commensurate with an increase in operating expenses during any fiscal period could have a material adverse effect on our financial results for that period.

WE DEPEND ON THE CONTINUED SERVICE OF OUR KEY PERSONNEL.

We are a small company and depend greatly on the knowledge and experience of our senior management team and other key personnel. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue, engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT AND VIEWING SOFTWARE PRODUCTS FOR OUR REVENUES.

We currently derive all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not continue to increase employee productivity and to increase revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. We currently have no patents and one pending patent application. Without significant patent or copyright protection, we may be vulnerable to competitors who develop functionally equivalent products. We may also be subject to claims that our current products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

As of September 30, 2002, Robert F. Olson, our Chairman, holds approximately 10.1% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 14.5% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through September 30, 2002, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 40% since September 2001. We believe that there may be future exposure to interest rate market risk.

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

ITEM 4. PROCEDURES AND CONTROLS

(a) Our chief executive officer and our chief financial officer, after having evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 4, 2002 the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.



       PROPOSAL                                           IN FAVOR                 WITHHELD                AGAINST
       ---------                                          --------                 --------                -------
1.     Election of Directors:
       Robert F. Olson                                   20,193,218                  715,819                  --
       Vernon J. Hanzlik                                 20,186,375                  722,662                  --
       Michael W. Ferro, Jr.                             19,369,695                1,539,342                  --
       Kenneth H. Holec                                  19,370,313                1,538,724                  --
       Raymond A. Tucker                                 20,194,476                  714,561                  --
       Steven C. Waldron                                 19,368,313                1,540,724                  --

2.    Approve the amendment and restatement
       of the 1997 Director Stock Option Plan to
       increase the aggregate number of shares of
       common stock authorized to be issued
       thereunder from 300,000 to 500,000 shares.        12,993,187                   22,109                7,893,741

3.    Ratification   of the   appointment of Grant
       Thornton LLP as independent auditors for
       the Company for fiscal year March 31, 2003.       20,812,368                   11,412                   85,257


ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.


FILE     DESCRIPTION                                 REFERENCE
----     ------------------                          ---------

99.1     Certification by Vernon J. Hanzlik,         Electronic Transmission
         President and Chief Executive Officer,
         pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.

99.2     Certification by Gregg A. Waldon,           Electronic Transmission
         Chief Financial Officer, Secretary
         and Treasurer, pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002.


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


                                         Stellent, Inc.
                                         -------------------------
                                         (Registrant)


Date: November 14, 2002             By:  /s/ Vernon J. Hanzlik
                                         --------------------------------------
                                         Vernon J. Hanzlik,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  November 14, 2002            By:  /s/ Gregg A. Waldon
                                         -------------------------------------
                                         Gregg A. Waldon
                                         Chief Financial Officer,
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                  CERTIFICATION


I, Vernon J. Hanzlik, President and Chief Executive Officer, certify that:


1.     I have reviewed this quarterly report on Form 10-Q of Stellent, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


       a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


       b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                               /S/ Vernon J. Hanzlik
                                               ---------------------
                                                 Vernon J. Hanzlik
                                       President and Chief Executive Officer

                                  CERTIFICATION

I, Gregg A. Waldon, Chief Financial Officer, Secretary and Treasurer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Stellent, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;


4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


       a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


       b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):


       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                             /S/ Gregg A. Waldon
                                             -------------------
                                               Gregg A. Waldon
                              Chief Financial Officer, Secretary and Treasurer

FILE     DESCRIPTION                                 REFERENCE
----     -----------                                 ---------

99.1     Certification by Vernon J. Hanzlik,         Electronic Transmission
         President and Chief Executive Officer,
         pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.

99.2     Certification by Gregg A. Waldon,           Electronic Transmission
         Chief Financial Officer, Secretary
         and Treasurer, pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002.