Form 10-Q
period 2002-12-31
STELLENT INC
filed 2003-02-14
CIK 867347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

                         COMMISSION FILE NUMBER 0-19817.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 21,983,706 shares as of February 13, 2003.

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 2002 and March 31, 2002.....................       3

         Condensed Consolidated Statements of Operations - Three and nine months ended
         December 31, 2002 and 2001.......................................................................       4

         Condensed Consolidated Statements of Cash Flows - Nine months ended
         December 31, 2002 and 2001.......................................................................       5

         Notes to the Condensed Consolidated Financial Statements.........................................       6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.................................................      15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................      28

Item 4.  Procedures and Controls..........................................................................      28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      28

Item 2.  Changes in Securities and Use of Proceeds .......................................................      28

Item 3.  Defaults upon Senior Securities..................................................................      29

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      29

Item 5.  Other Information................................................................................      29

Item 6.  Exhibits and Reports on Form 8-K.................................................................      29

SIGNATURES................................................................................................      30
CERTIFICATIONS............................................................................................      31

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              DECEMBER 31,           MARCH 31,
                                                                                                  2002                  2002
                                                                                              ------------           ---------
ASSETS
Current assets:
  Cash and cash equivalents ..................................................                 $  32,238             $  15,493
  Short-term marketable securities ...........................................                    34,872                72,985
  Trade accounts receivable, net .............................................                    19,503                18,576
  Prepaid royalties ..........................................................                     2,901                 3,383
  Prepaid expenses and other current assets ..................................                     4,465                 6,229
                                                                                               ---------             ---------
Total current assets .........................................................                    93,979               116,666

Long-term marketable securities ..............................................                     9,860                 7,680
Property and equipment, net ..................................................                     5,187                 6,054
Investments in and notes with other companies ................................                     1,272                 3,122
Prepaid royalties, net of current ............................................                     1,953                 3,011
Goodwill, net ................................................................                    12,703                11,332
Other acquired intangible assets, net ........................................                     6,338                11,356
Deferred income taxes ........................................................                     4,894                 4,894
Other ........................................................................                     1,537                 1,811
                                                                                               ---------             ---------

Total assets .................................................................                 $ 137,723             $ 165,926
                                                                                               =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................                 $   1,823             $   2,264
  Deferred revenues ..........................................................                     6,936                 6,556
  Commissions payable ........................................................                     1,123                 1,000
  Accrued expenses and other .................................................                     4,435                 3,996
                                                                                               ---------             ---------
Total current liabilities ....................................................                    14,317                13,816

Deferred revenue, net of current portion .....................................                        --                   123
                                                                                               ---------             ---------
Total liabilities ............................................................                    14,317                13,939
                                                                                               ---------             ---------

Shareholders' equity
  Common stock ...............................................................                       220                   224
  Additional paid-in capital .................................................                   192,115               194,197
  Accumulated other comprehensive income (loss) ..............................                      (637)                   68
  Accumulated deficit ........................................................                   (68,292)              (42,502)
                                                                                               ---------             ---------
Total shareholders' equity ...................................................                   123,406               151,987
                                                                                               ---------             ---------

Total liabilities and shareholders' equity ...................................                 $ 137,723             $ 165,926
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

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               DECEMBER 31,                      DECEMBER 31,
                                                                          2002             2001             2002             2001
                                                                        --------         --------         --------         --------
Revenues:
  Product licenses .............................................        $  9,650         $ 21,563         $ 30,367         $ 58,603
  Services .....................................................           6,358            5,005           18,254           15,731
                                                                        --------         --------         --------         --------
Total revenues .................................................          16,008           26,568           48,621           74,334
                                                                        --------         --------         --------         --------

Cost of revenues:

  Product licenses .............................................           1,676            1,569            5,020            3,487
  Amortization of capitalized software from acquisitions .......             474              256            1,422              722
  Services .....................................................           2,877            3,463            8,880           10,034
                                                                        --------         --------         --------         --------
Total cost of revenues .........................................           5,027            5,288           15,322           14,243
                                                                        --------         --------         --------         --------

Gross profit ...................................................          10,981           21,280           33,299           60,091
                                                                        --------         --------         --------         --------

Operating expenses:
  Sales and marketing ..........................................           9,606           12,827           29,575           35,682
  General and administrative ...................................           2,836            2,603            7,919            7,510
  Research and development .....................................           3,049            4,211           12,563           12,957
  Acquisition and related costs ................................             263               --            1,002               --
  Amortization of acquired intangible assets and other .........           1,661            3,139            4,984            9,538
  Restructuring charges ........................................             674               --            4,017               --
                                                                        --------         --------         --------         --------
Total operating expenses .......................................          18,089           22,780           60,060           65,687
                                                                        --------         --------         --------         --------

Loss from operations ...........................................          (7,108)          (1,500)         (26,761)          (5,596)

Other:
  Interest income, net .........................................             453              699            1,621            2,938
  Investment impairment ........................................            (650)              --             (650)          (2,223)
                                                                        --------         --------         --------         --------

Net loss .......................................................        $ (7,305)        $   (801)        $(25,790)        $ (4,881)
                                                                        ========         ========         ========         ========

Net loss per common share - Basic and diluted ..................        $  (0.33)        $  (0.04)        $  (1.15)        $  (0.22)

Weighted average common shares outstanding -
Basic and diluted ..............................................          22,312           22,336           22,367           22,260

Note: Certain prior year balances have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net loss as previously reported.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                            2002           2001
                                                                                          --------       --------
OPERATING ACTIVITIES
 Net loss ..........................................................................      $(25,790)      $ (4,881)
 Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization ................................................         2,691          1,171
      Amortization of intangible assets and other ..................................         6,406         10,260
      Investment impairment ........................................................           650          2,223
      Tax benefit from employee stock option exercises .............................            --          1,516
      Other ........................................................................           193             --

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF AMOUNTS ACQUIRED:
     Accounts receivable ...........................................................          (927)        (6,246)
     Prepaid expenses and other current assets .....................................         3,294         (6,788)
     Accounts payable and other liabilities ........................................          (441)         1,845
     Accrued liabilities ...........................................................           476           (165)
     Deferred revenue ..............................................................            63           (153)
     Accrued commissions ...........................................................           123            208
     Income taxes payable ..........................................................            --         (1,516)
                                                                                          --------       --------

Net cash flows used in operating activities ........................................       (13,262)        (2,526)
                                                                                          --------       --------

INVESTING ACTIVITIES:
    Maturities of marketable securities, net .......................................        35,933         10,272
    Purchases of fixed assets ......................................................        (1,149)        (2,965)
    Acquisition costs ..............................................................        (2,790)          (100)
    Purchases of investments in and notes with other companies .....................            --         (6,555)
    Other ..........................................................................          (243)        (1,336)
                                                                                          --------       --------

Net cash flows provided by (used in) investing activities ..........................        31,751           (684)
                                                                                          --------       --------

FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants ...........................            82          3,326
    Proceeds from issuance of stock under Employee Stock Purchase Plan .............           332             --
    Repurchase of common stock .....................................................        (2,500)        (2,578)
    Other ..........................................................................           (54)           455
                                                                                          --------       --------

Net cash flows provided by (used in) financing activities ..........................        (2,140)         1,203
                                                                                          --------       --------

Cumulative effect of foreign currency translation adjustment .......................           396            (41)
                                                                                          --------       --------

Net increase (decrease) in cash ....................................................        16,745         (2,048)
Cash and equivalents, beginning of period ..........................................        15,493         14,355
                                                                                          --------       --------

Cash and equivalents, end of period ................................................      $ 32,238       $ 12,307
                                                                                          ========       ========

Non-cash investing activity-Unrealized gain (loss) on investment ...................      $ (1,084)      $  1,870
                                                                                          ========       ========

Non-cash financing activity-Issuance of common stock for acquisition ...............      $     --       $  5,496
                                                                                          ========       ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments have been recorded as necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Fiscal Year 2002 Annual Report on Form 10-K. The consolidated results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for any future period.

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

Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer under i) a signature license agreement, which is signed by both the customer and the Company, or ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Collectibility is probable and supported. The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support ("PCS") components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

The Company's direct customers typically enter into perpetual license arrangements. The Company's OEM group generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-base license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company's consulting services are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company's consulting services to facilitate the adoption of the Company's technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company's customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification obligations in its arrangements for the Company's software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company's software products or services.

Warranties: The Company generally warrants its software products for a period of 30 to 90 days from the date of delivery and estimates probable product warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability. Factors that may affect the warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. Warranty costs incurred have not been material.

Cost of Revenues: The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company also expenses all technical support service costs associated with service revenue as cost of revenues.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds a less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees. These investments, except as described in the following paragraph, are accounted for using the cost method of accounting.

One of these investments is in a publicly traded security and is deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, this investment is reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income (loss). No sales of available for sale investments have occurred in the current fiscal year through December 31, 2002.

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

Goodwill: The Company recognizes the excess cost of an acquired entity over the fair value of assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests whenever an impairment is indicated. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Beginning April 1, 2002, as a result of adopting SFAS 142, goodwill is no longer amortized.

Other acquired intangible assets: The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite in which case the accounting method is the same method used for goodwill. Currently, other acquired intangible assets, representing core technology, customer base, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, are amortized on a straight line basis over three or four years. On April 1, 2002, amortization of workforce, which had previously been classified as another acquired intangible asset, ceased and the net unamortized balance of approximately $1.4 million was re-characterized as goodwill.

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

The Company has completed its transitional impairment test of goodwill as of April 1, 2002. No impairment losses resulted from this transitional impairment test.

SFAS No. 142 requires the Company to perform an annual impairment testing, which the Company has elected to do in the fourth quarter of its fiscal year. The Company has completed its annual impairment testing and determined an impairment did not exist at that time. In performing its testing, the Company was required to make estimates regarding future operating results and trends and other variables used in the analysis. Actual future results could differ from the estimates used.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following is a summary of what reported net earnings would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized (in thousands, except per share data):

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            DECEMBER 31,                             DECEMBER 31,
                                                  ==============================          ===============================
                                                     2002                2001                2002                2001
                                                  ==========          ==========          ==========           ==========
Net loss as reported                              $   (7,305)         $     (801)         $  (25,790)          $   (4,881)
Adjustments:
Amortization of goodwill                                  --               1,292                  --                3,949
Amortization of acquired workforce                        --                 250                  --                  750
                                                  ----------          ----------          ----------           ----------

Net income (loss), as adjusted                    $   (7,305)         $      741          $  (25,790)          $     (182)
                                                  ==========          ==========          ==========           ==========

Basic and diluted net loss per share,
as reported                                       $    (0.33)         $    (0.04)         $    (1.15)          $    (0.22)
Amortization of goodwill                                  --                0.06                  --                 0.18
Amortization of acquired workforce                        --                0.01                  --                 0.03
                                                  ----------          ----------          ----------           ----------

Basic and diluted net income (loss) per
share, as adjusted                                $    (0.33)         $     0.03          $    (1.15)          $    (0.01)
                                                  ==========          ==========          ==========           ==========

As of December 31, 2002 and March 31, 2002, the Company's balances of goodwill and other acquired intangibles were as follows (in thousands):

                                                          DECEMBER 31,        MARCH 31,
                                                             2002               2002
                                                          ============        ========
Goodwill, gross                                            $ 20,676           $ 20,676
Re-characterization of workforce, net                         1,371                 --
                                                           --------           --------

Adjusted goodwill                                            22,047             20,676
Accumulated amortization                                     (9,344)            (9,344)
                                                           --------           --------
Goodwill, net                                              $ 12,703           $ 11,332
                                                           ========           ========

Other acquired amortizable intangibles, gross              $ 27,216           $ 26,085
Re-characterization of workforce, net to Goodwill            (1,371)                --
                                                           --------           --------
                                                             25,845             26,085

Accumulated amortization                                    (19,507)           (14,729)
                                                           --------           --------

Other acquired amortizable intangibles, net                $  6,338           $ 11,356
                                                           ========           ========

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets, including goodwill, whenever an event or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future cash flows attributed to such assets.

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

Software Development Costs: Software development costs may be capitalized once the technological feasibility of a project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company's products and the general availability of the products has been short.

As of December 31, 2002, the Company had approximately $1.5 million of capitalized software, net of accumulated amortization of approximately $0.9 million. The Company is generally amortizing this asset into Cost of Revenues over a three year period. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party. The capitalized software is broken down into four main projects, as follows:

- the Content Categorizer is a module sold by the Company for use in contributing large amounts of text-based content. This software was purchased in the June 30, 2001 quarter;

- the ExtraSite Server is a server sold by the Company and built on J2EE architecture for high-end web site consumption. We contracted with an outside independent entity to build this for the Company. The product was generally released in the June 30, 2002 quarter;

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

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Fair Value of Financial Instruments: The Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

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

In January 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred", which requires companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company reports its out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues within the statement of operations. As a result, this EITF did not have a material effect on our consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In December 2002 the FASB issued Statement 148 (FAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." FAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No, 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Recently Passed Legislation: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

Reclassifications: Certain reclassifications have been made to the fiscal 2002 comparative financial statements to conform to the presentation used in fiscal 2003 financial statements. These reclassifications had no effect on shareholder's equity or net loss as previously reported.

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

For the three and nine months ended December 31, 2002 and 2001, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

NOTE 5. RESTRUCTURING CHARGES

In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2.5 million. This restructuring charge was comprised primarily of $2.1 million in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $0.4 million related to the closing of facilities and other exit costs. At December 31, 2002, no amounts remained to be paid in connection with these charges.

In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $0.8 million. This restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs. At December 31, 2002, $0.5 million remained to be paid in connection with these charges.

In the quarter ended December 31, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $0.7 million. This restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $0.4 million with the remaining $0.3 million related to the closing of facilities and other exit costs. At December 31, 2002, $0.1 million remained to be paid in connection with these charges.

The Company's restructuring charges in the quarters ended December 31, 2002, September 30, 2002 and June 30, 2002 included an accrual of approximately $0.1 million, $0.4 million and $0.1 million, respectively, for future lease payments, net of estimated sublease income that relates to excess leased space. The Company based the accruals and estimate of sublease income on consultations with real estate professionals in each of the markets where the properties are located to determine the best estimate of the accrual. If real estate markets worsen and the Company is not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if the real estate market strengthens, and the Company is able to sublease the properties earlier or at more favorable rates than projected, adjustments to reduce the accrual may be required.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following table summarizes the restructuring accrual for the nine months ended December 31, 2002 (in millions):

                                                                             ACCRUED
                                                                           LIABILITY AT
                                          RESTRUCTURING       CASH         DECEMBER 31,
                                             COSTS          PAYMENTS           2002
                                          =============     ========       ============
Workforce reduction costs                    $  2.9         $  (2.6)         $  0.3
Non-cancelable lease commitments and
other costs                                     1.1            (0.8)            0.3
                                             ------         -------          ------

Total                                        $  4.0         $  (3.4)         $  0.6
                                             ======         =======          ======

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

NOTE 8. STOCK REPURCHASE

In September 2001, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common stock at a price not exceeding $15 per share. During the quarter ended December 31, 2002, the Company repurchased approximately 513,000 shares of common stock at a cost of approximately $2.4 million which was equal to the fair value of the shares on the date acquired. For the nine months ended December 31, 2002, the Company repurchased approximately 528,000 shares of common stock at a cost of approximately $2.5 million.

NOTE 9. STOCK OPTION EXCHANGE PROGRAM

In December 2002, the Company provided a voluntary stock option exchange program for its employees. Under the program, options to purchase 2,195,678 shares of common stock were exchanged by employees for promises to grant options to purchase 699,985 shares of common stock at a future date, under certain conditions.

The exchange program was structured to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The Company expects there will be no variable compensation charges as a result of this stock option exchange program. Terms and conditions of this exchange offer are contained in a Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 10. GEOGRAPHIC AREA INFORMATION

The Company operates as a single reporting segment. A summary of the Company's operations by geographic area follows:

                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               DECEMBER 31,                               DECEMBER 31,
                                --------------------------------------      --------------------------------------
REVENUES:                         2002        %         2001        %         2002        %         2001        %
                                -------      ---      -------      ---      -------      ---      -------      ---
  United States ...........     $11,665       73      $23,503       88      $38,468       79      $59,068       79
  International ...........       4,343       27        3,065       12       10,153       21       15,266       21
                                -------      ---      -------      ---      -------      ---      -------      ---
TOTAL REVENUES: ...........     $16,008      100      $26,568      100      $48,621      100      $74,334      100
                                =======      ===      =======      ===      =======      ===      =======      ===

Sales are attributed to countries or region based on the location of the customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

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

Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer under i) a signature license agreement, which is signed by both the customer and the Company, or ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is probable and supported. The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support ("PCS") components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

The Company's direct customers typically enter into perpetual license arrangements. The Company's OEM group generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-base license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company's consulting services are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company's consulting services to facilitate the adoption of the Company's technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company's customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification obligations in its arrangements for the Company's software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company's software products or services.

Warranties: The Company generally warrants its software products for a period of 30 to 90 days from the date of delivery and estimates probable product warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability. Factors that may affect the warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. Warranty costs incurred have not been material.

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

Other: Since our inception through December 31, 2002, we have incurred substantial costs to develop and acquire our technology and products, to recruit and train personnel for our sales and marketing, research and development and services departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $68.3 million at December 31, 2002.

Beginning in calendar 2002 and through January 2003, we have implemented several cost cutting measures, including a reduction in work force of approximately 33% since our December 2001 quarter. These cost controlling and reducing measures are in response to the current economic slowdown both in the United States and internationally and were primarily in the research and development, marketing and general and administrative areas. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for the Company to predict future operating results.

Amortization of intangibles: The Company has acquired several companies or business assets since our inception. Under U.S. generally accepted accounting principles (US GAAP), we have accounted for certain of these acquisitions using the purchase method of accounting. We recorded cash paid and the market value of our common stock issued in connection with such acquisitions and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which became effective for the Company on April 1, 2002. As a result of the issuance of SFAS No. 142, we ceased amortizing $12.7 million of goodwill and other indefinite-lived assets as of April 1, 2002. In lieu of amortization of these assets, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter. Amortization of goodwill and intangibles assets associated with business acquisitions was $2.1 million and $3.4 million in the three months ended December 31, 2002 and 2001, respectively, and $6.4 million and $10.3 million in the nine months ended December 31, 2002 and 2001, respectively.

We assess the possible impairment of identifiable intangibles, indefinite-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment, include the following: significant underperformance of operating results relative to the expected historical or projected future operating results; significant changes in the manner of the use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; our stock price declines for a sustained period of time; and our market capitalization declines relative to our net book value.

If we determine that the carrying value of intangibles, indefinite-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above factors, we would measure any impairment based on the following methodology:

Step 1. We would compare the fair value as determined through a valuation of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we would move on step two as described below. If a unit's fair value exceeds the carrying value, no impairment charge would be necessary.

Step 2. We would perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities based on their fair value. This yields an implied fair value for the reporting unit's goodwill. We then would compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill were greater than the implied fair value of its goodwill, an impairment loss would be recognized for the excess of such amount.

We completed our transitional impairment test during the first quarter of fiscal year 2003. We did not record an impairment charge upon the completion of the initial review. Any impairment loss resulting from testing in the future will be recognized on the annual testing date or whenever an impairment occurs.

SFAS No. 142 requires the Company to perform an annual impairment testing, which the Company has elected to do in the fourth quarter of its fiscal year. The Company has completed its annual impairment testing and determined an impairment did not exist at that time. In performing its testing, the Company was required to make estimates regarding future operating results and trends and other variables used in the analysis. Actual future results could differ from the estimates used.

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Total revenues decreased by $10.6 million, or 40%, to $16.0 million for the three months ended December 31, 2002 from $26.6 million for the three months ended December 31, 2001. The decrease in revenues was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Product Licenses. Revenues for product licenses decreased by $11.9 million, or 55%, to $9.7 million for the three months ended December 31, 2002 from $21.6 million for the three months ended December 31, 2001. The decrease in revenues for product licenses was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $1.4 million, or 27%, to $6.4 million for the three months ended December 31, 2002 from $5.0 million for the three months ended December 31, 2001. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 37% and post-contract customer support was 63% in the December 31, 2002 quarter, respectively, and 45% and 55%, respectively, in the December 31, 2001 quarter.

                                              THREE MONTHS      THREE MONTHS
                                                  ENDED            ENDED
                                                DECEMBER         DECEMBER
                                                  2002             2001
                                              ============      ============
Consulting Services                             $   2,347         $   2,275
Post-Contract Customer Support                      4,011             2,730
                                                ---------         ---------
Total Services                                  $   6,358         $   5,005
                                                =========         =========

The increase in revenues for services was primarily due to an increase in post-contract customer support revenue which is attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues decreased by $0.3 million, or 5%, to $5.0 million for the three months ended December 31, 2002 from $5.3 million for the three months ended December 31, 2001. Total cost of revenues as a percentage of total revenues was 31% for the three months ended December 31, 2002 compared to 20% for the three months ended December 31, 2001. Gross profit decreased by $10.3 million, or 48%, to $11.0 million for the three months ended December 31, 2002 from $21.3 million for the three months ended December 31, 2001. Total gross profit as a percentage of total revenues was 69% for the three months ended December 31, 2002 compared to 80% for the three months ended December 31, 2001. The decrease in gross profit dollars and percentage was primarily due to decreased revenues for product licenses due primarily to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Product Licenses. Cost of revenues for product licenses increased $0.1 million for the three months ended December 31, 2002 to $1.7 million from $1.6 million for the three months ended December 31, 2001. The increase in cost of revenues for product licenses was primarily attributable to the increased amortization of prepaid royalties and the increased amortization of capitalized software developed for the Company by a third party or purchased from a third party. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $0.8 million in the December 31, 2002 quarter and $0.5 million in the December 31, 2001 quarter.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.2 million for the three months ended December 31, 2002 to $0.5 million from $0.3 million for the three months ended December 31, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $0.6 million, or 17%, to $2.9 million for the three months ended December 31, 2002 from $3.5 million for the three months ended December 31, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 70% and post-contract customer support 30% in the December 31, 2002 quarter, respectively, and 76% and 24% in the December 31, 2001 quarter, respectively. Gross profit as a percentage of revenues for services was 55% for the three months ended December 31, 2002 compared to 31% for the three months ended December 31, 2001. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of existing consulting services personnel and reductions in the number of consulting services employees related to restructurings.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $3.2 million, or 25%, to $9.6 million for the three months ended December 31, 2002 from $12.8 million for the three months ended December 31, 2001. Sales and marketing expenses as a percentage of total revenues were 60% for the three months ended December 31, 2002 compared to 48% for the three months ended December 31, 2001. The decrease in sales and marketing expense was primarily due to reduced commission expense and reduced travel expense due to decreased sales, and decreased staffing related to the restructuring of our company during the quarter ended December 31, 2002. Sales and marketing expenses increased as a percentage of sales primarily due to decreased revenues for product licenses due primarily to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

General and Administrative. General and administrative expenses increased $0.2 million, or 9% to $2.8 million for the three months ended December 31, 2002 from $2.6 million for the three months ended December 31, 2001. General and administrative expenses as a percentage of total revenues were 18% for the three months ended December 31, 2002 compared to 10% for the three months ended December 31, 2001. The increase in general and administrative expenses was primarily due to an increase in professional services expenses and an increase in the provision for doubtful accounts.

Research and Development. Research and development expenses decreased by $1.2 million, or 28%, to $3.0 million for the three months ended December 31, 2002 from $4.2 million for the three months ended December 31, 2001. Research and development expenses as a percentage of total revenues were 19% for the three months ended December 31, 2002 compared to 16% for the three months ended December 31, 2001. The decrease in research and development expenses was primarily due to reduced headcount due to the consolidation of two research and development facilities resulting from the reduction in force during the quarter and the completion of certain research and development projects in the quarter ended September 30, 2002.

Acquisition and Related Costs. Acquisition and related costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002.

Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month period ended December 31, 2002 and $3.1 million for the three months ended December 31, 2001. The decrease in amortization expense was primarily due to the adoption of SFAS 142.

Restructuring Charges. In the quarter ended December 31, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.7 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $0.4 million with the remaining $0.3 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Interest income. Net interest income was $0.5 million for the three months ended December 31, 2002 compared to net interest income of $0.7 million for the three months ended December 31, 2001. Net interest income for the three months ended December 31, 2002 and 2001 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined approximately 50% since December 2001.

Investment Impairment. During the quarter ended December 31, 2002 the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $0.7 million for the three months ended December 31, 2002.

NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Total revenues decreased by $25.7 million, or 35%, to $48.6 million for the nine months ended December 31, 2002 from $74.3 million for the nine months ended December 31, 2001. The decrease in revenues was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Product Licenses. Revenues for product licenses decreased by $28.2 million, or 48%, to $30.4 million for the nine months ended December 31, 2002 from $58.6 million for the nine months ended December 31, 2001. The decrease in revenues for product licenses was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $2.5 million or 16%, to $18.2 million for the nine months ended December 31, 2002 from $15.7 million for the nine months ended December 31, 2001. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 39% and post-contract customer support was 61% for the nine months ended December 31, 2002 and 48% and 52%, respectively, in the December 31, 2001 nine months.

                                                   NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED
                                                    DECEMBER         DECEMBER
                                                       2002             2001
                                                   ===========      ===========
Consulting Services                                  $ 7,136          $ 7,610
Post-Contract Customer Support                        11,118            8,121
                                                     -------          -------
Total Services                                       $18,254          $15,731
                                                     =======          =======

The increase in revenues for services was primarily due to an increase in post-contract customer support revenue which is attributable to a larger installed base of products

COST OF REVENUES

Total cost of revenues increased by $1.1 million or 8% to $15.3 million for the nine months ended December 31, 2002 from $14.2 million for the nine months ended December 31, 2001. Total cost of revenues as a percentage of total revenues was 32% for the nine months ended December 31, 2002 compared to 19% for the nine months ended December 31, 2001. Gross profit decreased by $26.8 million, or 45%, to $33.3 million for the nine months ended December 31, 2002 from $60.1 million for the nine months ended December 31, 2001. Total gross profit as a percentage of total revenues was 68% for the nine months ended December 31, 2002 compared to 81% for the nine months ended December 31, 2001. The decrease in gross profit dollars and percentage was primarily due to reduced revenues from product licenses, attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Product Licenses. Cost of revenues for product licenses increased $1.5 million for the nine months ended December 31, 2002 to $5.0 million from $3.5 million for the nine months ended December 31, 2001. The increase in cost of revenues for product licenses was primarily attributable to the increased amortization of prepaid royalties and capitalized software developed for the Company by a third party or purchased from a third party, and the fluctuation in product mix. The fixed costs associated with the amortization of the prepaid royalties and capitalized software was approximately $2.2 million for the nine months ended December 31, 2002 and $1.2 million for the nine months ended December 31, 2001.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.7 million for the nine months ended December 31, 2002 to $1.4 million from $0.7 million for the nine months ended December 31, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $1.1 million or 12%, to $8.9 million for the nine months ended December 31, 2002 from $10.0 million for the nine months ended December 31, 2001. Expressed as a percentage of total services costs, consulting services and training costs were approximately 68% and post-contract customer support 32% in the nine months ended December 31, 2002 and 76% and 24%, respectively, for the nine months ended December 31, 2001. Gross profit as a percentage of revenues for services was 51% for the nine months ended December 31, 2002 compared to 36% for the nine months ended December 31, 2001. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of existing consulting services personnel and reductions in the number of consulting services employees related to restructurings.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $6.1 million, or 17%, to $29.6 million for the nine months ended December 31, 2002 from $35.7 million for the nine months ended December 31, 2001. Sales and marketing expenses as a percentage of total revenues were 61% for the nine months ended December 31, 2002 compared to 48% for the nine months ended December 31, 2001. The decrease in sales and marketing expense was primarily due to reduced commission expense as a result of decreased sales, decreased travel expense, and decreased staffing related to the restructurings of our company during the nine months ended December 31, 2002. Sales and marketing expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as a result of a decrease in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

General and Administrative. General and administrative expenses increased $0.4 million, or 5% to $7.9 million for the nine months ended December 31, 2002 from $7.5 million for the nine months ended December 31, 2001. General and administrative expenses as a percentage of total revenues were 16% for the nine months ended December 31, 2002 compared to 10% for the nine months ended December 31, 2001. General and administrative expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as a result of a decrease in our mobile and wireless OEM revenue and the worldwide economic slowdown, which has resulted in a reduction in overall spending in information technology initiatives.

Research and Development. Research and development expenses decreased by $0.4 million, or 3%, to $12.6 million for the nine months ended December 31, 2002 from $13.0 million for the nine months ended December 31, 2001. Research and development expenses as a percentage of total revenues were 26% for the nine months ended December 31, 2002 compared to 17% for the nine months ended December 31, 2001. The decrease in research and development expenses was primarily due to reduced headcount, the consolidation of two research and development facilities resulting from the reduction in force during the quarter, and the completion of certain research and development projects in the quarter ended September 30, 2002, partially offset by increased costs to support product enhancements.

Acquisition and Related Costs. Acquisition and related costs were primarily related to a potential transaction with a Japanese company that would have given the Company new wireless technologies and an avenue to generate revenues for our content management products. After proceeding with the due-diligence, it was determined that the target company was not situated well enough for the Company to accomplish previously established goals. The total acquisition costs of approximately $1.0 million represent $0.7 million of expenses associated with this project, which include funds that we advanced to the company for a trade show, product integration testing, test marketing costs of the products and other. The remaining $0.3 million of acquisition costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002.

Amortization of Intangibles. A portion of the purchase price of SCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives, of nine years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of nine years. Intangible amortization and other expense was $5.0 million for the nine month periods ended December 31, 2002 and $9.5 million for the nine months ended December 31, 2001. The decrease in amortization expense was primarily due to the adoption of SFAS 142.

Restructuring Charges. In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised primarily of $2.1 million in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $0.4 million related to the closing of facilities and other exit costs. In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs. In the quarter ended December 31, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.7 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $0.4 million with the remaining $0.3 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Interest income. Net interest income was $1.6 million for the nine months ended December 31, 2002 compared to net interest income of $2.9 million for the nine months ended December 31, 2001. Net interest income for the nine months ended December 31, 2002 and 2001 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined approximately 50% since December 2001 and by the reduced amount of invested funds due to cash used in operations and repurchase of Company stock.

Investment Impairment. During the nine months ended December 31, 2002 and nine months ended December 31, 2001, the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $0.7 million for the nine months ended December 31, 2002 and approximately $2.2 million for the nine months ended December 31, 2001.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2002 we had net operating loss carryforwards of approximately $53.4 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by Section 382 of the Internal Revenue Code, of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis may be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance of approximately $43.1 million as of December 31, 2002 on a portion of the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

Although realization of the net deferred tax asset is not assured, the Company believes based on its projections of future taxable income, that it is more likely than not that the net deferred tax asset will be realized. The amount of net deferred tax assets considered realizable however, could be adjusted in the future based on changes in conditions or assumptions.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used in operating activities was $13.3 million for the nine months ended December 31, 2002, compared to net cash used by operating activities of $2.5 million for the nine months ended December 31, 2001. The change in cash flow used in operations is primarily due to the net loss in the nine month period ended December 31, 2002.

To date, our capital expenditures primarily for property and equipment, consisted largely of computer hardware and software. Capital expenditures for the nine months ended December 31, 2002 and 2001 were $1.1 million and $3.0 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of December 31, 2002 the Company had $32.2 million in cash and equivalents and $44.7 million in marketable securities with a total of $79.7 million in working capital. Net cash provided by investing activities was approximately $31.8 million as $35.9 million of our marketable securities matured, and net cash used in financing activities was approximately $2.1 million for the nine months ended December 31, 2002.

The Company currently believes that the cash and equivalents and marketable securities on hand will be sufficient to meet our working capital requirements through our fiscal year 2003 and for the foreseeable future thereafter. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. The Company cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

The Company continues to evaluate potential strategic acquisitions that could utilize equity and, or, cash resources. Such opportunities could develop quickly due to market and competitive factors.

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

In connection with our earnings releases and investor conference calls the Company provides supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles and a special charge associated with the restructuring of our organization. This supplemental consolidated financial information is reported as pro forma earnings and earnings per share in addition to information that is reported based on US GAAP. The Company believes that such pro forma operating results better reflect our operational performance by providing a more meaningful measure of our ongoing operations. However, the Company urges readers to review and consider carefully the US GAAP financial information contained within our SEC filings and in our earnings releases.

Supplemental information (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             DECEMBER 31,                  DECEMBER 31,
SUPPLEMENTAL INFORMATION (A):                                          2002            2001            2002            2001
                                                                     --------        --------        --------        --------
Net loss .....................................................       $ (7,305)       $   (801)       $(25,790)       $ (4,881)
Add back charges:
  Amortization of acquired intangible assets and other (b) ...          1,661           3,139           4,984           9,538
  Amortization of capitalized software from acquisitions .....            474             256           1,422             722
  Acquisition and related costs ..............................            263              --           1,002              --
  Restructuring charges ......................................            674              --           4,017              --
  Investment impairment ......................................            650              --             650           2,223
                                                                     --------        --------        --------        --------
Total add back charges .......................................          3,722           3,395          12,075          12,483
                                                                     --------        --------        --------        --------
Pro forma net income (loss) before pro forma income taxes ....         (3,583)          2,594         (13,715)          7,602
Pro forma income taxes .......................................             --            (908)             --          (2,661)
                                                                     --------        --------        --------        --------
Pro forma net income (loss) ..................................       $ (3,583)       $  1,686        $(13,715)       $  4,941
                                                                     ========        ========        ========        ========


Pro forma basic net income (loss) per share ..................       $  (0.16)       $   0.08        $  (0.61)       $   0.22

Pro forma diluted net income (loss) per share ................       $  (0.16)       $   0.07        $  (0.61)       $   0.21

Weighted average common shares outstanding - Basic ...........         22,312          22,336          22,367          22,260
Weighted average common shares outstanding - Diluted .........         22,312          23,864          22,367          23,745

(a) Certain prior year balances have been reclassified to conform to the current year's presentation. These reclassifications had no effect on pro forma net income or loss as previously reported.

(b) In accordance with implementation of FAS 142, the Company stopped amortizing goodwill effective April 1, 2002.

The accompanying supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with US GAAP.

Pro forma net income per share is computed using the weighted average number of shares of Common Stock outstanding. The Company has included the effect of options and warrants for common stock as calculated using the treasury stock method when dilutive. Periods with pro forma loss before income taxes do not include a tax benefit.

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements: In January 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred", which requires companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company reports its out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues within the statement of operations. As a result, this EITF has not had a material effect on the Company's consolidated financial position or results of operations.

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

The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In December 2002 the FASB issued Statement 148 (FAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." FAS 148 amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation." Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 is an interpretation of Accounting Research Bulletin No, 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This pronouncement is currently not anticipated to have a material effect on the Company's consolidated financial position or results of operations

Recently Passed Legislation: On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not been determined. The Act provides for additional regulations and requirements of publicly-traded companies which have yet to be issued.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarter ended December 31, 2002 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although the Company believes these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. The Company caution the reader, however, that such list of factors under the caption "Risk Factors" in our Form 10-Q may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on the Company and our results of operations. All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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


POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT'S ATTENTION.

The Company may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, the Company may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of acquired businesses or products may divert management time and resources from our existing business and operations. To finance acquisitions, the Company may use a substantial portion of our available cash or the Company may issue additional securities, which would cause dilution to our shareholders.

THE COMPANY MAY NOT BE PROFITABLE IN THE FUTURE.

Our revenues may not grow in future periods and the Company may not achieve quarterly pro forma profitability. If the Company does not regain our pro forma profitability, the market price of our stock may fall. Our ability to regain our pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

-     the demand for our products;
-     our ability to quickly introduce new products;
-     the level of product and price competition;
-     our ability to control costs; and
-     general economic conditions.

THE INTENSE COMPETITION IN OUR INDUSTRY MAY REDUCE OUR FUTURE SALES AND PROFITS.

The market for our products is highly competitive and is likely to become more competitive. The Company may not be able to compete successfully in our chosen marketplace, which may have a material adverse effect on our business, operating results and financial condition. Additional competition may cause pricing pressure, reduced sales and margins, or prevent our products from gaining and sustaining market acceptance. Many of our current and potential competitors have greater name recognition, access to larger customer bases, and substantially more resources than the Company has. Competitors with greater resources than ours may be able to respond more quickly than the Company can to new opportunities, changing technology, product standards or customer requirements.

THE COMPANY DEPENDS ON THE CONTINUED SERVICE OF OUR KEY PERSONNEL.

The Company is a small company and depends greatly on the knowledge and experience of our senior management team and other key personnel. If the Company loses any of these key personnel, our business, operating results and financial condition could be materially adversely affected. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue, engineer, design and support our products and services. Like other software companies, the Company faces intense competition for qualified personnel. The Company may not be able to attract or retain such personnel.

THE COMPANY HAS RELIED AND EXPECTS TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT AND VIEWING SOFTWARE PRODUCTS FOR OUR REVENUES.

The Company currently derives all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. The Company cannot be certain that a viable market for our products will continue or that it will be sustainable. If the Company does not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. The Company will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. The Company cannot be certain that the Company will be successful in upgrading and marketing our existing products or that the Company will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

If the Company is unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps the Company takes to protect our intellectual property may be inadequate, time consuming and expensive. The Company currently has no patents and one pending patent application. Without significant patent or copyright protection, the Company may be vulnerable to competitors who develop functionally equivalent products. The Company may also be subject to claims that our current products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

The Company anticipates that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on commercially favorable terms, or at all. The Company is not currently involved in any intellectual property litigation.

The Company relies on trade secret protection, confidentiality procedures and contractual provisions to protect our proprietary information. Despite our attempts to protect our confidential and proprietary information, others may gain access to this information. Alternatively, other companies may independently develop substantially equivalent information.

OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS.

Our products utilize interfaces that are compatible with commercial Web browsers. In addition, our Stellent Content Management System is a server-based system written in Java that functions in both Windows NT and UNIX environments. The Company must continually modify our products to conform to commercial Web browsers and operating systems. If our products were to become incompatible with commercial Web browsers and operating systems, our business would be harmed. In addition, uncertainty related to the timing and nature of product introductions or modifications by vendors of Web browsers and operating systems may have a material adverse effect on our business, operating results and financial condition.

THE COMPANY COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR PRODUCTS FAIL TO PERFORM TO SPECIFICATIONS.

If software errors or design defects in our products cause damage to customers' data and our agreements do not protect the Company from related product liability claims, our business, operating results and financial condition may be materially adversely affected. In addition, the Company could be subject to product liability claims if our security features fail to prevent unauthorized third parties from entering our customers' intranet, extranet or Internet Web sites. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses spread by third parties may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where the Company operates.

FUTURE REGULATIONS COULD BE ADOPTED THAT RESTRICT OUR BUSINESS.

Federal, state or foreign agencies may adopt new legislation or regulations governing the use and quality of Web content. The Company cannot predict if or how any future laws or regulations would impact our business and operations. Even though these laws and regulations may not apply to our business directly, they could indirectly harm the Company to the extent that they impact our customers and potential customers.

SIGNIFICANT FLUCTUATION IN THE MARKET PRICE OF OUR COMMON STOCK COULD RESULT IN SECURITIES LITIGATION AGAINST US.

In the past, securities class action litigation has been brought against publicly held companies following periods of volatility in the price of their securities. If the Company were subject to such litigation due to volatility in our stock price, the Company may incur substantial costs. Such litigation could divert the attention of our senior management away from our business, which could have a material adverse effect on our business, operating results and financial condition. The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

-     variations in quarterly operating results;
-     changes in estimates by securities analysts;
-     changes in market valuations of companies in our industry;
-     announcements by the Company of significant events, such as major sales,
-     acquisitions of businesses or losses of major customers;
-     additions or departures of key personnel; and
-     sales of our equity securities.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

As of December 31, 2002, Robert F. Olson, our Chairman, holds approximately 10.3% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 12.4% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

THE COMPANY CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit the Company to establish the rights, privileges, preferences and restrictions, including voting rights, of unissued shares of our capital stock and to issue such shares without approval from our shareholders. The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, the Company could issue preferred stock to prevent a change in control of our company, depriving shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

OUR SHAREHOLDER RIGHTS PLAN AND CERTAIN PROVISIONS OF MINNESOTA LAW MAY MAKE A TAKEOVER OF THE COMPANY DIFFICULT, DEPRIVING SHAREHOLDERS OF OPPORTUNITIES TO SELL SHARES AT ABOVE-MARKET PRICES.

Our shareholder rights plan and certain provisions of Minnesota law may have the effect of discouraging attempts to acquire the Company without the approval of our Board of Directors. Consequently, our shareholders may lose opportunities to sell their stock for a price in excess of the prevailing Market price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through December 31, 2002, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since December 2001. The Company believes that there may be future exposure to interest rate market risk.

Our investments are held primarily in commercial paper which is affected by equity price market risk and other factors. The Company does not anticipate that exposure to these risks will have a material impact on us, due to the nature of our investments.

The Company has no history of, and do not anticipate in the future, investing in derivative financial instruments. Many transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to market risk is not material.

ITEM 4. PROCEDURES AND CONTROLS

(a) Our chief executive officer and our chief financial officer, after having evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended
(the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed by the Company in the reports that the Company file or submit under the Exchange Act is recorded, processed summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                    Stellent, Inc.
                                    -------------------------
                                    (Registrant)


Date: February 14, 2003             By:  /s/ Vernon J. Hanzlik
                                    --------------------------------------------
                                    Vernon J. Hanzlik,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  February 14, 2003            By:  /s/ Gregg A. Waldon
                                    --------------------------------------------
                                    Gregg A. Waldon
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003


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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003


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