Form 10-K
period 2003-03-31
STELLENT INC
filed 2003-06-30
CIK 867347

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


           FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       OR

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: PREFERRED SHARE
            PURCHASE RIGHTS; COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2) Yes [X] No [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $75,156,299, based on the closing sale price for the registrant's common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of June 25, 2003, the registrant had 21,793,506 shares of common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 STELLENT, INC.

                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                               TABLE OF CONTENTS

                                    DESCRIPTION                           PAGE
                                    -----------                           ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   11
  Item 3.   Legal Proceedings...........................................   12
  Item 4.   Submission of Matters to a Vote of Security Holders.........   12
  Item 4a.  Executive Officers of the Registrant........................   12
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   14
  Item 6.   Selected Financial Data.....................................   15
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   16
  Item 7a.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   37
  Item 8.   Financial Statements and Supplementary Data.................   37
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   37
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   37
  Item 11.  Executive Compensation......................................   37
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   38
  Item 13.  Certain Relationships and Related Transactions..............   44
  Item 14.  Controls and Procedures.....................................   44
  Item 15.  Principal Accountant Fees and Services......................   44
PART IV
  Item 16.  Exhibits, Financial Statement Schedules and Reports on Form
              8K........................................................   45
Signatures..............................................................   50
Certifications..........................................................   51

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement dated for the annual meeting of Shareholders to be held on August 27, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2003.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 2. Properties" contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our company's management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in the Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under "Risk Factors" in Item 7 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

     In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management -- today considered a critical component of an organization's communication and information technology
(IT) infrastructure -- was an emerging technology used to help companies easily and quickly share information internally or externally using the Web.

     Currently, our solutions -- which are comprised of Universal Content Management software, Content Components software, and vertical applications -- help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. Our company has strategically grown to become one of the foremost content management software vendors in the industry, having been ranked one of the top three content management software providers by industry analyst firms Gartner Dataquest, Giga Information Group and Aberdeen Group.

MARKETS AND CUSTOMERS

     Approximately 1,100 Universal Content Management customers, 450 corporate desktop viewing and conversion customers and 400 content component original equipment manufacturer (OEM) customers have seamlessly integrated our technology into their operations, helping them reduce costs, increase productivity, gain competitive advantages and improve internal and external communications processes.

     Our offerings span a number of horizontal and vertical markets:

     - Universal Content Management: Our Universal Content Management architecture enables organizations of all sizes within a broad range of industries to implement Web-based line-of-business and enterprise-wide initiatives. These initiatives help our customers increase employee productivity, reduce expenses, improve company-wide collaboration and communication, and often completely transform the way they do business.

     - Content Components: Our Content Components software is used by many independent software vendors, handheld device manufacturers and service providers to provide robust viewing and conversion functionalities to their end users. It is also integrated into our Universal Content Management software.

     - Vertical Applications and Integrations: We leverage our content management expertise and flexible universal content architecture to provide vertical solutions for industries such as government, manufacturing, commercial real estate and insurance; for horizontal applications such as Sarbanes-Oxley compliance and partner extranets; and for integrations with other applications such as Lotus Notes and portals.

PRODUCTS

     Our product set is comprised of three main components:

     - Universal Content Management Software

     - Content Components Software

     - Vertical Applications and Integrations

UNIVERSAL CONTENT MANAGEMENT SOFTWARE

     We provide the five key elements of content management from a single technology platform. This universal content architecture addresses each key aspect of content management from one platform, enabling customers to fully leverage their content management investment across the organization and throughout various applications. Organizations deploying the Universal Content Management software use this architecture to build line-of-business solutions, such as Web sites, intranets, extranets and portals, and enterprise-wide content management deployments to solve real business problems.

     Our architecture is built upon one core repository and one Java code base and allows companies to deploy and integrate content management applications typically using fewer products and consulting services than other content management suites, which can lead to a lower total cost of ownership. For example, while some content management providers have acquired products from other companies to fulfill critical content management needs, integrating those disparate systems is often difficult and requires customers to spend more time and money on expensive consulting services to get the systems implemented.

     Our Universal Content Management software blends well into the existing business process by offering content owners multiple methods for easy content contribution of any type of content. Since many types of content are not Web friendly, we also provide the unique, automatic conversion of over 225 content types to 'consumption' friendly formats such as HTML, WML, XML and PDF. Our flexible contribution methods and automatic conversion capabilities help the Universal Content Management software to be quickly adopted by users and easily integrated into their work initiatives.

     In addition, through its open, standards-based architecture, our Universal Content Management software integrates easily with enterprise infrastructure and e-business applications for a seamless solution. Integration options include Web services, Enterprise JavaBeans (EJB)/J2EE, JSP Tag libraries, Com, Scripting, Command Line Interface, Information Content and Exchange (ICE) and HTTP.

     Our Universal Content Management offers core services consisting of:

     - Library services

     - Conversion services

     - Security

     - Personalization

     - Workflow

     - Search

     - User input

     - Administration services

     On top of these Universal Content Management core services, we build the following five key content application services:

     - Web Content Manager

     - Document Manager

     - Collaboration Manager

     - Records Manager

     - Digital Asset Manager

     The core Universal Content Management software consists of Stellent Content Server plus one or more of the above five key content application services, described below:

     STELLENT CONTENT SERVER

     Stellent Content Server is a fully functional content management system providing end-to-end content management and personalized delivery of that content. It provides a rich set of library services such as check-in/check-out, revision control, security, subscription services, discussion threads, graphical workflow, metadata and full-text searching, archiving, thumb-nailing and content replication.

     The system provides both native format contribution and HTML-based contribution templates; contribution through WebDAV; personalized navigation; and a personalized search or content bookmark capability. Our Content Server allows anyone -- regardless of technical ability -- to easily contribute any kind of content, including rich media content such as e-learning files and videos, to the system via a Web browser. Content can be contributed in any format, such as a word processing document, spreadsheet or CAD file, and Stellent automatically converts it to a variety of Web formats, such as PDF, HTML, XML, WML and cHTML. This automatic conversion capability enables users to easily publish content to Web sites, such as an employee portal or partner extranet, without Webmaster assistance. As a result, many of our customers applaud the fact that their employees are able to use the system with minimal training and quickly adopt it as a critical piece of business technology that is used on a daily basis.

     Our system maintains a single, up-to-date version of each piece of content that can be delivered to and used by multiple e-business applications throughout an organization. Content Server offers two content storage options -- the traditional repository that is optimized for standard business content and the Tamino XML repository which is optimized for managing large amounts of pure XML content.

     Included with Stellent Content Server are the following:

     - Stellent Dynamic Converter: Stellent Dynamic Converter brings a new level of simplicity and productivity to providing Web-viewable business content. With Dynamic Converter, users only need to store native files. Dynamic Converter generates Web-viewable formats on demand and is able to convert more than 225 file formats to HTML, WML or cHTML. With sophisticated template technology, Stellent Dynamic Converter serves content to Web sites with a consistent "look and feel." Using a metadata rules-based mechanism, Webmasters can define conditions when files are served as HTML or when particular templates are used. A graphical template editor allows remote Web developers to create, edit and modify conversion templates, all through the Web-based Universal Content Management software.

     - Stellent XML Converter: Stellent XML Converter enables the automatic publishing of native business content to XML format. Upon the check-in of new business content, a conversion to XML will occur. This XML file can then be accessed from other enterprise applications, as well as dynamically rendered to HTML using the Stellent Dynamic Converter.

     - Stellent Desktop: Stellent Desktop combines two powerful technologies to directly link Stellent Content Server and enterprise authoring applications. Stellent Desktop allows direct contribution from ODMA-compliant applications, such as Word, WordPerfect, Excel and PowerPoint, as well as drag and drop capabilities for non-ODMA or non-WebDAV compliant applications. Our integration with Microsoft Outlook also allows direct contribution from Outlook, including email messages as well as attachments, and it allows users to attach content pulled directly from the Stellent Content Server.

     - Stellent Enterprise Search: Stellent Enterprise Search lets users search for content across multiple Stellent Content Servers.

     - Stellent Content Tracker: Stellent Content Tracker delivers both static and dynamic reports allowing administrators to analyze Web site traffic, perform clickstream analysis and track users within Stellent Content Server. Using key metrics to evaluate Web site effectiveness and to examine granular areas of a site, Content Tracker highlights areas of improvement to help companies maintain customer, partner, and employee interest in the site content.

     CONTENT APPLICATION SERVICES

     One or more of our key content application services are licensed in addition to the Stellent Content Server to solve specific horizontal business problems. Each application service consists of one or more products.

     - Stellent Web Content Manager: Stellent Web Content Manager addresses the need for businesses to create and manage multiple Web sites. Without content management, Web site content can be inaccurate and stale; Webmasters can be bottlenecks to updating it; multiple versions of content can be posted to different Web Sites; content consumers can find it difficult to find the information they need; central management and control of Web site creation is difficult or non-existent; and the architecture of Web sites is inconsistent from site to site. All of these problems can diminish a site's usefulness and add to operational cost. Our Web Content Manager helps solve these problems by providing a strong underlying Web content management infrastructure; an easy to use, in-context Web site authoring environment for business users; and a consistent approach for Web site creation and contribution that enforces IT standards for architecture, branding and corporate Web presence. Stellent Web Content Manager consists of the following modules:

      o Stellent Site Studio: Stellent Site Studio is an application that optimizes, automates and enforces key Web site creation and contribution methodologies to minimize time-to-deployment and maximize ROI. Stellent Site Studio supports the growing trend of companies building multiple (i.e. tens to hundreds) Web sites, enabling them to quickly deploy these sites and easily maintain consistent branding, security and infrastructure across all sites being developed by their various business units. Site Studio is tightly integrated with the Stellent Content Server to provide a structured, metadata-driven management environment for multiple Web sites. Web developers and site designers are provided with a robust tool to create template-driven and fragment-based Web sites to minimize site complexity and development.

        For decentralized Web site creation, Web development teams and graphic artists can take advantage of Site Studio Designer's customizable library to provide business units with reusable drag-and-drop layouts, fragments, navigation and code that integrate with back-end applications for developing their own unique Web sites -- yet with a consistent look and feel. Site Studio enables business users to contribute content in a user-friendly WYSIWYG XML form-based environment with regional-level security and in-context preview, workflow and approval. Stellent Site Studio can also take advantage of content authored in native applications in which business users regularly work, such as Microsoft Office or Lotus Suite, using Stellent Dynamic Converter.

      o Stellent Content Publisher: Stellent Content Publisher provides advanced template-based technology to automatically publish over 225 business-content formats to fully linked Web sites/pages in HTML, XML and wireless formats. Content may be managed in a Stellent Content Server or stored in a standard file system. Features include single source publishing, abstraction, personalization, XML support, scripting language inclusions, content release scheduling, layout template design by HTML Editors and automated creation of navigation.

      o Stellent Site Builder: Stellent Site Builder facilitates the use of client software by a Webmaster to design, publish and maintain Web sites. Site Builder defines the site hierarchy, the mapping between the Web site and source content, the published format (HTML, XML, ASP, JSP, etc.) and the look and feel of the Web site.

      o Stellent Connection Server: Stellent Connection Server enables users to easily deploy content from staging environments to production environments and to roll-back to earlier versions of Web sites. Connection Server's robust content distribution capabilities allow users to move content to external sites, including business partners and employees who may be working either online or offline.

     - Stellent Document Manager: Stellent's Document Manager application service consists of the following options on top of a Stellent Content
       Server:

      o Stellent Content Categorizer: Stellent Content Categorizer enables organizations to quickly categorize and move content into a managed environment, easily re-categorize managed content and efficiently navigate and search for content. As an open API for third party categorization engines, Content Categorizer enables customers to choose the best categorization engine for their enterprise needs. Customers can use our out-of-the-box categorization functionality or can leverage rule sets and taxonomies from third-party categorization tools.

      o Stellent PDF Converter: Stellent PDF Converter enables the automatic publishing of native business content to a Web-viewable PDF upon check-in. This Adobe PDF rendition maintains the fidelity of the content and enables Web viewing without the need for the native application.

      o Stellent Report Parser: Stellent Report Parser provides additional functionality to the Stellent Content Server with report parsing and loading capabilities. With Report Parser, business-critical information from the enterprise reporting applications can easily be made available in one centralized, secured, easy-to-use source. It allows customers to intelligently read reports from disparate expert reporting systems, and then manages the distribution of these reports through Content Server in PDF, XML, text or HTML format.

      o Stellent Legacy: Stellent Legacy automatically scans and converts an organization's paper-based legacy data and content into Web-ready files. Stellent Legacy uses both Adobe Acrobat Capture and Kofax Ascent Capture scanning technology to provide users with a single, compact, fully searchable file that exactly replicates the original paper version.

      o Stellent Tiff Conversion: Stellent Tiff Conversion converts TIFF images to a PDF format. Upon check-in of single or multi-page TIFF files, Tiff Conversion will convert single TIFF images to a single PDF file or convert the multi-page TIFF file to a multi-page PDF file.

      o Stellent PDF Interchange: Stellent PDF Interchange provides the ability to deliver a PDF file to a consumer in an HTML format. This capability is ideal for extranet environments where the consumers may not have the Acrobat Reader plug-in installed on their system.

      o Stellent PDF Watermark: Stellent PDF Watermark is used by contributors to specify various security attributes that will be applied to a published PDF file, including the ability to overlay or underlay a watermark, disable printing, disable text selection and disable note creation. An example of a watermark may be the overlaying of the word "CONFIDENTIAL" on a secure file within the Stellent repository.

      o Stellent PDF Merge: Stellent PDF Merge is a Web-based content assembly solution used to assemble disparate content into one composite PDF document. The user may also apply a watermark, consecutively paginate the document, add a Table of Contents, insert metadata and personalize the assembled document with delimited data files.

     - Stellent Collaboration Manager: Stellent Collaboration Manager enables individual users, such as employees and business partners, to easily create and maintain online, ad-hoc collaboration environments for content, projects or team spaces, without needing IT assistance. Stellent Collaboration Manager facilitates collaborative, team-based content creation with ad-hoc security using Access Control Lists (ACL), discussion threads, user-initiated content routing and project level search. Specific project content can also be "promoted" to Stellent Content Server to be managed as enterprise business content. Stellent Collaboration Manager extends content management to the workgroup level and provides the same revolutionary empowerment to the business user for project team definition, collaboration and management that Stellent Content Server provides for enterprise business content management.

     - Stellent Records Manager: Stellent Records Manager leverages the functionality of the Stellent Content Server to designate content as records to be stored, managed and archived for compliance with industry regulations in vertical markets such as finance, healthcare, commercial real estate and government industries. Stellent Records Manager provides security to content records so that only authorized users can perform specific tasks. We have a robust security model that distinguishes between record creation, record deletion, file plan modification and retention rules and can be modified for different types of content. Stellent Records Manager provides metadata-based management to various attributes applied to records, folders and file plans. Stellent Records Manager also provides for date-and-date logic, which enables actions based on dates in the past, present, and future. Finally, Stellent Records Manager provides for the management of any record type -- electronic, non-electronic, email, documents and rich media (audio and video files).

     - Stellent Digital Asset Manager: Stellent's Digital Asset Manager helps to meet Global 2000 businesses' needs to access, manage and deliver video, audio and graphical business content. Digital Asset Manager enables companies to easily input, manage, publish and distribute the rich media assets found within one's daily business activities -- items such as e-learning files, videos and images.

      o Stellent Audio Video Indexer: Stellent Audio Video Indexer provides additional functionality to the Stellent Content Server, allowing for more robust searching and retrieval of audio and video files. Stellent Audio Video Indexer allows for the indexing of the audio portions of the following audio and video file types: .mpg, .avi, .asf, .wmv. The voice recognition results and file property information are formatted in XML, allowing the end user the ability to perform a full text search and find the timestamp associated with the keyword. Stellent Audio Video Indexer also provides thumbnail images of the video on the search results screen.

      o Stellent Compression: Stellent Compression provides the ability to check-in large image files and automatically convert them to a compressed MrSID format or the ability to check-in pre-processed MrSID files. The MrSID representation is visible as a thumbnail and provides consumers a lightweight, Web-viewable image with panning and zooming controls.

      o Stellent Image Conversion: Stellent's image conversion capabilities enable access to business content residing in scanning, marketing communications and engineering environments by automatically rendering more than 25 original image file formats to Web-friendly formats. For example, Stellent conversion technology can convert non Web-viewable file formats such as .DXF, .PCS Bitmap, Lotus PIC and TIFF to Web-viewable formats, giving users access to the files without needing to have the native application installed on their desktop.

      o Stellent Thumbnailing: Stellent offers thumbnailing of a variety of file formats, allowing users to quickly identify and retrieve the content for which they are searching and even publish these renditions to Web sites. These thumbnails can be generated for Microsoft Office documents, emails, images/graphics, PowerPoint presentations, Visio diagrams and other graphic-intensive content.

CONTENT COMPONENTS SOFTWARE

     Our Content Components software provides unique native file filtering, conversion and presentation capabilities for our Universal Content Management and original equipment manufacturer (OEM) customers such as IBM and Palm. The technology gives application developers, device manufacturers and service providers the ability to view, filter and convert more than 225 file formats without using native applications. These technologies support multiple operating systems and international environments and enable access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing. From applications on desktop and handheld device platforms to Web and wireless servers in high-throughput 7x24 environments, over 400 OEMs license our Content Components software for critical access to unstructured data.

     CONVERSION TECHNOLOGIES

     Outside In conversion technologies are designed to automatically convert business content stored in more than 225 common file formats to Web or wireless-viewable formats, or for further processing or storage of a document as XML. The Outside In conversion technologies include:

     - Outside In Wireless Export

     - Outside In HTML Export

     - Outside In XML Export

     - Outside In Image Export

     - Outside In Content Access

     PUBLISHING TECHNOLOGY

     Our Transit publishing technology provides a fast and cost-effective way to create and maintain Web sites. Once users have identified their source documents (in a file system), Transit publishes the document to the Web in a HTML or XML format. When source content changes, users can update the site easily and thereby ensure that it's well maintained, up-to-date, and has reliable links.

     VIEWING TECHNOLOGIES

     Outside In and Quick View Plus viewing technologies and applications offer developers file viewing and printing capabilities with the highest fidelity, for the broadest number of file types across multiple operating systems. These technologies include:

     - Outside In Viewer Technology for Desktop Environments

     - Outside In Viewer Technology for Mobile Devices

     - Quick View Plus

VERTICAL APPLICATIONS AND INTEGRATIONS

     We leverage our content management expertise and flexible Universal Content Management architecture to provide solutions for vertical industries such as government, manufacturing, commercial real estate and insurance; horizontal applications such as Sarbanes-Oxley compliance and partner extranets; and integrating with applications such as Lotus Notes and portals.

CONSULTING SERVICES

     Our consulting services group is focused on delivering value-based content management solutions to our customers. Our consulting services professionals employ a combination of business analysis, enterprise architecture, application analysis, installation, configuration, development and integration skills with experi-ence-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer's organization. Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

     - Technical architecture analysis and needs assessment, e.g. software, security and metadata analysis

     - Solutions development and deployment strategies

     - Software installation and configuration

     - Custom application development

     - Third party product integration

     - Project management

     - Knowledge transfer

     These services can be offered in conjunction with our software products to new customers, or on a stand alone basis to our existing customers to assist them in driving additional content management solutions across their enterprises. These services are sold in conjunction with our software products and are offered for fees, the amount of which depends on the nature and scope of the project.

PRODUCT SUPPORT

     We offer several product support programs that allow customers to select the offering(s) that best satisfies their maintenance and support requirements. From the initial installation and configuration of Stellent to the point of application deployment, our product support resources strive to provide exceptional customer service through quick response time, effective trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer's normal business hours. Additional support offerings are available which supplement the customer's product support requirements.

     Product support offerings are renewable on an annual basis and are typically priced as a percentage of the product license fees.

PRODUCT TRAINING

     We provide a full range of educational courses on our Universal Content Management software. The comprehensive web-based modules and instructor-led classes enable business end-users, administrators, site designers, and developers to use Stellent tools more productively. Standard classes are routinely scheduled at designated worldwide training facilities, and both standard and customized classes are frequently taught at customer sites.

SALES AND MARKETING

     We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach is a solution selling sales model which is a consultative approach to selling where sales personnel work in a consultative manner with target accounts to uncover unsolved business needs which can be remedied by the application of a business process solution built around our Stellent Universal Content Management software. The solution discovery process will typically include a business process and technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products' capabilities and direct negotiations with our sales staff. As part of our solution selling model, Stellent has chosen to focus on specific vertical markets where we have developed subject matter expertise in these markets to solve common business problems. Our initial vertical industries of focus are manufacturing, insurance, commercial real estate and e-government. We expect this to expand to other vertical industries in the future. In addition, we have an internal telemarketing operation that is responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2003, we had a worldwide total of 113 direct and indirect sales and sales support personnel and 24 marketing personnel, which includes business development and alliances.

     We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.

     We currently have operations or collaborations in Australia, France, Germany, Japan, Korea, the Netherlands, the United Kingdom and the United States. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners' resellers, OEMs, key systems integrators and other channel partners.

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

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 2001, 2002 and 2003, were approximately $9.8 million, $17.6 million and $15.8 million, respectively. Research and development expenses represented 15%, 20% and 24%, respectively, of total revenue in those years. We expect that we will continue to commit significant resources to research and development in the future. As of March 31, 2003, we had 86 employees engaged in research and development activities.

     In order to continue to provide product leadership in the content management and content components market, we intend to make major product releases approximately once per year. The success of new introductions is dependent on several factors, including timely completion and market introduction, differentiation of new products and enhancements from those of our competitors and market acceptance of new products and enhancements.

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

     In July 2000, we acquired the Information Exchange Division (now referred to as our Content Components Division or "CCD") of eBT International, Inc. (formerly Inso Corporation). CCD is a market leader in mobile and wireless device viewing technologies and applications and Web conversion. CCD's products provide conversion of over 225 different file types to Web formats including XML, HTML or

Wireless Markup Language (WML). Additionally, CCD provides viewing technology for the Windows CE and Symbian operating systems that allows users of applicable mobile and wireless devices to readily view files from desktop applications. The total cost of the acquisition, including transaction costs, was approximately $55.3 million. The acquisition was accounted for as a purchase business combination. Accordingly, the net fair value of tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values at the effective date of the acquisition and the results of operations of CCD are included for the periods subsequent to the date of the acquisition.

     In July 2001, we acquired select assets of RESoft, Inc., a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200,000 shares of our common stock. The acquisition was valued at approximately $5.6 million, including acquisition costs. This acquisition has been accounted for under the purchase method of accounting, and approximately $4.6 million of the purchase price was allocated to goodwill, $0.5 million to intangible assets and $0.5 million to fixed assets.

     In April 2002, we acquired certain assets and assumed certain liabilities of Kinecta Corporation, a provider of software infrastructure for digital networks, for approximately $2.6 million in cash.

     In March 2003, we acquired certain assets of Active IQ Corporation, a provider of hosted solutions for the commercial real estate industry, for approximately $0.7 million in cash.

COMPETITION

     The market for content management and content component software is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary source of competition is from Web content management or components products offered by companies such as Documentum, Inc., FileNET Corporation, Interwoven, Inc., Microsoft Corporation, Verity, Inc., and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally.

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

     We cannot be sure that third parties will not make claims of infringement with respect to our current or future products. We expect that developers of content management and content component products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     As of March 31, 2003, we had 340 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

GEOGRAPHIC INFORMATION

     Financial information about geographic areas is incorporated by reference from footnote 10 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

AVAILABLE INFORMATION

     Our Web site is: http://www.stellent.com. We make available, free of charge, through our Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     In July 2000, we began a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which is our corporate headquarters facility. We are currently sub-letting approximately 18,000 square feet of our former headquarters pursuant to a lease expiring in July 2005, and approximately 6,000 square feet of office space in Scottsdale, Arizona pursuant to a lease expiring in February 2004.

     Additionally, we lease approximately 8,000 square feet of office space in Boston, Massachusetts with lease terms expiring June 2004 and September 2006; approximately 28,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006; approximately 5,000 square feet of space in New York, New York with a lease term expiring in January 2007; approximately 12,000 square feet in Redmond, Washington with a lease term expiring in December 2007; approximately 9,000 square feet in London, United Kingdom with a lease term expiring in May 2016; and approximately 6,000 square feet in the Netherlands with a lease term expiring in April 2006. Management believes that our facilities are suitable and adequate for current office requirements.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended March 31, 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers of the Registrant

     The Executive Officers of our company are:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Robert F. Olson...........................  47    President and Chief Executive Officer and
                                                  Chairman of the Board
David S. Batt.............................  39    Executive Vice President of Global Field
                                                  Operations
Frank A. Radichel.........................  54    Executive Vice President of Research &
                                                  Development
Daniel P. Ryan............................  44    Executive Vice President of
                                                  Marketing/Business Development
Gregg A. Waldon...........................  42    Executive Vice President, Chief Financial
                                                  Officer, Secretary, and Treasurer
Michael S. Rudy...........................  56    Vice President of Canada

     Robert F. Olson founded our business and has served as Chairman of the Board of Stellent, Inc. and our predecessor company since 1990. He also served as our Chief Executive Officer and Chairman of the Board from October 2000 to July 2001, and as our President, Chief Executive Officer and Chairman of the Board from 1990 to October 2000 and from April 2003 to present. From 1987 to 1990, he served as the General Manager of the Greatway Communications Division of Anderberg-Lund Printing Company, an electronic publishing sales and service organization. Prior to that time, Mr. Olson held management and marketing positions in several electronic publishing service organizations.

     David S. Batt has served as our Executive Vice President, Global Field Operations, since February 2003. From October 2001 to October 2002, he was Executive Vice President of Marketing, Sales and Services for Selectica, Inc., a leading provider of product configuration and pricing solutions. From July 1999 to September 2001, Mr. Batt served as Vice President of CRM Sales for Oracle Corp., an enterprise software company, and from September 1998 to June 1999 as Senior Vice President of Sales for Adaytum Software, Inc., an enterprise business planning software company. From April 1998 to August 1998, he served as Vice President of Middle Markets Sales for Siebel Systems, an eBusiness application software company. Prior to that time, Mr. Batt was employed by Wall Data, Inc.

     Frank A. Radichel has served as our Executive Vice President of Research and Development since April 2003 and our Vice President of Research and Development from March 1995 through March 2003. Prior to that, Mr. Radichel served as CALS Project Leader and Technical Architect for Alliant TechSystems, Inc.

     Daniel P. Ryan has served as our Executive Vice President of Marketing and Business Development since April 2003 and as our Senior Vice President of Marketing and Business Development from April 2002 through March 2003. He has also served as our Senior Vice President of Corporate and Business Development from November 2001 to April 2002. From April 1999 to November of 2001, he served as Vice President of Marketing and Business Development. From September 1997 to April 1999, he served as Vice President of

Marketing for Foglight Software, Inc., a developer of enterprise performance management solutions. Prior to that time, Mr. Ryan served as Director of Marketing for Compact Devices, Inc.

     Gregg A. Waldon has served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since April 2003 and Chief Financial Officer, Secretary and Treasurer from April 1999 to March 2003. He has also served as a director from April 1999 to August 2001. From 1992 to April 1999, he held various financial management positions with GalaGen Inc., a publicly traded biopharmaceutical and nutritional ingredients company, where he served as Chief Financial Officer since November 1994. Prior to that time, Mr. Waldon was employed by PricewaterhouseCoopers LLP.

     Michael S. Rudy has served as our Vice President of Canada since April 2003 and was our Vice President of Alliances and Services from April 2002 through March 2003. He has also served as our Vice President of Technology Services from January 2001 to April 2002. From 1999 to 2000, Mr. Rudy was President and CEO of Hypertree Corporation, a software startup providing Web infrastructure for building corporate portals. Prior to that time, Mr. Rudy was employed by Workgroup Technology, supplier of software for product data management, from 1994-1999 in various sales and management positions, and by ELDEC from 1983-1994 in various information services positions.

     Officers of our company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of our company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.01 per share, is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol STEL. At June 25, 2003, our common stock was held by approximately 4,900 shareholders consisting of 332 record holders and an estimated 4,600 shareholders whose stock was held in the name of a bank, broker or other nominee. On June 25, 2003, the closing sale price of a share of our common stock was $5.10.

     The high and low sale prices per share of our common stock for the four quarters during the fiscal years ended March 31, 2002 and 2003 were as follows:

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED MARCH 31, 2002:
First Quarter...............................................  $42.90   $14.75
Second Quarter..............................................   38.02    13.33
Third Quarter...............................................   31.65    13.24
Fourth Quarter..............................................   34.72     9.51

FISCAL YEAR ENDED MARCH 31, 2003:
First Quarter...............................................  $ 8.85   $ 3.94
Second Quarter..............................................    5.50     3.32
Third Quarter...............................................    5.85     3.14
Fourth Quarter..............................................    5.82     3.75

     We have never paid cash dividends on the common stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The information required by Item 201(d) of Regulation S-K is incorporated by reference from Item 12 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Consolidated Financial Data (in thousands except per share data) presented below as of and for each of the fiscal years in the five year period ended March 31, 2003 have been derived from our Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes.

                                                          YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1999       2000       2001       2002       2003
                                           -------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Product licenses.......................  $ 9,303   $ 17,480   $ 53,853   $ 66,908   $ 40,364
  Services...............................    2,099      4,880     12,868     21,432     25,070
  Hardware integration and support.......    5,629         --         --         --         --
                                           -------   --------   --------   --------   --------
Total revenues...........................   17,031     22,360     66,721     88,340     65,434
                                           -------   --------   --------   --------   --------
Cost of revenues:
  Product licenses.......................      811      1,708      3,899      5,005      6,480
  Amortization of capitalized software
     from acquisitions...................       --         --        700        966      1,892
  Services...............................    1,229      2,400      7,190     13,392     12,146
  Hardware integration and support.......    4,601         --         --         --         --
                                           -------   --------   --------   --------   --------
Total cost of revenues...................    6,641      4,108     11,789     19,363     20,518
                                           -------   --------   --------   --------   --------
Gross profit.............................   10,390     18,252     54,932     68,977     44,916
                                           -------   --------   --------   --------   --------
Operating expenses:
  Sales and marketing....................    5,742     10,076     29,448     46,672     38,343
  General and administrative.............    3,577      3,853      9,016     11,884     11,301
  Research and development...............    2,214      2,878      9,756     17,601     15,766
  Acquisition and related costs..........       --      1,972        775        237      1,127
  Amortization of acquired intangible
     assets and other....................       --        460      9,808     12,914      6,635
Restructuring charges....................       --         --         --         --      4,368
  Acquired in-process research and
     development.........................       --         --     10,400         --         --
                                           -------   --------   --------   --------   --------
Total operating expenses.................   11,533     19,239     69,203     89,308     77,540
                                           -------   --------   --------   --------   --------
Loss from operations.....................   (1,143)      (987)   (14,271)   (20,331)   (32,624)

                                                          YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1999       2000       2001       2002       2003
                                           -------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Other income (expense):
  Gain on sale of hardware integration
     unit................................      517         --         --         --         --
  Interest income (expense) net..........     (212)     1,466      7,000      3,755      1,957
Investment impairment....................       --         --       (400)    (5,722)    (1,733)
                                           -------   --------   --------   --------   --------
Income (loss) from continuing
  operations.............................     (838)       479     (7,671)   (22,298)   (32,400)
Loss on discontinued operations..........     (521)        --         --         --         --
                                           -------   --------   --------   --------   --------
Net income (loss)........................   (1,359)       479     (7,671)   (22,298)   (32,400)
Preferred stock dividends and
  accretion..............................     (718)        --         --         --         --
                                           -------   --------   --------   --------   --------
Income (loss) attributable to common
  shareholders...........................  $(2,077)  $    479   $ (7,671)  $(22,298)  $(32,400)
                                           =======   ========   ========   ========   ========
Earnings (loss) per share -- basic and
  diluted:
  Income (loss) from continuing
     operations..........................  $ (0.08)  $   0.03   $  (0.36)  $  (1.00)  $  (1.45)
                                           =======   ========   ========   ========   ========
  Net income (loss)......................  $ (0.12)  $   0.03   $  (0.36)  $  (1.00)  $  (1.45)
                                           =======   ========   ========   ========   ========
  Income (loss) attributable to common
     shareholders........................  $ (0.19)  $   0.03   $  (0.36)  $  (1.00)  $  (1.45)
                                           =======   ========   ========   ========   ========
  Weighted average common
     shares -- basic.....................   11,151     16,462     21,472     22,286     22,345
  Weighted average common
     shares -- diluted...................   11,151     18,057     21,472     22,286     22,345

                                                             AS OF MARCH 31,
                                           ---------------------------------------------------
                                            1999       2000       2001       2002       2003
                                           -------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents.....................  $ 2,177   $  8,859   $ 14,651   $ 26,656   $ 37,439
Marketable Securities....................       --    124,883     91,859     69,502     43,730
Working capital..........................    3,713    137,112    109,279    102,850     69,823
Total assets.............................    8,464    147,315    181,586    165,926    129,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management -- today considered a critical component of an organization's communication and information technology
(IT) infrastructures -- was an emerging technology used to help companies easily and quickly share information internally or externally using the Web.

     Currently, our solutions -- which are comprised of universal content management software, content components software and vertical applications -- help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. Our company has strategically grown to become one of the foremost content management software vendors in the industry, having been ranked one of the top three content management software providers by industry analyst firms Gartner Dataquest, Giga Information Group and Aberdeen Group.

     Our customers are primarily located throughout the United States and Europe. We are responsible for developing our current business which was founded in 1990. In July 1996, we merged with and into a publicly traded corporation, which was organized under Minnesota law in November 1989. In July 2000, we acquired the Information Exchange Division (currently our Content Components Division or "CCD") of eBT

International, Inc. (formerly Inso Corporation) in a transaction accounted for as a purchase. In July 2001, we acquired select assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries. This acquisition has been accounted for under the purchase method of accounting. In April 2002 and in March 2003, we acquired certain assets of Kinecta Corporation and Active IQ Corporation, respectively. On August 29, 2001, we changed our name to Stellent, Inc. Our headquarters is located in Eden Prairie, Minnesota and we have operations or collaborations in Australia, France, Germany, Japan, Korea, the Netherlands, the United Kingdom and in other cities in the United States.

     Beginning in April 2002 and continuing through April 2003, we have implemented several cost cutting measures, including a reduction in work force of approximately 30% since our December 2001 quarter. These restructuring measures were in response to the economic slowdown both in the United States and internationally and were in all functional areas and geographies. However, we have recently been investing in certain areas in order to expand our customer base and grow our revenues. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are more fully described in Note 1 to our consolidated Financial Statements. The policies described below are particularly important to understanding our financial position and results of operations and may require management to make estimates or judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     We currently derive all of our revenues from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

     Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

     Persuasive Evidence of an Arrangement Exists -- We determine that persuasive evidence of an arrangement exists with respect to a customer under,
i) a signature license agreement, which is signed by both the customer and us, or, ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. We do not offer product return rights to end users or resellers.

     Delivery has Occurred -- Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

     The Fee is Fixed or Determinable -- If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

     Collectibility is Probable and Supported -- We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

     With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support ("PCS") components of our license arrangements. We sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

     Our direct customers typically enter into perpetual license arrangements. Our Content Components Division generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. We recognize revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, we recognize revenue ratably over the term of the license arrangement.

     Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

  Cost of Revenues

     We expense all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. We expense all technical support service costs associated with service revenue as cost of revenues. We also expense amortization of capitalized software from acquisitions as cost of revenues.

     In January 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which requires companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We report our out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues within the statement of operations. As a result, this EITF did not have a material effect on our consolidated financial statements.

  Investments in and Notes with Other Companies

     Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as we anticipate holding them for more than one year. We hold less than 20% interest in, and do not directly or indirectly exert significant influence over, any of the respective investees. A portion of these investments are publicly traded and are deemed by management to be available for sale. We use the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through March 31, 2003. During fiscal 2001, 2002 and 2003, we determined that permanent declines in the value of these publicly traded investments had occurred. As a result, we recorded write-downs of $0.4 million, $0.1 million, and $1.1 million during the years ended March 31, 2001, 2002 and 2003, respectively. Investments in other companies also include investments in several non-public, start-up technology companies for which we use the cost method of accounting. For the years ended March 31, 2002 and 2003, we determined that a permanent decline in value of certain investments had occurred and recorded a $5.6 million and $0.7 million write-down on the investments in and advances to these entities. We determined the permanent declines in value of these public and non-public companies using quarterly procedures such as reviewing their operating results and financial position, discussions with company management and review of the overall business climate.

  Accounts Receivable

     Our accounts receivable balances are due from companies across a broad range of industries -- Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. We determined our allowance by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     No customer accounted for 10% or more of our revenues in the years ended March 31, 2001, 2002, and 2003.

  Goodwill and Other Acquired Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized but reviewed for impairment annually. Accordingly, we ceased amortization of goodwill as of April 1, 2002.

     At March 31, 2002, other acquired intangible assets represented core technology, customer base, workforce, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, and were amortized on a straight-line basis over three to four years. Effective April 1, 2002, we adopted SFAS 141, Business Combinations, which requires that all business combinations be accounted for utilizing the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. We determined that our acquired workforce did not meet the separability criteria of SFAS 141, and therefore the net unamortized balance at March 31, 2002 was reclassified to goodwill effective April 1, 2002, and amortization of the balance ceased. The remaining other acquired intangible assets continue to be amortized on a straight-line basis over their remaining, definite useful lives.

     The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. We completed our transitional goodwill impairment test on April 1, 2002 and determined that no impairment existed at that time. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engaged an independent outside professional services firm to assist us in our impairment testing of goodwill. Based on this assistance, we completed our annual goodwill impairment test on January 1, 2003 and determined that there was no impairment of goodwill at that time. Additionally, no circumstances occurred during the fourth quarter of the year ended March 31, 2003 which would have created an impairment loss at March 31, 2003.

  Impairment of Long-Lived Assets

     We evaluate the recoverability of its long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2003.

  New Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 is not anticipated to have a material effect on our consolidated financial statements.

  Accounting for Income Taxes

     Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $84,300 at March 31, 2003, which begin to expire in 2011. These NOL's are subject to annual utilization limitations due to prior ownership changes.

     Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, in fiscal 2003 we increased the valuation allowance to fully offset the deferred tax asset. The increase in the valuation allowance has been recognized as a reduction in paid in capital to the extent that a tax benefit from employee stock option exercises was previously recognized as additional paid in capital.

     We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion there of, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In general, these estimates and assumptions are based on historical experience of our management; but may include consideration of industry trends or information from other outside sources. Actual results could differ from those estimates.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

     Total revenues increased by $2.8 million, or 20%, to $16.8 million for the three months ended March 31, 2003 from $14.0 million for the three months ended March 31, 2002. The increase in total revenues was primarily attributable to an increase in Content Components revenues in the United States and an increase in post-contract customer support due to a larger installed base of products.

     Product Licenses. Revenues for product licenses increased by $1.7 million, or 20%, to $10.0 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. The increase in revenues was primarily attributable to an increase in Content Components software revenues in the United States.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $1.1 million, or 20%, to $6.8 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002. Expressed as a percentage of total service revenue, consulting services and training was approximately 38% and post-contract customer support was 62% in the March 31, 2003 quarter, and 37% and 63%, respectively in the March 31, 2002 quarter. The increase in revenues for services was primarily attributable to increases in consulting services and post-contract customer support due to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $0.1 million, or 1.5%, to $5.2 million for the three months ended March 31, 2003 from $5.1 million for the three months ended March 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the three months ended March 31, 2003 compared to 37% for the three months ended March 31, 2002. Gross profit increased by $2.7 million, or 31%, to $11.6 million for the three months ended March 31, 2003 from $8.9 million for the three months ended March 31, 2002. Total gross profit as a percentage of total revenues was 69% for the three months ended March 31, 2003 compared to 63% for the three months ended March 31, 2002. The increase in gross profit dollars and percentage was primarily due to increased revenues for product licenses and post-contract customer support.

     Product Licenses. Cost of revenues for product licenses decreased by $0.1 million, or 4%, to $1.4 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. Gross profit as a percentage of revenues for product licenses was 85% for the three months ended March 31, 2003 compared to 82% for the three months ended March 31, 2002. The decrease in gross profit percentage was due primarily to increased sales of Content Components software in the quarter ended March 31, 2003 versus the quarter ended March 31, 2002. Our Content Components software typically has a lower cost of revenues than our Universal Content Management software.

     Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.2 million for the three months ended March 31, 2003 to $0.5 million from $0.3 million for the three months ended March 31, 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $0.1 million, or 3%, to $3.3 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002. Expressed as a percentage of total services costs, consulting services and training were approximately 72% and post-contract customer support 28% in the March 31, 2003 quarter, respectively, and 72% and 28% in the March 31, 2002 quarter, respectively. Gross profit as a percentage of revenues for services was 52% for the three months ended March 31, 2003 and 41% for the three months ended March 31, 2002. The increase in the gross profit dollars and as a percentage of revenues for services was primarily due to the increase in revenues from post-contract customer support from a larger installed base of products.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased by $2.2 million, or 20%, to $8.8 million for the three months ended March 31, 2003 from $11.0 million for the three months ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 52% for the three months ended March 31, 2003 compared to 78% for the three months ended March 31, 2002. The decrease in sales and marketing expense was primarily due to decreased staffing and related costs as a result of the restructurings undertaken during the year and decreased marketing expenses for name and brand awareness, advertising, and trade shows.

     General and Administrative. General and administrative expenses decreased by $1.0 million, or 23% to $3.4 million for the three months ended March 31, 2003 from $4.4 million for the three months ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 20% for the three months ended March 31, 2003 compared to 31% for the three months ended March 31, 2002. General and administrative expenses decreased due primarily to decreased staffing and related costs as a result of the restructurings undertaken during fiscal year 2003 and a decrease in the provision for doubtful accounts.

     Research and Development. Research and development expenses decreased by $1.4 million, or 31%, to $3.2 million for the three months ended March 31, 2003 from $4.6 million for the three months ended March 31, 2002. Research and development expenses as a percentage of total revenues were 19% for the three months ended March 31, 2003 compared to 33% for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to decreased staffing related to the restructurings undertaken by the company.

     Acquisition and Related Costs. For the three months ended March 31, 2003, acquisition and related costs represent charges associated with the payment of employee costs which resulted from the acquisition of certain assets of Active IQ Corporation in March 2003. For the three months ended March 31, 2002 acquisition and related costs primarily represent costs associated with developing the Japanese market through a potential acquisition.

     Amortization of Intangibles. A portion of the purchase price of CCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month period ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. The decrease in amortization expense was primarily due to the adoption of SFAS 142 in April 2002.

     Restructuring Charges. In the quarter ended March 31, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $0.4 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of several employees.

OTHER INCOME (EXPENSE)

     Interest income was $0.3 million for the three months ended March 31, 2003 compared to $0.8 million for the three months ended March 31, 2002. Interest income is primarily related to marketable securities purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds, which have declined over 50%, and a reduction in the amount of invested funds due to use of cash in acquisitions and in operations.

RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002

REVENUES

     Total revenues decreased by $22.9 million, or 26%, to $65.4 million for the year ended March 31, 2003 from $88.3 million for the year ended March 31, 2002. The decrease in revenues was primarily attributable to a shortfall in our product license revenue as a result of the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

     Product Licenses. Revenues for product licenses decreased by $26.5 million, or 40%, to $40.4 million for the year ended March 31, 2003 from $66.9 million for the year ended March 31, 2002. The decrease in revenues was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $3.7 million, or 17%, to $25.1 million for the year ended March 31, 2003 from $21.4 million for the year ended March 31, 2002. Expressed as a percentage of total service revenue, consulting services and training was approximately 31% and post-contract customer support was 69% in the year ended March 31, 2003, and 45% and 55%, respectively in the year ended March 31, 2002. The increase in revenues for services was primarily attributable to post-contract customer support due to a larger installed base of products and partially offset by a decrease in consulting services due to a decrease in product license revenue.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $1.1 million, or 6%, to $20.5 million for the year ended March 31, 2003 from $19.4 million for the year ended March 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the year ended March 31, 2003 compared to 22% for the year ended March 31, 2002. Gross profit decreased by $24.1 million, or 35%, to $44.9 million for the year ended March 31, 2003 from $69.0 million for the year ended March 31, 2002. Total gross profit as a percentage of total revenues was 69% for the year ended March 31, 2003 compared to 78% for the year ended March 31, 2002. The decrease in gross profit dollars and percentage was primarily attributable to the decrease in product license revenues described above.

     Product Licenses. Cost of revenues for product licenses increased by $1.5 million or 29%, to $6.5 million for the year ended March 31, 2003 from $5.0 million for the year ended March 31, 2002. Gross profit as a percentage of revenues for product licenses was 84% for the years ended March 31, 2003 and 93% for the year ended March 31, 2002. The increase in cost of revenues and resulting decrease in gross profit dollars and percentage for product licenses was primarily attributable to decreased revenues and the increased amortization of prepaid royalties and the increased amortization of capitalized software developed for us by a third party or purchased from a third party. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $3.1 million for the year ended March 31, 2003 versus approximately $2.0 million for the year ended March 31, 2002.

     Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.9 million for the year ended March 31, 2003 to $1.9 million from $1.0 million for the year ended March 31, 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $1.3 million, or 9%, to $12.1 million for the year ended March 31, 2003 from $13.4 million for the year ended March 31, 2002. Expressed as a percentage of total service cost, consulting services and training was approximately 69% and post-contract customer support 31% in the year ended March 31, 2003 and 75% and 25% in the year ended March 31, 2002, respectively. The gross profit as a percentage of revenues for services was 52% for the year ended March 31, 2003 compared to 38% for the year ended March 31, 2002. The increase in the gross profit dollars and as a percentage of revenues for services was primarily due to decreased employee headcount and other staffing costs for consulting services personnel associated with restructurings.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased by $8.4 million, or 18%, to $38.3 million for the year ended March 31, 2003 from $46.7 million for the year ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 59% for the year ended March 31, 2003 compared to 53% for the year ended March 31, 2002. The decrease in sales and marketing expense was primarily due to reduced commission expense as a result of decreased sales, decreased travel expense, and decreased staffing related to the restructurings of our company during the year ended March 31, 2003. Sales and marketing expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as described above.

     General and Administrative. General and administrative expenses decreased by $0.6 million, or 5%, to $11.3 million for the year ended March 31, 2003 from $11.9 million for the year ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 17% for the year ended March 31, 2003 and 13% for the year ended March 31, 2002. General and administrative expense dollars decreased primarily due to decreased personnel expenses associated with fewer personnel as a result of the restructurings offset by an increase in the allowance for doubtful accounts.

     Research and Development. Research and development expenses decreased by $1.8 million, or 10%, to $15.8 million for the year ended March 31, 2003 from $17.6 million for the year ended March 31, 2002. Research and development expenses as a percentage of total revenues were 24% for the year ended March 31, 2003 and 20% for the year ended March 31, 2002. The decrease in research and development expense dollars was primarily due to decreased staffing and related costs as a result of the restructurings and a decrease in purchased services.

     Acquisition and Related Costs. Acquisition and related costs were $1.1 million in the year ended March 31, 2003 and $0.2 million in the year ended March 31, 2002. For the year ended March 31, 2003, these costs were primarily related to a potential transaction with a Japanese company that would have given us new wireless technologies and an avenue to generate revenues for our Universal Content Management software. After proceeding with the due-diligence, it was determined that the target company was not situated well enough for us to accomplish previously established goals. Approximately $0.7 million of expenses are associated with this project and represent funds that we advanced to the company for a trade show, product integration testing, test marketing costs of the products and other. The remaining $0.4 million of acquisition costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002 and the acquisition of selected assets of Active IQ Corporation.

     Amortization of Acquired Intangible Assets and Other. Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, our acquisition of RESoft in July 2001, and our acquisition of Kinecta in April 2002. Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS 142. As a result, amortization expense decreased $6.3 million for the year ended March 31, 2003 as compared to fiscal year 2002.

OTHER INCOME (EXPENSE)

     Interest income was $2.0 million for the year ended March 31, 2003 compared to $3.8 million for the year ended March 31, 2002. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. Investment impairment expense was $1.7 million for the year ended March 31, 2003 compared to $5.7 million for the year ended March 31, 2002. Investment impairment expense for both years related to the permanent decline in the values of certain investments we made. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.

RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001

REVENUES

     Total revenues increased by $21.6 million, or 32%, to $88.3 million for the year ended March 31, 2002 from $66.7 million for the year ended March 31, 2001. The increase in revenues was primarily attributable to the growth in of our customer base and the increase in customers as a result of our acquisition of CCD, increased sales to existing customers and increased sales of our Universal Content Management software.

     Product Licenses. Revenues for product licenses increased by $13.0 million, or 24%, to $66.9 million for the year ended March 31, 2002 from $53.9 million for the year ended March 31, 2001. The increase in revenues was primarily attributable to growth in our customer base and the increase in customers as a result of our acquisition of CCD, increased sales to existing customers and increased sales of our Universal Content Management software.

     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $8.6 million, or 67%, to $21.4 million for the year ended March 31, 2002 from $12.9 million for the year ended March 31, 2001. Expressed as a percentage of total service revenue, consulting services and training was approximately 45% and post-contract customer support 55% in the year ended March 31, 2002, respectively, and 49% and 51% in the year ended March 31, 2001. The increase in revenues for services was primarily attributable to a larger installed base of products.

COST OF REVENUES AND GROSS PROFIT

     Total cost of revenues increased by $7.6 million, or 64%, to $19.4 million for the year ended March 31, 2002 from $11.8 million for the year ended March 31, 2001. Total cost of revenues as a percentage of total revenues was 22% for the year ended March 31, 2002 compared to 18% for the year ended March 31, 2001. Gross profit increased by $14.1 million, or 26%, to $69.0 million for the year ended March 31, 2002 from $54.9 million for the year ended March 31, 2001. Total gross profit as a percentage of total revenues was 78% for the year ended March 31, 2002 compared to 82% for the year ended March 31, 2001. The increase in gross profit dollars was primarily attributable to the increase in product license revenues while the decrease in gross profit percentage was primarily due to lower gross profits on services.

     Product Licenses. Cost of revenues for product licenses increased by $1.1 million or 28%, to $5.0 million for the year ended March 31, 2002 from $3.9 million for the year ended March 31, 2001. Gross profit as a percentage of revenues for product licenses was 93% for the years ended March 31, 2002 and 2001.

     Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.3 million for the year ended March 31, 2002 to $1.0 million from $0.7 million for the year ended March 31, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of the assets of RESoft in July 2001.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $6.2 million, or 86%, to $13.4 million for the year ended March 31, 2002 from $7.2 million for the year ended March 31, 2001. Expressed as a percentage of total service cost, consulting services and training was approximately 75% and post-contract customer support was 25% in the year ended March 31, 2002 and 73% and 27%, respectively in the year ended March 31, 2001. The gross profit as a percentage of revenues for services was 38% for the year ended March 31, 2002 compared to 44% for the year ended March 31, 2001. The decrease in the gross profit as a percentage of revenues for services was primarily due to increased employee headcount and other staffing costs for consulting services personnel associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees in the quarters ended September 30, 2001 and December 31, 2001.

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

     General and Administrative. General and administrative expenses increased by $2.9 million, or 32%, to $11.9 million for the year ended March 31, 2002 from $9.0 million for the year ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 13% for the years ended March 31, 2002 and 2001. General and administrative expense dollars increased primarily due to increased personnel expenses of approximately $2.4 million, increased professional services of approximately $0.3 million and an increase in the allowance for doubtful accounts.

     Research and Development. Research and development expenses increased by $7.8 million, or 80% to $17.6 million for the year ended March 31, 2002 from $9.8 million for the year ended March 31, 2001. Research and development expenses as a percentage of total revenues were 20% for the year ended March 31, 2002 and 15% for the year ended March 31, 2001. The increase in research and development expenses was primarily due to increased staffing and related costs of $6.3 million, and purchased services of $0.7 million.

     Acquisition and Related Costs. Acquisition costs of approximately $0.2 million in the year ended March 31, 2002 consisted of uncapitalized costs related to our acquisition of RESoft in July 2001 and the costs associated with developing the Japanese market through a potential acquisition. The acquisition costs of approximately $0.8 million in the fiscal year ended March 31, 2001 consisted primarily of uncapitalized costs related to our acquisition of CCD in July 2000, accounted for as a purchase.

     Amortization of Acquired Intangible Assets and Other. Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, and our acquisition of RESoft in July 2001, accounted for as purchases. Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS 142.

OTHER INCOME (EXPENSE)

     Interest income was $3.8 million for the year ended March 31, 2002 compared to $7.0 million for the year ended March 31, 2001. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%. Investment impairment expense of $5.7 million for the year ended March 31, 2002 related to the permanent decline in the values of certain investments that we made.

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

                                                                         THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                                      2001       2001         2001        2002        2002        2002         2002        2003
                                    --------   ---------    --------    --------    --------    ---------    --------    --------
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Product licenses................  $19,072     $17,968     $21,563     $  8,305    $ 11,118     $ 9,600     $ 9,650     $ 9,996
  Services........................    5,527       5,199       5,005        5,701       5,937       5,958       6,358       6,817
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total revenues....................   24,599      23,167      26,568       14,006      17,055      15,558      16,008      16,813
                                    -------     -------     -------     --------    --------     -------     -------     -------
Cost of revenues:
  Product licenses................    1,071         847       1,569        1,518       1,799       1,545       1,676       1,460
  Amortization of capitalized
    software from acquisitions....      233         233         256          244         474         474         474         470
  Services........................    2,984       3,587       3,463        3,358       3,076       2,927       2,877       3,266
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total cost of revenues............    4,288       4,667       5,288        5,120       5,349       4,946       5,027       5,196
                                    -------     -------     -------     --------    --------     -------     -------     -------
Gross profit......................   20,311      18,500      21,280        8,886      11,706      10,612      10,981      11,617
                                    -------     -------     -------     --------    --------     -------     -------     -------
Operating expenses:
  Sales and marketing.............   11,277      11,578      12,827       10,990      10,307       9,663       9,606       8,767
  General and administrative......    2,432       2,475       2,603        4,374       2,722       2,360       2,836       3,383
  Research and development........    4,151       4,595       4,211        4,644       4,724       4,790       3,049       3,203
  Acquisitions and related
    costs.........................       --          --          --          237          --         739         263         125
  Amortization of acquired
    intangible assets and other...    3,148       3,251       3,139        3,376       1,661       1,662       1,661       1,651
  Restructuring charges...........       --          --          --           --       2,504         839         674         351
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total operating expenses..........   21,008      21,899      22,780       23,621      21,918      20,053      18,089      17,480
                                    -------     -------     -------     --------    --------     -------     -------     -------
Income (loss) from operations.....     (697)     (3,399)     (1,500)     (14,735)    (10,212)     (9,441)     (7,108)     (5,863)
Other income (expense):
  Interest income net.............    1,258         981         699          817         601         567         453         336
  Investment impairment...........       --      (2,223)         --       (3,499)         --          --        (650)     (1,083)
                                    -------     -------     -------     --------    --------     -------     -------     -------
Net income (loss).................  $   561     $(4,641)    $  (801)    $(17,417)   $ (9,611)    $(8,874)    $(7,305)    $(6,610)
                                    =======     =======     =======     ========    ========     =======     =======     =======
Net income (loss) per common share
  Basic...........................  $  0.03     $ (0.21)    $ (0.04)    $  (0.78)   $  (0.43)    $ (0.40)    $ (0.33)    $ (0.30)
  Diluted.........................     0.02       (0.21)      (0.04)       (0.78)      (0.43)      (0.40)      (0.33)      (0.30)

                                                                         THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------------------
                                    JUNE 30,   SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                                      2001       2001         2001        2002        2002        2002         2002        2003
                                    --------   ---------    --------    --------    --------    ---------    --------    --------
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  Product licenses................     77.5%       77.6%       81.2%        59.3%       65.2%       61.7%       60.3%       59.5%
  Services........................     22.5        22.4        18.8         40.7        34.8        38.3        39.7        40.5
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total revenues....................    100.0       100.0       100.0        100.0       100.0       100.0       100.0       100.0
                                    -------     -------     -------     --------    --------     -------     -------     -------
Cost of revenues:
  Product licenses................      4.4         3.7         5.9         10.8        10.5         9.9        10.5         8.7
  Amortization of capitalized
    software from acquisitions....      0.9         1.0         1.0          1.7         2.8         3.0         3.0         2.8
  Services........................     12.1        15.5        13.0         24.0        18.0        18.8        18.0        19.4
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total cost of revenues............     17.4        20.2        19.9         36.5        31.3        31.7        31.5        30.9
                                    -------     -------     -------     --------    --------     -------     -------     -------
Gross profit......................     82.6        79.8        80.1         63.5        68.7        68.3        68.5        69.1
                                    -------     -------     -------     --------    --------     -------     -------     -------
Operating expenses:
  Sales and marketing.............     45.8        50.0        48.3         78.5        60.4        62.1        60.0        52.1
  General and administrative......      9.9        10.7         9.8         31.2        16.0        15.2        17.7        20.1
  Research and development........     16.9        19.8        15.8         33.2        27.7        30.8        19.0        19.1
  Acquisition and related costs...       --          --          --          1.7          --         4.7         1.6         0.7
  Amortization of acquired
    intangible assets and other...     12.8        14.0        11.8         24.1         9.7        10.7        10.4         9.8
  Restructuring charges...........       --          --          --           --        14.7         5.4         4.2         2.1
                                    -------     -------     -------     --------    --------     -------     -------     -------
Total operating expenses..........     85.4        94.5        85.7        168.7       128.5       128.9       112.9       103.9
                                    -------     -------     -------     --------    --------     -------     -------     -------
Income (loss) from operations.....     (2.8)      (14.7)       (5.6)      (105.2)      (59.8)      (60.6)      (44.4)      (34.8)
Other income (expense):
  Interest income, net............      5.1         4.2         2.6          5.8         3.5         3.6         2.8         2.0
  Investment impairment...........       --        (9.6)         --        (25.0)         --          --        (4.1)       (6.4)
                                    -------     -------     -------     --------    --------     -------     -------     -------
Net income (loss).................      2.3%      (20.1)%      (3.0)%     (124.4)%     (56.3)%     (57.0)%     (45.7)%     (39.2)%
                                    =======     =======     =======     ========    ========     =======     =======     =======

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

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

     In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we include non-GAAP supplemental pro forma financial information in our earnings press releases. Our non-GAAP supplemental pro forma net income (loss) and net income (loss) per share results generally exclude from the comparable GAAP amounts the effects of acquisition related charges, such as amortization of capitalized software from acquisitions and acquisition and related costs, and certain other charges such as amortization of intangible assets and other, investment impairment and restructuring charges. Our management believes the non-GAAP supplemental pro forma financial information is useful to investors because it excludes certain non-cash expenses and facilitates meaningful comparison of our performance between periods. In accordance with SFAS 142, we discontinued the amortization of goodwill effective April 1, 2002. The exclusion of amortization expense from the non-GAAP supplemental pro forma financial information before and after April 1, 2002 enhances the comparability of our results between those periods. Investment impairment charges and restructuring charges occur on an irregular basis, are difficult to predict and often reflect in a single reporting period long-term strategic decisions or external factors. The exclusion of such charges from the non-GAAP supplemental pro forma financial information enhances comparisons of our tactical performance between periods. Management uses the non-GAAP supplemental pro forma financial information to evaluate our financial results, develop budgets and manage expenditures. These non-GAAP measures may differ from the non-GAAP measures used by other companies.

     The pro forma supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States of America. Our pro forma basic net income (loss) per share is computed by dividing pro forma net income by the weighted average number of outstanding common shares and our pro forma diluted net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method). We urge readers to review and consider carefully the GAAP financial information contained within our SEC filings.

                                                              THREE MONTHS ENDED
                            ---------------------------------------------------------------------------------------
                            JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                              2001       2001        2001       2002       2002       2002        2002       2003
                            --------   ---------   --------   --------   --------   ---------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUPPLEMENTAL INFORMATION
Net income (loss).........  $   561     $(4,641)    $ (801)   $(17,417)  $(9,611)    $(8,874)   $(7,305)   $(6,610)
Add back charges:
  Amortization of
    capitalized software
    from acquisitions.....      233         233        256         244       474         474        474        470
  Acquisition and related
    costs.................       --          --         --         237        --         739        263        125
  Amortization of
    intangible assets and
    other.................    3,148       3,251      3,139       3,376     1,661       1,662      1,661      1,651
  Investment impairment...       --       2,223         --       3,499        --          --        650      1,083
  Restructuring charges...       --          --         --          --     2,504         839        674        351
                            -------     -------     ------    --------   -------     -------    -------    -------
Total add back............    3,381       5,707      3,395       7,356     4,639       3,714      3,722      3,680
                            -------     -------     ------    --------   -------     -------    -------    -------
  Pro forma net income
    (loss) before pro
    forma income tax......    3,942       1,066      2,594     (10,061)   (4,972)     (5,160)    (3,583)    (2,930)
Pro forma income tax......   (1,380)       (373)      (908)         --        --          --         --         --
                            -------     -------     ------    --------   -------     -------    -------    -------
Pro forma net income
  (loss)..................  $ 2,562     $   693     $1,686    $(10,061)  $(4,972)    $(5,160)   $(3,583)   $(2,930)
                            =======     =======     ======    ========   =======     =======    =======    =======
Pro forma net income
  (loss) per share:
  Basic...................  $  0.12     $  0.03     $ 0.08    $  (0.45)  $ (0.22)    $ (0.23)   $ (0.16)   $ (0.13)
  Diluted.................  $  0.11        0.03     $ 0.07    $  (0.45)  $ (0.22)    $ (0.23)   $ (0.16)   $ (0.13)
Weighted average common
  shares outstanding
  Basic...................   22,081      22,364     22,336      22,361    22,363      22,425     22,312     22,281
  Diluted.................   23,753      23,617     23,864      22,361    22,363      22,425     22,312     22,281

                                 YEAR ENDED
                            ---------------------
                            MAR. 31,    MAR. 31,
                              2002        2003
                            --------   ----------

SUPPLEMENTAL INFORMATION
Net income (loss).........  $(22,298)   $(32,400)
Add back charges:
  Amortization of
    capitalized software
    from acquisitions.....       966       1,892
  Acquisition and related
    costs.................       237       1,127
  Amortization of
    intangible assets and
    other.................    12,914       6,635
  Investment impairment...     5,722       1,733
  Restructuring charges...        --       4,368
                            --------    --------
Total add back............    19,839      15,755
                            --------    --------
  Pro forma net income
    (loss) before pro
    forma income tax......    (2,459)    (16,645)
Pro forma income tax......        --          --
                            --------    --------
Pro forma net income
  (loss)..................  $ (2,459)   $(16,645)
                            ========    ========
Pro forma net income
  (loss) per share:
  Basic...................  $  (0.11)   $  (0.74)
  Diluted.................  $  (0.11)   $  (0.74)
Weighted average common
  shares outstanding
  Basic...................    22,286      22,345
  Diluted.................    22,286      22,345

NET OPERATING LOSS CARRYFORWARDS

     As of March 31, 2003, we had net operating loss carryforwards of approximately $84.3 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of March 31, 2003 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets. See Note 7 to the Consolidated Financial Statements included in Item 16 (a)1.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital and term loans from banking institutions, private placements and public offerings of securities and proceeds from the sales of assets related to prior lines of business. Net cash used in operating activities was $8.0 million for the year ended March 31, 2003, compared to net cash used in operating activities of $2.9 million for the year ended March 31, 2002. The increase in cash used in operations is due primarily to the net loss generated by operations.

     To date, we have invested our capital expenditures primarily in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the year ended March 31, 2003 and 2002 were $1.0 and $3.4 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At March 31, 2003, we did not have any material commitments for capital expenditures.

     As of March 31, 2003, we had $81.2 million in cash and marketable securities and $69.8 million in working capital. Net cash used in financing activities was $2.7 million for the year ended March 31, 2003 while net cash provided by financing activities was $1.1 million for the year ended March 31, 2002. In March 2000, we completed a public offering of our common stock that raised approximately $100.1 million in proceeds for us, net of underwriting discounts and offering costs of approximately $5.7 million. In April 2000, the underwriters exercised their over-allotment option, raising additional net proceeds of approximately $22.7 million.

     We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2004. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

     We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

     We lease all of our facilities under operating leases that have various expiration dates. Our contractual obligations as of March 31, 2003 consisted of a total of $13.4 million, of which, $3.9 million is payable in the next year, $2.7 million in one to two years, $2.0 million in three to four years, and $4.8 million after four years. The amounts reflected for operating leases represent primarily noncancelable lease payments on our office facility locations.

RELATED PARTY TRANSACTIONS

     In December 2001 we entered into a note receivable of $3.5 million with a distributor. Through March 2002, the distributor had paid the minimum payments required under the note receivable with its own cash, and at the end of March 2002, it paid off the remaining note receivable with short-term bridge financing. The distributor completely repaid this short-term bridge financing in April 2002 through a traditional banking relationship. The short-term bridge financing was provided at normal market rates by Beartooth Capital, a venture financing organization controlled and funded by Robert F. Olson, a shareholder and our Chairman, President and Chief Executive Officer. There was no relationship prior to the bridge financing, and there is no existing relationship between Beartooth Capital and the distributor. Furthermore, we provided no compensation or guarantees to Beartooth Capital or Robert F. Olson for the short-term bridge financing, nor were we otherwise involved in this transaction.

     During the year ended March 31, 2002, we held investments in five non-public companies in which we recognized license revenue of approximately $2.0 million from companies in which we had an equity investment, including approximately $1.4 million from Active IQ in December 2001. At March 31, 2003, we had no accounts receivable balance associated from these transactions. No license revenue was generated in our fiscal year ended March 31, 2003 from any company in which we held an investment. License revenue recognized for the year ended March 31, 2001 from companies in which we had an equity investment was approximately $2,400. We also acquired intellectual property from Active IQ in April 2001 for approximately $706, which was capitalized and is being amortized over a three-year period.

     At March 31, 2003 we held remaining investments in two non-public start-up technology companies, owning approximately 8% and 11% of these companies, and in a publicly traded technology company listed on Nasdaq, Active IQ, of which we owned 5.3%, excluding warrants. The value of these investments at March 31, 2003 is approximately $1.1 million. We wrote down to zero our investment in Active IQ during the March 2003 quarter. Certain officers and a director also held investment interests in Active IQ through February 2002 approximating 2%, excluding warrants, at which time those investments were sold.

     In December 2001 and March 2003, we entered into software license agreements with H.B. Fuller Company for approximately $0.3 million and $0.4 million, respectively. H.B. Fuller's Chief Financial Officer is a member of our Board of Directors. The terms and conditions, including fees, with respect to the H.B. Fuller transactions were substantially similar to those with unaffiliated third parties negotiated at arms length.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation Number (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for our quarter ended December 31, 2002. The liability recognition requirements are applicable to all guarantees issued or modified after December 31, 2002. Other than the additional disclosure requirements related to warranties and our indemnification obligations, this pronouncement is not anticipated to have a material effect on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. We utilize the intrinsic value method for stock-based employee compensation, and they elected not to adopt the transitional provision to the fair value method under SFAS 148; however, we did adopt the expanded annual disclosure provisions of SFAS 148 effective March 31, 2003. We will adopt the interim disclosure provisions of SFAS 148 during the first quarter of fiscal year 2004.

     In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. We are required to adopt this EITF beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 is not anticipated to have a material effect on our consolidated financial statements.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K for the fiscal year ended March 31, 2003 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-K should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-K. We caution the reader, however, that such list of factors under the caption "Risk Factors" in our Form 10-K may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE AND CONTENT COMPONENT SOFTWARE PRODUCTS FOR OUR REVENUES.

     We currently derive all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

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

SIGNIFICANT FLUCTUATION IN THE MARKET PRICE OF OUR COMMON STOCK COULD RESULT IN SECURITIES LITIGATION AGAINST US.

     In the past, securities class action litigation has been brought against publicly held companies following periods of volatility in the price of their securities. If the we were subject to such litigation due to volatility in our stock price, we may incur substantial costs. Such litigation could divert the attention of our senior management away from our business, which could have a material adverse effect on our business, operating results and financial condition. The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

     - variations in quarterly operating results;

     - changes in estimates by securities analysts;

     - changes in market valuations of companies in our industry;

     - announcements of significant events, such as major sales;

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

     As of March 31, 2003, Robert F. Olson, our President, Chief Executive Officer and the Chairman, of our Board of Directors holds approximately 10.0% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 14.9% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through March 31, 2003, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since December 2000. We believe that there may be future exposure to interest rate market risk.

     Our investments are primarily held in commercial paper which are affected by equity price market risk and other factors. We do not anticipate that exposure to these risks will have a material impact on us, due to the nature of our investments.

     We have no history of, and do not anticipate in the future, investing in derivative financial instruments. Most transactions with international customers for our Universal Content Management software, particularly Europe, are entered into in foreign currencies whereas most transactions entered into for our Content Management software are entered into in U.S. dollars. Transactions that are currently entered into in foreign currency are not anticipated to have significant exchange gains or losses. Thus, the exposure to market risk is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and notes thereto incorporated by reference from page F-1 of this Annual Report on Form 10-K, and quarterly results incorporated by reference from Item 7 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant

     Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the annual meeting of Shareholders to be held on August 27, 2003 (the "Proxy Statement").

     (b) Executive Officers of the Registrant

     Incorporated herein by reference is the information appearing herein under
Item 4a.

     (c) Compliance with Section 16(a) of the Exchange Act

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of March 31, 2003 for compensation plans under which equity securities may be issued.

                                                    (A)                     (B)                      (C)
                                            --------------------    --------------------    ---------------------
                                                                                            NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                                                                             FOR FUTURE ISSUANCE
                                            NUMBER OF SECURITIES                                UNDER EQUITY
                                             TO BE ISSUED UPON        WEIGHTED-AVERAGE       COMPENSATION PLANS
                                                EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                            OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
             PLAN CATEGORY                  WARRANTS AND RIGHTS     WARRANTS AND RIGHTS             (A))
             -------------                  --------------------    --------------------    ---------------------
Equity Compensation Plans Approved by
  Security Holders......................          3,382,631                $11.57                 1,323,018(1)
Equity Compensation Plans Not Approved
  by Security Holders...................          1,527,035                $17.20                 1,879,705(2)
                                                 ----------                ------                ----------
       Total............................          4,909,666                $13.32                 3,202,723
                                                 ----------                ------                ----------

-------------------------
(1) Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of an outstanding option, warrant or right, as follows: 256,115 shares under the 1994-1997 Stock Option Plan, 110,000 shares under the 1997 Director Stock Option Plan, and 956,903 under the 2000 Stock Incentive Plan.

(2) Includes securities available for future issuance under non-shareholder approved compensation plans other than upon the exercise of an outstanding option, warrant or right, as follows: 794,200 shares under the 1999 Stock Option Plan, 0 shares under the InfoAcess, Inc. 1995 Stock Option Plan, and 1,085,505 under the 2000 Employee Stock Incentive Plan.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

     STELLENT, INC. 1999 EMPLOYEE STOCK OPTION AND COMPENSATION PLAN

     In November 1999, the Board adopted the 1999 Employee Stock Option and Compensation Plan (the "1999 Plan"). The 1999 Plan has not been approved by the shareholders of the Company.

     Shares Subject to the 1999 Plan. As of March 31, 2003, 160,450 shares of the Company's common stock were subject to outstanding awards granted and 794,200 shares remained available for future award grants under the 1999 Plan. If any award granted pursuant to the 1999 Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the 1999 Plan. The number of shares available for future grant and previously granted but unexercised awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 1999 Plan.

     Plan Administration. The 1999 Plan is administered by a committee of two or more members of the Board or if the Board has not designated a committee, the Board will constitute the committee and administer the 1999 Plan.

     Eligibility. All employees of the Company and its subsidiaries who are not also officers or directors of the Company, and consultants to the Company or its subsidiaries, are eligible to receive awards under the 1999 Plan.

     Incentive and Non-Statutory Stock Options. Both incentive stock options and non-statutory stock options may be granted under the terms of the 1999 Plan. However, since the 1999 Plan has not been approved by the Company's shareholders, under the Internal Revenue Code of 1986, as amended, incentive stock options may not be granted under the 1999 Plan. The exercise price of an option is determined by the committee. The exercise price may not be less than 100% of the fair market value, as defined in the 1999 Plan, of the Company's common stock on the date the option is granted. Stock options may be granted and exercised at such times as the committee may determine, provided that the term shall not exceed ten years and one day from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, uncertified or certified check, bank draft, by delivery of shares of Company common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased, by instructing the Company to withhold from the shares of common stock issuable upon exercise of the stock option shares having fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased or any other manner authorized by the committee.

     Stock Appreciation Rights. A stock appreciation right may be granted under the 1999 Plan with or without reference to any related stock option. The recipient of a stock appreciation right receives, without payment to the Company, a number of shares of common stock, cash or any combination thereof, the amount of which is determined by dividing: (x) the number of shares of common stock as to which the stock appreciation right is exercised multiplied by the amount by which the fair market value of the shares on the exercise date exceeds the purchase price of shares of common stock under the related stock option or, if there is no related stock option, an amount determined by the committee at the time of grant, by (y) the fair market value of a share of common stock on the exercise date.

     Performance Shares. A performance share consists of an award that is paid in shares of common stock. Performance shares entitle the recipient to payment in amounts determined by the committee based upon the achievement of specified performance targets during a specified term. Performance shares may be subject to additional terms and conditions as determined by the committee.

     Restricted Stock and Other Stock-Based Awards. The committee may grant, either alone or in combination with other types of awards, restricted stock and other stock-based awards. Restricted stock may contain such restrictions, including provisions requiring forfeiture and imposing restrictions on stock transfer, as the committee may determine. To enforce the restrictions imposed by the committee, a recipient must enter into an agreement with the Company setting forth the conditions of the grant.

     Acceleration of Awards, Lapse of Restrictions, Forfeiture. The committee may provide in a recipient's agreement for the lapse or waiver of restrictions or conditions on restricted stock or other awards, or acceleration of the vesting of stock options, stock appreciation rights and other awards, or acceleration of the term with respect to which the achievement of performance targets for performance shares is determined in the event of a fundamental change in the corporate structure of the Company, or the replacement of the majority of the Board members within a period of less than two years by directors not nominated and approved by the Board, or, upon a change of control of the Company or a recipient's death, disability or retirement. Options and stock appreciation rights automatically vest upon death or disability, unless otherwise provided in a recipient's agreement, or upon the occurrence of a change in control of the Company. If a recipient's employment or other relationship with the Company or its affiliates is terminated for any reason other than death or disability, then any unexercised portion of such recipient's award will generally be forfeited, except as provided in the 1999 Plan or such recipient's agreement or by the committee.

     Adjustments, Modifications, Termination. The 1999 Plan gives the committee discretion to adjust the kind and number of shares available for awards or subject to outstanding awards, the limitations on the number and type of securities that may be issued to an individual recipient, the exercise price of outstanding stock options, and performance targets for, and payments under, outstanding awards of performance shares upon mergers, recapitalizations, stock dividends, stock splits or similar changes affecting the Company. Adjustments in performance targets and payments on performance shares are also permitted upon the occurrence of such other events as may be specified by the committee. The 1999 Plan also gives the Board the right to terminate, suspend or modify the 1999 Plan. Amendments to the 1999 Plan are subject to shareholder approval, however, if needed to comply with applicable laws or regulations. The committee may generally also alter or amend any agreement covering an award granted under the 1999 Plan to the extent permitted by law.

Under the 1999 Plan, the committee generally may cancel outstanding stock options and stock appreciation rights in exchange for the payment of cash or other consideration to the recipients upon dissolutions, liquidations, mergers, statutory share exchanges or similar events involving the Company.

     STELLENT, INC. 2000 EMPLOYEE STOCK INCENTIVE PLAN

     In May 2000, the Board adopted the 2000 Employee Stock Incentive Plan (the "2000 Employee Plan"). The Plan was amended in October 2001. The 2000 Employee Plan has not been approved by the shareholders of the Company.

     Shares Subject to the 2000 Employee Plan. As of March 31, 2003, 1,105,466 shares of the Company's common stock were subject to outstanding awards granted and 1,085,505 shares remained available for future award grants under the 2000 Employee Plan. If any award granted pursuant to the 2000 Employee Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the 2000 Employee Plan. The number of shares available for future grant and previously granted but unexercised awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 2000 Employee Plan.

     Plan Administration. The 2000 Employee Plan is administered by a committee of three or more members of the Board or if the Board has not designated a committee, the Board will constitute the committee and administer the 2000 Employee Plan. The committee may delegate all or any part of its responsibilities under the 2000 Employee Plan to officers or other persons for purposes of determining and administering awards.

     Eligibility. All employees of the Company and its affiliates are eligible to receive awards under the 2000 Employee Plan. Awards may be granted by the committee to any individuals or entities who are not employees of the Company, but who provide services to the Company or its affiliates as a consultant or adviser.

     Non-Qualified Stock Options. Non-qualified stock options may be granted under the 2000 Employee Plan. The exercise price of an option is determined by the committee. The exercise price for stock options may not be less than 100% of the fair market value of the Company's common stock on the date the option is granted. Stock options may be granted and exercised at such times as the committee may determine. No more than 500,000 shares of common stock underlying stock options and stock appreciation rights may be granted to any one person in any year. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, in the Company's common stock having a fair market value on the date the option is exercised equal to the option price of the stock being purchased, or a combination of cash and stock, as provided in each stock option agreement. In addition, the committee may permit recipients of stock options to simultaneously exercise options and sell the common stock purchased upon exercise and to use the sale proceeds to pay the purchase price.

     Stock Appreciation Rights and Performance Shares. The recipient of a stock appreciation right receives all or a portion of the amount by which the fair market value of a specified number of shares, as of the date the right is exercised, exceeds a price specified by the committee at the time the right is granted. The price specified by the committee must be at least 100% of the fair market value of the Company's common stock on the date the right is granted. No more than 500,000 shares of stock underlying stock appreciation rights and stock options may be awarded to any one person in any year. Performance shares entitle the recipient to payments in amounts determined by the committee based upon the achievement of specified performance targets during a specified term. No person may receive performance shares relating to more than 500,000 shares of the Company's common stock in any year. Payments with respect to stock appreciation rights and performance shares may be paid in cash, shares of the Company's common stock, or a combination of cash and shares, as determined by the committee.

     Restricted Stock and Other Stock-Based Awards. The committee may grant, either alone or in combination with other types of awards, restricted stock and other stock-based awards. Restricted stock may contain such restrictions, including provisions requiring forfeiture and imposing restrictions on stock transfer, as the committee may determine and set forth in each restricted stock agreement. No award of restricted stock may vest earlier than one year from the date of grant, except as provided in each restricted stock agreement. No more than 400,000 of the shares of common stock subject to the 2000 Employee Plan may be granted as restricted stock subject to performance conditions or subject to other stock-based awards.

     Acceleration of Awards, Lapse of Restrictions, Forfeiture. The committee may provide in an award agreement for the lapse or waiver of restrictions or conditions on restricted stock or other awards, or acceleration of the vesting of stock options, stock appreciation rights and other awards, or acceleration of the term with respect to which the achievement of performance targets for performance shares is determined in the event of a fundamental change in the corporate structure of the Company, upon a change of control of the Company or upon a recipient's death, disability or retirement. If a recipient's employment or other relationship with the Company or its affiliates is terminated for any reason, then any unexercised portion of such employee's award will generally be forfeited, except as provided in that employee's award agreement or by the committee.

     Adjustments, Modifications, Termination. The 2000 Employee Plan gives the committee discretion to adjust the kind and number of shares available for awards or subject to outstanding awards, the limitations on the number and type of securities that may be issued to an individual participant, the exercise price of outstanding stock options, and performance targets for, and payments under, outstanding awards of performance shares upon a merger, recapitalization, stock dividend, stock split or similar change affecting the Company. Adjustments in performance targets and payments on performance shares are also permitted upon the occurrence of such other events as may be specified by the committee. The 2000 Employee Plan also gives the Board the right to terminate, suspend or modify the 2000 Employee Plan. Amendments to the 2000 Employee Plan are subject to shareholder approval, however, only if needed to comply with any applicable law or regulation. Termination, suspension or modification of the 2000 Employee Plan generally may not materially and adversely affect any right an individual participant may have acquired before the termination, suspension or modification, unless otherwise provided in that individual's award agreement, or otherwise, or required by law. The Company (with the approval of the committee) may amend any agreement covering an award granted under the 2000 Employee Plan unless the committee determines that the amendment would be materially adverse to the recipient and is not required by law. Under the 2000 Employee Plan, the committee generally may cancel outstanding stock options and stock appreciation rights in exchange for the payment of cash or other consideration to the recipients upon dissolutions, liquidations, mergers, statutory share exchanges or similar events involving the Company.

     INFOACCESS PLANS

     In connection with the acquisition of InfoAccess, Inc. by the Company on September 29, 1999, the Company assumed the (1) InfoAccess, Inc. 1990 Stock Option Plan (the "InfoAccess 1990 Plan") and (2) InfoAccess, Inc. 1995 Stock Option Plan (the "InfoAccess 1995 Plan" and together with the InfoAccess 1990 Plan, the "InfoAccess Plans"). The InfoAccess 1990 Plan was approved by the InfoAccess, Inc. shareholders on July 26, 1991 and the InfoAccess 1995 Plan was approved by the InfoAccess, Inc. shareholders on May 10, 1995, but the InfoAccess Plans have not been approved by the shareholders of the Company.

     Shares Subject to the InfoAccess Plans. As of March 31, 2003, (a) no shares of the Company's common stock were subject to outstanding awards granted under the InfoAccess 1990 Plan and no shares remained available for future award grants under the InfoAccess 1990 Plan and (b) 36,119 shares of the Company's common stock were subject to outstanding awards granted under the InfoAccess 1995 Plan and no shares remained available for future award grants under the InfoAccess 1995 Plan. No additional stock options may be granted under either of the InfoAccess Plans.

     Plan Administration. The InfoAccess 1990 Plan is administered by the compensation committee of the Board, unless the compensation committee is not duly constituted at which time the Board may administer the InfoAccess 1990 Plan. The InfoAccess 1995 Plan is administered by the Board or a committee appointed by the Board. The Board or committee has the authority, subject to the terms of the specific InfoAccess Plan, to interpret provisions of that InfoAccess Plan and the options granted under them and to adopt rules and regulations for administering that InfoAccess Plan.

     Eligibility. All employees of InfoAccess were eligible to receive option grants under the InfoAccess Plans prior to their adoption by the Company. Non-statutory stock options could also be granted under the InfoAccess 1995 Plan prior to its adoption by the Company to individuals or entities that were not employees of InfoAccess, Inc., but that provided services to InfoAccess, Inc. or its affiliates as consultants or independent contractors.

     Types of Awards under the InfoAccess Plans. Both incentive stock options and non-statutory stock options could be granted under both of the InfoAccess Plans. The exercise price of an option was determined by the committee of the board of directors of InfoAccess, Inc. administering the InfoAccess Plans at the time of the grant. The exercise price for incentive stock options under the InfoAccess 1990 Plan and all options under the InfoAccess 1995 Plan could not be less than 100% of the fair market value of the shares on the date of the grant. The exercise price for incentive stock options granted to persons who beneficially owned 10% or more of the outstanding stock of InfoAccess, Inc. at the time of the grant could not be less than 110% of the fair market value of the shares on the date of grant. The exercise price for non-qualified stock options under the InfoAccess 1990 Plan may be less than, equal to or greater than the fair market value of the common stock of InfoAccess, Inc. on the date the option was granted. The number of shares and purchase price of each recipient's option grant has been adjusted to reflect the exchange ratio of InfoAccess, Inc. shares for the Company's shares in the merger of the companies. Stock options were granted and may be exercised at such times as the committee of the board of directors of InfoAccess, Inc. administering the InfoAccess Plans at the time of the grant determined; however, under the InfoAccess 1995 Plan, if no exercise schedule is set forth in a recipient's agreement, 25% of the shares subject to the option shall vest two years following the start of the recipient's continuous relationship with the Company, and an additional 25% of the shares subject to the option shall vest following each additional year of the recipient's continuous relationship with the Company. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash or the committee may, subject to approval by the Board, permit recipients of stock options to deliver a promissory note as full or partial payment for the exercise of a stock option. In addition, under the InfoAccess 1995 Plan, shares may be purchased in the Company's common stock, that a recipient has held at least six months, having a fair market value on the date the option is exercised equal to the option price of the stock being purchased.

          Termination of Employment or Relationship.

     InfoAccess 1990 Plan. If a recipient's employment with the Company or its affiliates is terminated, then any unexercised portion of such recipient's option grants will be forfeited, except as provided in the InfoAccess 1990 Plan or such recipient's option agreement; provided that: (a) if a recipient's employment with the Company or its affiliates is terminated by such recipient's death while such recipient is an employee of the Company or its affiliates, or during the period in which options granted under the InfoAccess 1990 Plan may be exercised due to the termination of such recipient's employment based on such recipient's dismissal other than for cause, disability or qualified retirement, such recipient's legal representative may exercise vested but unexercised options granted to that recipient under the InfoAccess 1990 Plan for a period of one year after that recipient's death, subject to the expiration of the option under the terms of such recipient's option agreement; (b) if a recipient's employment with the Company or its affiliates is terminated by such recipient's dismissal (other than for cause, as defined in the InfoAccess 1990 Plan) or qualified retirement, such recipient may exercise vested but unexercised options granted under the InfoAccess 1990 Plan for a period of three months after such recipient's termination date, subject to the expiration of the option under the terms of such recipient's agreement; and (c) if a recipient's employment with the Company or its affiliates is terminated by such recipient's disability, as defined in the InfoAccess 1990 Plan, such recipient may exercise vested but unexercised options granted under the InfoAccess 1990 Plan for a period of one year after such recipient's termination date, subject to the expiration of the option under the terms of such recipient's agreement.

     InfoAccess 1995 Plan. If a recipient's relationship with the Company or its affiliates is terminated for any reason other than for cause (as defined in the InfoAccess 1995 Plan), death or total disability, then any portion of the recipient's option grant that is vested but unexercised may be exercised for a period of thirty days following the termination of employment, unless the option by its terms expires earlier, and except as otherwise provided in the InfoAccess 1995 Plan or such recipient's agreement. If a recipient's relationship with the Company or its affiliates is terminated for cause, as defined in the InfoAccess 1995 Plan, such recipient's options granted under the InfoAccess 1995 Plan will automatically terminate as of the first discovery by the Company of any reason for that recipient's termination for cause. If a recipient's employment with the Company or its affiliates is terminated by such recipient's total disability, as defined in the InfoAccess 1995 Plan, such recipient may exercise vested but unexercised options granted under the InfoAccess 1995 Plan for a period of three months after such recipient's termination date, subject to the expiration of the option under the terms of such recipient's agreement. If a recipient's employment with the Company or its affiliates is terminated by such recipient's death while an employee of the Company or its affiliates, or during the period in which options granted under the InfoAccess 1995 Plan may be exercised due to the termination of such recipient's employment with the Company or its affiliates other than for cause (as defined in the InfoAccess 1995 Plan) or such recipient's total disability, such recipient's legal representative may exercise vested but unexercised options granted to that recipient under the InfoAccess 1995 Plan for a period of one year after that recipient's death, subject to the expiration of the option under the terms of such recipient's option agreement.

     Adjustments and Modifications. The InfoAccess 1995 Plan provides that each option will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend. The InfoAccess 1990 Plan gives the committee discretion to adjust the kind and number of shares subject to outstanding grants, and the exercise price of outstanding stock options upon mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits, combinations of shares, exchanges of shares, or similar changes affecting the Company. The InfoAccess Plans each give the Board the right to terminate, suspend, or modify the corresponding InfoAccess Plan as long as the rights and obligation related to outstanding option grants are not adversely affected.

     MERRILL LYNCH WARRANTS

     In February 2000, the Company issued Merrill, Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") a warrant with a five-year term in exchange for various product related marketing services. The warrant entitles Merrill Lynch to purchase up to 150,000 shares of the Company's common stock at an exercise price of $35.89 per share. As of March 31, 2003, all of the shares have vested. The purchase price for common stock purchased upon the exercise of the warrant may be payable by certified bank check or by canceling a portion of the common stock to be purchased by Merrill Lynch under the warrant and using the proceeds from difference between the fair market value of the cancelled shares and the exercise price of such cancelled shares to pay for the remaining shares. Merrill Lynch may transfer the warrant provided that a registration statement under the Securities Act covering the warrant or its underlying shares remains effective or Merrill Lynch delivers an opinion of counsel that a transfer of the warrant or the underlying shares is exempt from registration under the Securities Act and applicable state securities laws. The number of shares is subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the warrant.

     In June 2000 and September 2000, the Company issued Merrill Lynch additional warrants with a five-year term in exchange for various product related marketing services. These warrants entitle Merrill Lynch to purchase up to an aggregate of 50,000 shares of the Company's common stock at an exercise price of $41.2125 per share and up to an aggregate of 25,000 shares of the Company's common stock at an exercise price of $45.925 per share. As of March 31, 2003, all shares have vested. The purchase price for common stock purchased upon the exercise of the warrants may be payable by certified bank check or by canceling a portion of the common stock to be purchased by Merrill Lynch under the warrant and using the proceeds from difference between the fair market value of the cancelled shares and the exercise price of such cancelled shares to pay for the remaining shares. Merrill Lynch may transfer the warrants provided that a registration statement under the Securities Act covering the warrants or their underlying shares remains effective or

Merrill Lynch delivers an opinion of counsel that a transfer of the warrants or the underlying shares are exempt from registration under the Securities Act and applicable state securities laws. The number of shares is subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the warrants.

     Incorporated herein by reference is the information appearing under the heading "Security Ownership of Principal Shareholders" in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information appearing under the heading "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our President and Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiaries and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     (b) Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The disclosure for this item is not yet required.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. Financial Statements:

                                                           PAGE NUMBER IN THIS
DESCRIPTION                                                   ANNUAL REPORT
-----------                                                -------------------
Audited Financial Statements:
Report of Independent Auditors.......................              F-2
Consolidated Balance Sheets..........................              F-3
Consolidated Statements of Operations................              F-4
Consolidated Statements of Shareholders' Equity......              F-5
Consolidated Statements of Cash Flows................              F-6
Notes to Financial Statements........................              F-7

          2. The following consolidated financial statement schedules of our company are included in Item 16(d):

             Schedule II Valuation and Qualifying Accounts

          3. See Item 16(c) below for a listing of exhibits filed as part of this Annual Report on Form 10K.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ended March 31, 2003.

     (c) Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 2003.

                                    EXHIBITS

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 8-K dated August
                                                    29, 2001.
 3.2   Bylaws                                       Incorporated by reference to Exhibit 4.2
                                                    of the Registrant's Registration
                                                    Statement on Form S-8, File No.
                                                    333-75828.
 4.1   Share Rights Agreement between the           Incorporated by reference to Exhibit 99.1
       Registrant and Wells Fargo Bank              of the Registrant's Registration
       Minnesota, N.A., as Rights Agent, dated      Statement on Form 8-A12G, File No.
       as of May 29, 2002                           000-19817, filed June 3, 2002.
 4.7   Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7
       common stock to Merrill, Lynch, Pierce,      of the Registrant's form 10-K for the
       Fenner & Smith dated February 22, 2000       fiscal year ended March 31, 2001.
10.1   Stellent, Inc. 1994-1997 Stock Option and    Incorporated by reference to Exhibit A of
       Compensation Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.2   InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.3   InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.5   Stellent, Inc. 1999 Employee Stock Option    Incorporated by reference to Exhibit
       and Compensation Plan                        10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999
10.6   Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to
                                                    the Registrant's Definitive Proxy
                                                    statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.7   Stellent, Inc. amended and restated 2000     Incorporated by reference to Exhibit
       Employee Stock Incentive Plan*               10.34 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 2001
10.8   Stellent, Inc. Amended and Restated 1997     Incorporated by reference to Exhibit B of
       Directors Stock Option Plan*                 the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    26, 2002
10.9   Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of
       Plan                                         the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999
10.37  Employment Agreement Dated April 1, 2001,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.37 of the Registrant's Form 10-Q for
       A. Waldon*                                   the quarter ended June 30, 2001.
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan *                                       the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.43 of the Registrant's Form 10-K for
       Registrant and Gregg Waldon*                 the fiscal year ended March 31, 2002.
10.44  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.44 of the Registrant's Form 10-K for
       Registrant and Dan Ryan*                     the fiscal year ended March 31, 2002.
10.45  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.45 of the Registrant's Form 10-K for
       Registrant and Mitch Berg*                   the fiscal year ended March 31, 2002.
10.46  French Annex to the Stellent, Inc. 2000      Incorporated by reference to Exhibit
       Stock Incentive Plan                         10.46 of the Registrant's Form 10-K for
                                                    the fiscal year ended March 31, 2002.

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.47  Transition Agreement Dated March 31, 2003    Electronic transmission
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Electronic transmission
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Electronic transmission
23     Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Included on the signature page hereof
99.1   Certification by Robert F. Olson,            Electronic transmission
       President and Chief Executive Officer,
       pursuant to 18 U.S.C. Section 1350, as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.
99.2   Certification by Gregg A. Waldon, Chief      Electronic transmission
       Financial Officer, Secretary and
       Treasurer, pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002.

---------------
* Management contract, compensation plan or arrangement.

  (d) Schedule  Stellent, Inc and Subsidiaries

                  SCHEDULE II VALUATION OF QUALIFYING ACCOUNTS

COLUMN A                                                 COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------                                                ----------   ---------   ----------   ----------
                                                        BALANCE AT                            BALANCE AT
                                                        BEGINNING                               END OF
DESCRIPTION                                             OF PERIOD    ADDITIONS   DEDUCTIONS     PERIOD
-----------                                             ----------   ---------   ----------   ----------
                                                                         (IN THOUSANDS)
Deducted From Assets:
  Allowance for doubtful accounts:
     Year ended March 31, 2001........................    $  530      $3,273*      $1,660       $2,143
                                                          ======      ======       ======       ======
     Year ended March 31, 2002........................    $2,143      $2,105       $2,911       $1,337
                                                          ======      ======       ======       ======
     Year ended March 31, 2003........................    $1,337      $3,679       $3,616       $1,400
                                                          ======      ======       ======       ======

---------------
* Includes $1,389 of additions resulting from the acquisition of CCD in July 2000, not recognized as expense, and a valuation allowance related to foreign currency transactions.

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders
Stellent, Inc.

     In connection with our audits of the consolidated financial statements of Stellent, Inc. and subsidiaries referred to in our report dated April 28, 2003, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 28, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 30, 2003.
                                          STELLENT, INC.

                                          By       /s/ ROBERT F. OLSON
                                            ------------------------------------
                                              Robert F. Olson, Chief Executive
                                                    Officer and President

                               POWER OF ATTORNEY

     Each of the undersigned hereby appoints Robert F. Olson and Gregg A. Waldon, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 30, 2003.

                                                  /s/ ROBERT F. OLSON
                                          --------------------------------------
                                                     Robert F. Olson,
                                                  Chairman of the Board,
                                                 Chief Executive Officer
                                            and President (Principal Executive
                                                         Officer)

                                                  /s/ GREGG A. WALDON
                                          --------------------------------------
                                                     Gregg A. Waldon,
                                                Executive Vice President,
                                                 Chief Financial Officer,
                                                   Secretary, Treasurer
                                               (Principal Financial Officer
                                            and Principal Accounting Officer)

                                                 /s/ KENNETH H. HOLEC
                                          --------------------------------------
                                                Kenneth H. Holec, Director

                                                  /s/ PHILIP E. SORAN
                                          --------------------------------------
                                                Philip E. Soran, Director

                                                 /s/ RAYMOND A. TUCKER
                                          --------------------------------------
                                               Raymond A. Tucker, Director

                                                 /s/ STEVEN C. WALDRON
                                          --------------------------------------
                                               Steven C. Waldron, Director

                                 CERTIFICATION

I, Robert F. Olson, President and Chief Executive Officer, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Stellent, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to the Registrant by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ROBERT F. OLSON
                                          --------------------------------------
                                                     Robert F. Olson
                                          President and Chief Executive Officer

Date: June 30, 2003

                                 CERTIFICATION

I, Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Stellent, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to the Registrant by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREGG A. WALDON
                                          --------------------------------------
                                                     Gregg A. Waldon
                                             Executive Vice President, Chief
                                             Financial Officer, Secretary and
                                                        Treasurer

Date: June 30, 2003

                                 STELLENT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets as of March 31, 2002 and 2003...  F-3
Consolidated Statements of Operations for the years ended
  March 31, 2001, 2002 and 2003.............................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 2001, 2002 and 2003.................  F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2002 and 2003.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Stellent, Inc.

     We have audited the accompanying consolidated balance sheets of Stellent, Inc. and subsidiaries as of March 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellent, Inc. and subsidiaries as of March 31, 2002 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on April 1, 2002.

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 28, 2003

                                 STELLENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2003
                                                              --------    --------
                                      ASSETS
Current assets
  Cash and equivalents......................................  $ 26,656    $ 37,439
  Short-term marketable securities..........................    61,822      28,497
  Trade accounts receivable, net............................    18,576      15,602
  Prepaid royalties, current portion........................     3,383       2,335
  Prepaid expenses and other current assets.................     6,229       3,423
                                                              --------    --------
          Total current assets..............................   116,666      87,296
Long-term marketable securities.............................     7,680      15,233
Property and equipment, net.................................     6,054       4,830
Prepaid royalties, net of current portion...................     3,011       1,934
Goodwill, net...............................................    11,453      12,703
Other acquired intangible assets, net.......................    11,235       4,837
Deferred income taxes.......................................     4,894          --
Investments in and notes with other companies...............     3,122       1,136
Other.......................................................     1,811       1,740
                                                              --------    --------
                                                              $165,926    $129,709
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  2,264    $  2,287
  Deferred revenues, current portion........................     6,556       9,187
  Commissions payable.......................................     1,000       1,353
  Accrued expenses and other................................     3,996       4,646
                                                              --------    --------
          Total current liabilities.........................    13,816      17,473
Deferred revenue, net of current portion....................       123          --
                                                              --------    --------
          Total liabilities.................................    13,939      17,473
Commitments and contingencies...............................        --          --
Shareholders' equity
  Capital stock, $0.01 par value, 100,000 shares authorized
     Preferred stock, 10,000 shares authorized, no shares
      issued and outstanding at March 31, 2002 and 2003.....        --          --
     Common stock, 90,000 shares authorized, 22,660 and
      22,874 shares issued and 22,399 and 21,856 shares
      outstanding at March 31, 2002 and 2003................       224         219
  Additional paid-in capital................................   194,197     186,604
  Accumulated deficit.......................................   (42,502)    (74,902)
  Accumulated other comprehensive income....................        68         315
                                                              --------    --------
          Total shareholders' equity........................   151,987     112,236
                                                              --------    --------
          Total liabilities and shareholders' equity........  $165,926    $129,709
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 STELLENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED MARCH 31,
                                                             --------------------------------
                                                               2001        2002        2003
                                                             --------    --------    --------
Revenues
  Product licenses.........................................  $ 53,853    $ 66,908    $ 40,364
  Services.................................................    12,868      21,432      25,070
                                                             --------    --------    --------
     Total revenues........................................    66,721      88,340      65,434
Cost of revenues
  Product licenses.........................................     3,899       5,005       6,480
  Amortization of capitalized software from acquisitions...       700         966       1,892
  Services.................................................     7,190      13,392      12,146
                                                             --------    --------    --------
     Total cost of revenues................................    11,789      19,363      20,518
                                                             --------    --------    --------
     Gross profit..........................................    54,932      68,977      44,916
Operating expenses
  Sales and marketing......................................    29,448      46,672      38,343
  General and administrative...............................     9,016      11,884      11,301
  Research and development.................................     9,756      17,601      15,766
  Acquisition and related costs............................       775         237       1,127
  Amortization of acquired intangible assets and other.....     9,808      12,914       6,635
  Acquired in-process research and development.............    10,400          --          --
  Restructuring charges....................................        --          --       4,368
                                                             --------    --------    --------
     Total operating expenses..............................    69,203      89,308      77,540
                                                             --------    --------    --------
Loss from operations.......................................   (14,271)    (20,331)    (32,624)
Other income (expense)
  Interest income, net.....................................     7,000       3,755       1,957
  Investment impairment....................................      (400)     (5,722)     (1,733)
                                                             --------    --------    --------
     Net loss..............................................  $ (7,671)   $(22,298)   $(32,400)
                                                             ========    ========    ========
Net loss per common share -- basic and diluted.............  $  (0.36)   $  (1.00)   $  (1.45)
                                                             ========    ========    ========
Weighted average shares outstanding
  Basic and diluted........................................    21,472      22,286      22,345
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 STELLENT, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                              COMMON STOCK     ADDITIONAL                                    OTHER
                                             ---------------    PAID-IN     ACCUMULATED     UNEARNED     COMPREHENSIVE
                                             SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION   INCOME (LOSS)
                                             ------   ------   ----------   -----------   ------------   -------------
Balance at April 1, 2000...................  20,665    $207     $153,485     $(12,533)       $  (8)          $(181)
Exercise of stock options and warrants.....     778       8        5,608           --           --              --
Issuance of common stock, net of costs of
  $1,279...................................     520       5       22,641           --           --              --
Issuance of common stock in employee stock
  purchase plan............................      21      --          557           --           --              --
Tax benefit from employee stock option
  exercises................................      --      --        4,894           --           --              --
Other......................................      --      --          327           --            8              97
Net loss...................................      --      --           --       (7,671)          --              --
                                             ------    ----     --------     --------        -----           -----
Balance at March 31, 2001..................  21,984     220      187,512      (20,204)          --             (84)
Exercise of stock options and warrants.....     430       4        3,763           --           --              --
Issuance of common stock in acquisition....     200       2        5,494           --           --              --
Issuance of common stock in employee stock
  purchase plan............................      46       1        1,017           --           --              --
Repurchase of common stock.................    (261)     (3)      (3,589)          --           --              --
Foreign currency translation adjustment
  loss.....................................      --      --           --           --           --             (59)
Net unrealized gain on investments.........      --      --           --           --           --             211
Net loss...................................      --      --           --      (22,298)          --              --
                                             ------    ----     --------     --------        -----           -----
Balance at March 31, 2002..................  22,399     224      194,197      (42,502)          --              68
Exercise of stock options and warrants.....      27       1          101           --           --              --
Issuance of common stock in employee stock
  purchase plan............................     187       2          657           --           --              --
Repurchase of common stock.................    (757)     (8)      (3,457)          --           --              --
Reduction of tax benefit from employee
  stock option exercises...................      --      --       (4,894)          --           --              --
Foreign currency translation adjustment
  gain.....................................      --      --           --           --           --             374
Net unrealized loss on investments.........      --      --           --           --           --            (127)
Net loss...................................      --      --           --      (32,400)          --              --
                                             ------    ----     --------     --------        -----           -----
Balance at March 31, 2003..................  21,856    $219     $186,604     $(74,902)       $  --           $ 315
                                             ======    ====     ========     ========        =====           =====


                                                 TOTAL
                                             SHAREHOLDERS'   COMPREHENSIVE
                                                EQUITY       INCOME (LOSS)
                                             -------------   -------------
Balance at April 1, 2000...................    $140,970
Exercise of stock options and warrants.....       5,616
Issuance of common stock, net of costs of
  $1,279...................................      22,646
Issuance of common stock in employee stock
  purchase plan............................         557
Tax benefit from employee stock option
  exercises................................       4,894
Other......................................         432        $     97
Net loss...................................      (7,671)         (7,671)
                                               --------        --------
Balance at March 31, 2001..................     167,444        $ (7,574)
                                                               ========
Exercise of stock options and warrants.....       3,767
Issuance of common stock in acquisition....       5,496
Issuance of common stock in employee stock
  purchase plan............................       1,018
Repurchase of common stock.................      (3,592)
Foreign currency translation adjustment
  loss.....................................         (59)       $    (59)
Net unrealized gain on investments.........         211             211
Net loss...................................     (22,298)        (22,298)
                                               --------        --------
Balance at March 31, 2002..................     151,987        $(22,146)
                                                               ========
Exercise of stock options and warrants.....         102
Issuance of common stock in employee stock
  purchase plan............................         659
Repurchase of common stock.................      (3,465)
Reduction of tax benefit from employee
  stock option exercises...................      (4,894)
Foreign currency translation adjustment
  gain.....................................         374        $    374
Net unrealized loss on investments.........        (127)           (127)
Net loss...................................     (32,400)        (32,400)
                                               --------        --------
Balance at March 31, 2003..................    $112,236        $(32,153)
                                               ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 STELLENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED MARCH 31,
                                                                --------------------------------
                                                                  2001        2002        2003
                                                                --------    --------    --------
Operating activities:
  Net loss..................................................    $ (7,671)   $(22,298)   $(32,400)
  Adjustments to reconcile net loss to cash flows provided
    by (used in) operating activities:
    Depreciation and amortization...........................       1,253       2,309       3,179
    Acquired in-process research and development............      10,400          --          --
    Amortization of acquired intangible assets and other....      10,508      13,880       8,527
  Tax benefit (benefit reduction) from employee stock option
    exercises...............................................       4,894          --      (4,894)
  Changes in operating assets and liabilities, net of
    amounts acquired........................................     (13,523)     (2,903)     15,626
  Investment impairment.....................................         400       5,722       1,733
  Other.....................................................      (2,597)        400         209
                                                                --------    --------    --------
      Net cash flows provided by (used in) operating
         activities.........................................       3,664      (2,890)     (8,020)
Investing activities:
  Maturities (purchases) of marketable securities, net......      33,024      22,357      25,772
  Business acquisitions, net of cash acquired...............     (54,521)         --      (3,486)
  Purchases of property and equipment.......................      (2,494)     (3,408)     (1,002)
  Purchase of intangibles...................................        (189)     (1,633)       (201)
  Investments in and advances on notes with other
    companies...............................................      (2,386)     (3,084)         --
  Issuance of other note receivable.........................          --      (3,500)         --
  Payments received on other note receivable................          --       3,250          50
  Other.....................................................          --         (99)         --
                                                                --------    --------    --------
      Net cash flows provided by (used in) investing
         activities.........................................     (26,566)     13,883      21,133
Financing activities:
  Payments on long-term obligations.........................        (148)       (122)         --
  Repurchase of common stock................................          --      (3,592)     (3,465)
  Issuance of common stock..................................      23,203       1,018         659
  Proceeds from stock options and warrants..................       5,616       3,767         102
  Other.....................................................          23          --          --
                                                                --------    --------    --------
      Net cash flows provided by (used in) financing
         activities.........................................      28,694       1,071      (2,704)
Effect of exchange rate changes on cash and equivalents.....          --         (59)        374
                                                                --------    --------    --------
      Net increase in cash..................................       5,792      12,005      10,783
Cash and equivalents at beginning of year...................       8,859      14,651      26,656
                                                                --------    --------    --------
Cash and equivalents at end of year.........................    $ 14,651    $ 26,656    $ 37,439
                                                                ========    ========    ========
Supplemental disclosure of cash flows information:
  Cash paid for interest....................................    $     13    $     10    $     --
Non-cash investing activities:
  Common stock issued in business acquisition...............    $     --    $  5,496    $     --
  Exchange of prepaid royalty for purchase of software
    technology..............................................          --         252          --
Detail of changes in operating assets and liabilities, net
  of amounts acquired:
  Accounts receivable.......................................    $ (7,991)   $  2,769    $  2,974
  Prepaid expenses and other current assets.................      (1,460)     (5,591)      4,408
  Accounts payable..........................................      (2,498)        884          23
  Accrued expenses and other liabilities....................      (1,574)       (965)      8,221
                                                                --------    --------    --------
      Net changes in operating assets and liabilities.......    $(13,523)   $ (2,903)   $ 15,626
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 STELLENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In 1997, Stellent (the "Company") launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management, which currently is considered a critical component of an organization's communication and information technology (IT) infrastructures, was an emerging technology used to help companies easily and quickly share information internally or externally using the Web. Currently, the Company's solutions, which are comprised of content components, universal content management and vertical applications, help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. The Company's customers are primarily located throughout the United States and Europe. Its headquarters are located in Eden Prairie, Minnesota and the company has operations or collaborations in Australia, France, Germany, Japan, Korea, the Netherlands, the United Kingdom and in other cities in the United States.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

     Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require additional services or modifications that are essential to the functionality of the software.

     Persuasive Evidence of an Arrangement Exists -- The Company determines that persuasive evidence of an arrangement exists with respect to a customer under i) a signature license agreement, which is signed by both the customer and the Company, or ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

     Delivery has Occurred -- The Company's software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

     The Fee is Fixed or Determinable -- If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

     Collectibility is Probable and Supported -- The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     arrangement that collectibility is probable based upon its review process, revenue is recognized as payments are received.

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

     The Company's direct customers typically enter into perpetual license arrangements. The Company's Content Components Division generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

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

     Cost of Revenues: The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support service costs associated with service revenue as cost of revenues. The Company also expenses amortization of capitalized software from acquisitions as cost of revenues.

     In January 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which requires companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company reports its out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues within the

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

statement of operations. As a result, this EITF did not have a material effect on the Company's consolidated financial statements.

     Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At March 31, 2002 and 2003, $1,871 and $2,965, respectively, was held at various financial institutions located in Europe and other foreign countries.

     Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments are held in debt securities of the United States government and with corporations that have the highest possible credit rating. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. All investments are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold to maturity. At March 31, 2002 and 2003, cost approximated market value of these investments. Purchases of investments were $1,015,661 and $255,089 for the years ended March 31, 2002 and 2003. Maturities of investments were $1,038,018 and $280,861 for the years ended March 31, 2002 and 2003, respectively. The contractual maturities of the marketable securities held at March 31, 2003 are $28,497 in fiscal 2004 and $15,233 in fiscal 2005.

     Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

     A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through March 31, 2003. During fiscal 2001, 2002 and 2003, the Company determined that permanent declines in the value of these publicly traded investments had occurred. As a result, the Company recorded write-downs of $400, $96, and $1,083 during the years ended March 31, 2001, 2002 and 2003, respectively.

     Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2002 and 2003, the Company determined that a permanent decline in value of certain investments had occurred and recorded a $5,626 and $650 write-down on the investments in and advances to these entities.

     Accounts Receivable: The Company's accounts receivable balances are due from companies across a broad range of industries -- Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     No customer accounted for 10% or more of the Company's revenues in the years ended March 31, 2001, 2002, and 2003.

     Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

     Goodwill and Other Acquired Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized but reviewed for impairment annually. Accordingly, the Company ceased amortization of goodwill as of April 1, 2002.

     At March 31, 2002, other acquired intangible assets represented core technology, customer base, workforce, capitalized software, trademarks, and other intangible assets acquired through business acquisitions, and were amortized on a straight-line basis over three to four years. Effective April 1, 2002, the Company adopted SFAS 141, Business Combinations, which requires that all business combinations be accounted for utilizing the purchase method of accounting and specifies the criteria to use in determining whether intangible assets identified in purchase accounting must be recorded separately from goodwill. The Company determined that its acquired workforce did not meet the separability criteria of SFAS 141, and therefore the net unamortized balance at March 31, 2002 was reclassified to goodwill effective April 1, 2002, and amortization of the balance ceased. The remaining other acquired intangible assets continue to be amortized on a straight-line basis over their remaining, definite useful lives.

     Goodwill and intangible assets consist of the following at:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Goodwill, gross.............................................  $20,676   $20,676
Re-characterization of acquired workforce, net from
  goodwill..................................................       --     1,250
                                                              -------   -------
Adjusted goodwill...........................................   20,676    21,926
Accumulated amortization....................................   (9,223)   (9,223)
                                                              -------   -------
Goodwill, net...............................................  $11,453   $12,703
                                                              =======   =======

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Other acquired intangible assets, gross.....................  $ 26,085   $ 29,465
Re-characterization of acquired workforce, net to
  goodwill..................................................        --     (1,250)
                                                              --------   --------
Adjusted other acquired intangible assets...................    26,085     28,215
Accumulated amortization....................................   (14,850)   (23,378)
                                                              --------   --------
Other acquired intangible assets, net.......................  $ 11,235   $  4,837
                                                              ========   ========

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Estimated amortization expense for other acquired intangible assets is as follows for the years ended March 31:

2004........................................................   $3,405
2005........................................................    1,225
2006........................................................      207
                                                               ------
                                                               $4,837
                                                               ======

     The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. The Company completed its transitional goodwill impairment test on April 1, 2002 and determined that no impairment existed at that time. The Company has elected to complete the annual impairment test of goodwill on January 1 of each year. The Company completed its annual goodwill impairment test on January 1, 2003 and determined that there was no impairment of goodwill at that time. Additionally, no circumstances occurred during the fourth quarter of the year ended March 31, 2003 which the Company believes would have created an impairment loss at March 31, 2003.

     The following is a summary of what reported net loss would have been in all periods presented, exclusive of the amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized:

                                                                  MARCH 31,
                                                        -----------------------------
                                                         2001       2002       2003
                                                        -------   --------   --------
Net loss, as reported.................................  $(7,671)  $(22,298)  $(32,400)
Adjustments:
  Amortization of goodwill............................    3,881      5,342         --
  Amortization of acquired workforce..................      750      1,000         --
                                                        -------   --------   --------
     Net loss, as adjusted............................  $(3,040)  $(15,956)  $(32,400)
                                                        =======   ========   ========
Basic and diluted net loss per share, as reported.....  $ (0.36)  $  (1.00)  $  (1.45)
Adjustments:
  Amortization of goodwill............................     0.18       0.24         --
  Amortization of acquired workforce..................     0.03       0.04         --
                                                        -------   --------   --------
     Basic and diluted net loss per share, as
       adjusted.......................................  $ (0.15)  $  (0.72)  $  (1.45)
                                                        =======   ========   ========

     Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2003.

     Restructuring Charges: In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003 and has accounted for the restructuring charge initiated during the fourth quarter of the year ended March 31, 2003 under SFAS 146.

     Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company's products and the general availability of the products has been short. Consequently, prior to fiscal 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs.

     During fiscal 2002 and 2003, the Company capitalized $2,000 and $354 in software development costs. Prior to fiscal 2002, software development costs have been immaterial. Developed capitalized software is amortized on a straight-line basis over three years, and accumulated amortization was $328 and $1,088 at March 31, 2002 and 2003. Amortization expense of developed capitalized software is included in Cost of Revenues -- Product Licenses. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party. The gross amount and the description of the capitalized software is broken down into four main projects, as follows:

     - Content Categorizer is a module sold by the Company for use in contributing large amounts of text-based content. This software was purchased in the June 30, 2001 quarter from Active IQ for $706;

     - ExtraSite Server is a server sold by the Company and built on J2EE architecture for high-end Web site consumption. The Company contracted with an outside independent entity to build this for the Company for $947. The product was generally released in the June 30, 2002 quarter;

     - Localization of certain of the Universal Content Management software into French and German was done by an outside entity for approximately $448. These products were generally released in the September 30, 2001 quarter; and

     - Contents Components Division purchased third party software to enhance the Company's development of multiple viewing and conversion products for approximately $253.

     In addition to the capitalized software developed for the Company described above, the fair value of certain software that has been capitalized relating to acquisitions have been recorded (see note 2).

     Warranties:  In November 2002, the FASB issued FASB Interpretation Number
(FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements are applicable to all guarantees issued or modified after December 31, 2002. Other than the additional disclosure requirements related to warranties and the Company's indemnification obligations, this pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

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

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification in its arrangements for the Company's software products or services. Typically these arrangements provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that the Company's software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties.

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

     Comprehensive Income (Loss): Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company's available for sale securities.

     Marketing: The Company expenses the cost of marketing as it is incurred. Marketing expense for the years ended March 31, 2001, 2002 and 2003 was $3,044, $4,451 and $3,557.

     The Company enters into cooperative marketing programs with some of its resellers, and when the Company receives an identifiable benefit in return for consideration, and the Company can reasonably estimate the fair value of the benefit received, the cooperative marketing is accounted for as marketing expense. If the fair value cannot be estimated or an identifiable benefit is not received the cooperative marketing is accounted for as a reduction of revenue.

     Net Loss per Common Share: The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended March 31, 2001, 2002 and 2003, the Company incurred net losses and therefore, basic and diluted per share amounts are the same. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method), of 2,005, 1,191 and 129 shares for the years ended March 31, 2001, 2002 and 2003.

     Options and warrants to purchase 906, 3,607 and 5,327 shares of common stock were outstanding at March 31, 2001, 2002 and 2003, but were excluded from the computation of common share equivalents because they were antidilutive.

     Stock-based Compensation: In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company utilizes the intrinsic value method for stock-based employee compensation, and it elected not to adopt the transitional provision to the fair value method under SFAS 148; however, the Company did adopt the expanded annual disclosure provisions of SFAS 148 effective March 31, 2003. The Company will adopt the interim disclosure provisions of SFAS 148 during the first quarter of fiscal year 2004.

     The Company has stock option plans for employees and a separate stock option plan for directors, as described more fully in Note 5. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the years presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following fiscal years:

                                                          YEARS ENDED MARCH 31,
                                                     --------------------------------
                                                       2001        2002        2003
                                                     --------    --------    --------
Net loss -- as reported............................  $ (7,671)   $(22,298)   $(32,400)
Less: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards...................................   (12,662)    (33,868)     (9,866)
                                                     --------    --------    --------
Net loss -- pro forma..............................  $(20,333)   $(56,166)   $(42,266)
                                                     ========    ========    ========

                                                             YEARS ENDED MARCH 31,
                                                           --------------------------
                                                            2001      2002      2003
                                                           ------    ------    ------
Basic and diluted net loss per common share -- as
  reported...............................................  $(0.36)   $(1.00)   $(1.45)
                                                           ======    ======    ======
Basic and diluted net loss per common share -- pro
  forma..................................................  $(0.95)   $(2.52)   $(1.89)
                                                           ======    ======    ======

     Fair Value of Financial Instruments: The Company's financial instruments including cash and cash equivalents, short-term marketable securities, long-term marketable securities, accounts receivable and accounts payable, and are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

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

     New Accounting Pronouncements: In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 is not anticipated to have a material effect on the Company's consolidated financial statements.

     Reclassifications: Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the presentation used in 2003. These reclassifications had no effect on shareholders' equity or net loss as previously reported.

2. BUSINESS COMBINATIONS

     On July 10, 2000, the Company acquired the Information Exchange Division ("IED" now referred to as "CCD") of eBT International, Inc. (formerly Inso Corporation ("Inso")). CCD is a producer of software

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

products used in mobile and viewing technologies, applications and Web file conversions. The total cost of the acquisition, including transaction costs, was approximately $55,270. The transaction was accounted for under the purchase method of accounting and, accordingly, the acquired net assets were recorded at their estimated fair values at the date of acquisition. The following table presents the allocation of the purchase price:

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
                                                                =======

     In connection with the acquisition of CCD, $10,400 of purchased in-process research and development was charged to operations. The fair value of the in-process research and development projects acquired were estimated utilizing a discounted economic income method which is based on estimates of operating results and capital expenditures for an eight to ten year estimated life including a life-cycle phase out beginning in year seven to nine and a risk adjusted discount rate of 26.0%. Since the acquisition date these projects have been completed and the Company has begun to receive the resulting benefits. The purchased in-process research and development consisted of the following:

     OIVT Symbian Viewer -- The Symbian Viewer technology is a port of the Outside in Viewer Technology to the Symbian operating system platform. The technology is targeted at wireless devices built on the Symbian platform that require viewing business documents. This project was estimated to be 75% complete as of the acquisition date. At the date of acquisition, the fair value of the project was $3,000 and the total cost to complete the project was estimated to be approximately $500, primarily consisting of engineering salaries. The project was completed as expected in August 2000.

     WML Export -- The WML Export technology adds value to any wireless application that requires access to documents created in current legacy word processing, spreadsheet, and presentation applications. WML Export is designed to be incorporated into a server-side application with no additional software requirements on the wireless device beyond a WAP-compatible micro-browser. This project was estimated to be 50% complete as of the acquisition date with the Beta Version of WML Export for Windows NT having been released on March 15, 2000 and CCD focusing on an additional beta release. At the date of acquisition the fair value of the project was $1,000 and the total cost to complete the project was estimated to be approximately $10, primarily consisting of engineering salaries. The project was completed as expected in July 2000.

     XML Export -- XML Export provides fully attributed access to a wide range of business documents through XML using an Inso defined DTD. This project includes development of an enterprise grade XML-based transformation architecture applicable to a wide range of conversion markets. As of the acquisition date, the Beta 2 version was in the market and CCD was focused on reaching the final release. This project was estimated to be 95% complete as of the acquisition date. At the date of acquisition, the fair value of the project was $6,400 and the total cost to complete the project was estimated to be approximately $55, primarily consisting of engineering salaries. The project was completed as expected in July 2000.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     On July 10, 2001, the Company acquired certain assets of RESoft, a leading provider of end-to-end content management solutions for the real estate and legal industries, for 200 shares of Stellent common stock. The acquisition was valued at approximately $5,600, including transaction costs, with approximately $4,600 of the purchase price allocated to goodwill, $500 to other intangible assets and $500 to property and equipment. Goodwill related to this acquisition has not been amortized.

     On April 3, 2002, the Company acquired certain assets and assumed certain liabilities of Kinecta Corp., a provider of software infrastructure for digital networks. The acquisition was valued at $2,800 including transaction costs, with $2,760 of the purchase price allocated to capitalized software, $224 to property and equipment and $184 to deferred revenue.

     On March 14, 2003, the Company acquired certain assets of Active IQ, a provider of hosted solution technology. The acquisition was valued at $686, including transactions costs, with $619 of the purchase price allocated to capitalized software and $67 to property and equipment.

3. RELATED PARTY TRANSACTIONS

     In December 2001, Stellent entered into a note receivable of $3,500 with a distributor. Through March 2002, the distributor paid the minimum payments required under the note receivable with its own cash, and at the end of March 2002, it paid off the remaining note receivable with short-term bridge financing. The distributor completely repaid this short-term bridge financing in April 2002 through a traditional banking relationship. The short-term bridge financing was provided at normal market rates by Beartooth Capital, a venture financing organization controlled and funded by Robert Olson, a shareholder and chairman of Stellent. There was no relationship prior to the bridge financing, and there is no existing relationship between Beartooth Capital and the distributor. Furthermore, Stellent provided no compensation or guarantees to Beartooth Capital or Robert Olson for the short-term bridge financing, nor was Stellent otherwise involved in this transaction.

     At March 31, 2002, the Company held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in publicly traded technology companies listed on Nasdaq, primarily Active IQ, in which the Company owned 5.4%, exclusive of warrants. At March 31, 2003, the Company had investments in two non-public companies, owning approximately 9% to 13% of the companies, for which a permanent decline in value had not been recorded. Investments in these companies were made with the intention of giving the Company opportunities to have new technologies developed for the Company or to give the Company leverage into certain vertical markets that the Company may not otherwise be able to obtain on its own. The value of these investments at March 31, 2002 and 2003 was approximately $3,100 and $1,100, respectively. At March 31, 2002, the market value of the Company's equity in Active IQ was approximately $127 more than the investment value of $1,158. This difference was reported as "accumulated other comprehensive income
(loss)" in the shareholders' equity section on the consolidated balance sheet for the year ended March 31, 2002. Upon the Company's acquisition of certain assets of Active IQ (see note 2) in March 2003, the Company recorded an impairment of approximately $1,100 related to its investment in Active IQ. For substantially all of the year ended March 31, 2003, the Company's investment in Active IQ was less than 5%.

     During the year ended March 31, 2002, the Company recognized license revenue of approximately $2,000 from companies in which the Company had an equity investment, including approximately $1,400 coming from Active IQ in December 2001. At March 31, 2002, the Company had an account receivable balance of $125 associated from these transactions. License revenue recognized for the year ended March 31, 2001 from companies in which the Company had an equity investment was approximately $2,400. The Company also acquired intellectual property from Active IQ in April 2001 for approximately $700, which was capitalized and is being amortized over a three-year period.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Certain officers and directors of the Company also held investment interests in Active IQ during the year ended March 31, 2002, approximating 2%. These investments were sold at no gain during the year ended March 31, 2002.

     In December 2001 and March 2003, the Company entered into software license agreements with a company whose Chief Financial Officer is a member of the Company's Board of Directors. Revenue of $273 and $393, respectively, from these sales transactions were recorded. At March 31, 2003, the Company has an account receivable balance of $340 associated with the March 2003 transaction. The terms and conditions, including fees, with respect to the transactions were substantially similar to those with unaffiliated third parties negotiated at arms length.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2003
                                                              -------    -------
Equipment and furniture.....................................  $ 9,342    $10,008
Leasehold improvements......................................    1,066      1,562
                                                              -------    -------
                                                               10,408     11,570
Less accumulated depreciation...............................    4,354      6,740
                                                              -------    -------
                                                              $ 6,054    $ 4,830
                                                              =======    =======

5. SHAREHOLDERS' EQUITY

     Common Stock: On April 10, 2000, 520 shares of the underwriters' overallotment option from the Company's March 9, 2000 secondary offering were issued for net proceeds of $22,646.

     Warrants: The Company has 225 stock purchase warrants with exercise prices of $35.89 to $45.93 outstanding at March 31, 2003. The warrants expire on various dates through September 2005.

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

     Stock Repurchase: In April 2000, the board of directors authorized the repurchase of up to $10,000 of the Company's common stock at a price not exceeding $20 per share. In September 2001, the board of directors authorized the repurchase of up to $20,000 of the Company's common stock at a price not exceeding $15 per share. During fiscal 2002 and 2003, the Company reacquired 261 and 757 shares of common stock at a cost of $3,592 and $3,465, respectively, which was equal to the fair value of the shares on the date acquired. No common stock was repurchased during fiscal 2001.

     Shareholder Rights Plan: On May 29, 2002, the Board of Directors of the Company approved a shareholder rights plan which provides for fair and equal treatment of all shareholders in the event an unsolicited attempt is made to acquire the Company. Under the plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company, payable to shareholders of record on June 13, 2002. Each right entitles the holder to purchase from the Company one-

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

hundredth of a Series A junior participating preferred share of the Company at an exercise price of $75. The rights will separate from the common shares and a distribution for the rights will occur, subject to certain criteria, in the event an investor group acquires 15% or more of the Company's common stock. The rights are not exercisable until the distribution date and expire on June 13, 2012.

     Stock Options: The Company maintains the 1994-1997 Stock Option Plan, the 1997 Director Stock Option Plan, the 1999 Employee Stock Option and Compensation Plan, the 2000 Employee Stock Incentive Plan and the 2000 Stock Incentive Plan (collectively, the "Plan"), pursuant to which options and other awards to acquire an aggregate of 3,100, 500, 1,000, 2,300 and 3,100 shares, respectively, of the Company's common stock may be granted. The Company integrated all previously granted options into the Plan. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability.

     Certain options have exercise prices less than the fair market value of the Company's common stock on the date of the grant. The Company recognizes the compensation element of these grants over the vesting period of the related options, generally five years. The options generally vest over periods of one to five years.

     A summary of the Company's stock option activity, and related information through March 31, 2003 is as follows:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------    --------------
Outstanding as of April 1, 2000.............................   2,150        $ 8.51
  Granted...................................................   3,780         35.60
  Exercised.................................................    (649)         7.66
  Forfeited.................................................    (259)        26.28
                                                              ------
Outstanding as of March 31, 2001............................   5,022         27.25
  Granted...................................................   2,215         18.26
  Exercised.................................................    (326)        10.43
  Forfeited.................................................    (500)        25.24
                                                              ------
Outstanding as of March 31, 2002............................   6,411         25.12
  Granted...................................................   2,469          5.52
  Exercised.................................................     (27)         3.71
  Forfeited.................................................  (4,168)*       28.25
                                                              ------
Outstanding as of March 31, 2003............................   4,685        $12.13
                                                              ======

---------------
* Includes 2,196 stock options forfeited in connection with a stock option exchange program.

                                                                   MARCH 31,
                                                           --------------------------
                                                            2001      2002      2003
                                                           ------    ------    ------
Options exercisable at end of year.......................     627     1,898     1,579
                                                           ======    ======    ======
Weighted-average fair value of options granted during the
  year...................................................  $23.06    $13.43    $ 5.52
                                                           ======    ======    ======

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about the stock options outstanding at March 31, 2003:

                                        OPTIONS OUTSTANDING
                                -----------------------------------        OPTIONS EXERCISABLE
                                WEIGHTED-AVERAGE                      ------------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICE    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$0.20 -  $0.99..        39            1.3               $ 0.23              39           $ 0.23
$1.00 -  $2.99..         1            6.5                 1.61               1             1.61
$3.00 -  $3.99..       344            1.8                 3.40             204             3.20
$4.00 -  $5.99..     1,163            9.3                 4.51             120             5.02
$6.00 -  $7.99..     1,354            8.4                 6.54             265             7.03
$8.00 -  $9.99..       181            7.1                 8.63              79             8.71
$10.00 - $14.99..      420            8.5                13.56             239            13.56
$15.00 - $19.99..      365            7.8                17.34             158            17.32
$20.00 - $29.99..      156            8.0                22.92              51            24.31
$30.00 - $39.99..      614            7.6                36.43             397            36.80
$40.00 - $49.99..       48            7.6                41.91              26            41.77
                     -----                                               -----
                     4,685            8.1               $12.13           1,579           $16.92
                     =====                                               =====

     Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              2001     2002     2003
                                                              -----    -----    -----
Risk free interest yields...................................   5.7%     5.2%     4.8%
Dividend yield..............................................    --       --       --
Volatility factor of expected market price of company's
  stock.....................................................    85%     105%      95%
Weighted average expected life of options (years)...........  4.00     4.00     3.25

     Stock Option Exchange Program: In December 2002, the Company conducted a voluntary stock option exchange program for its employees. Under the program, options to purchase 2,196 shares of common stock were exchanged by employees for promises to grant options to purchase 700 shares of common stock at a future date, which is anticipated to be July 1, 2003. The Company expects there will be no variable compensation charges to the Company as a result of this stock option exchange program.

6. EMPLOYEE BENEFIT PLANS

     The Company maintains pre-tax salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees who have reached the age of 21. Total Company contributions to the plans for the years ended March 31, 2001, 2002, and 2003 were $536, $1,086 and $631.

     The Company has an employee stock purchase plan (the Plan), which allows eligible employees to purchase stock of the Company at 85% of its fair market value through elected payroll deductions equal up to 10% of their compensation. During fiscal 2001, 2002 and 2003, 21, 46 and 187 shares of common stock, respectively, had been purchased under the Plan.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

7. INCOME TAXES

     Due to net operating loss carryforwards through March 2002, the Company has recorded no current income tax provision. The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2003
                                                              --------    --------
Deferred tax liabilities:
  Depreciation..............................................  $   (134)   $    (87)
  Other.....................................................        --        (307)
Deferred tax assets:
  Deferred revenue..........................................     2,078       3,104
  Accounts receivable and other reserves....................       699         731
  Net operating loss carryforwards..........................    19,387      31,797
  Amortization of intangibles...............................     9,303      11,082
  Foreign tax credits.......................................       240         309
  Prepaid license agreement.................................       464         171
  Permanent investment write-down...........................     1,311       2,139
  Research and development credit carryforward..............     1,935       3,159
                                                              --------    --------
                                                                35,283      52,098
Valuation allowance.........................................   (30,389)    (52,098)
                                                              --------    --------
     Net deferred tax asset.................................  $  4,894    $     --
                                                              ========    ========

     Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $84,300 at March 31, 2003, which begin to expire in 2011. These NOL's are subject to annual utilization limitations due to prior ownership changes.

     Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, in fiscal 2003 the Company increased the valuation allowance to fully offset the deferred tax asset. The increase in the valuation allowance has been recognized as a reduction in paid in capital to the extent that a tax benefit from employee stock option exercises was previously recognized as additional paid in capital.

     The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion there of, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              2001     2002     2003
                                                              -----    -----    -----
Federal statutory rate......................................  (34.0)%  (34.0)%  (34.0)%
Research and development credits............................     --     (8.7)    (3.8)
Change in valuation allowance...............................   34.5     43.8     38.8
Other.......................................................    (.5)    (1.1)    (1.0)
                                                              -----    -----    -----
                                                                 --%      --%      --%
                                                              =====    =====    =====

8. COMMITMENTS AND CONTINGENCIES

     Operating Leases: The Company has entered into certain non-cancelable operating lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was, $2,804, $5,104 and $5,814 for the years ended March 31, 2001, 2002 and 2003.

     Minimum remaining rental commitments under operating leases net of sublease arrangements are as follows as of March 31, 2003:

For the year ended March 31,
  2004......................................................    $ 3,874
  2005......................................................      2,690
  2006......................................................      1,952
  2007......................................................      1,169
  2008......................................................        512
  Thereafter................................................      3,245
                                                                -------
                                                                $13,442
                                                                =======

     Software Royalties: The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon predetermined payment schedules. At March 31, 2002 and 2003, the Company recorded advanced royalties as prepaid expense of $6,394 and $4,269, respectively. Royalties are recognized as expense based on sales. During the years ended March 31, 2001, 2002 and 2003 royalty expense totaled $3,064, $3,490 and $4,365, respectively.

     Legal Proceedings: The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

9. RESTRUCTURING CHARGES

     During the year ended March 31, 2003, in connection with management's plans to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of $4,368. The Company initiated four plans during the year in an effort to better align its expenses and revenues in light of the continued economic slowdown.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     These cost saving efforts resulted in the termination of 112 employees throughout all functional areas and geographies. The Company recorded charges of $3,221 associated with involuntary terminations, which included severance payments and benefits. The workforce reductions associated with these plan were substantially completed as of March 31, 2003, and $327 is included in accrued expenses at March 31, 2003 associated with future severance payments related to terminations which had been communicated prior to March 31, 2003.

     The cost saving efforts included an evaluation of the Company's current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $1,147 in exit costs in relation to four vacated facilities in Germany, Arizona, California, and Massachusetts. The closing of these facilities were substantially completed as of March 31, 2003, and $347 is included in accrued expenses at March 31, 2003 associated with future lease payments. It is reasonably possible that actual results could differ from these estimates in the near term as a result of actual sublease income attributable to vacated facilities deviating from the assumptions used to calculate the Company's accrual for facility lease commitments.

                                                              RESTRUCTURING CHARGES
                              -------------------------------------------------------------------------------------
                                  FIRST PLAN            SECOND PLAN           THIRD PLAN            FOURTH PLAN
                              -------------------   -------------------   -------------------   -------------------
                               EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER
                              TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT
                               BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    TOTAL
                              -----------   -----   -----------   -----   -----------   -----   -----------   -----   -------
Balance at April 1, 2002....    $    --     $  --      $  --      $ --       $  --      $  --      $ --        $--    $    --
  Expense...................      2,100       404         --        --          --         --        --         --      2,504
  Payments..................     (1,488)     (316)        --        --          --         --        --         --     (1,804)
                                -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at June 30, 2002....        612        88         --        --          --         --        --         --        700
  Expense...................         --        --        434       405          --         --        --         --        839
  Payments..................       (612)      (88)      (230)      (40)         --         --        --         --       (970)
                                -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at September 30,
  2002......................         --        --        204       365          --         --        --         --        569
  Expense...................         --        --         --        --         382        292        --         --        674
  Payments..................         --        --        (36)      (24)       (312)      (256)       --         --       (628)
                                -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at December 31,
  2002......................         --        --        168       341          70         36        --         --        615
  Expense...................         --        --         --        --          --         --       305         46        351
  Payments..................         --        --       (114)      (37)        (37)       (36)      (65)        (3)      (292)
                                -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at March 31, 2003...    $    --     $  --      $  54      $304       $  33      $  --      $240        $43    $   674
                                =======     =====      =====      ====       =====      =====      ====        ===    =======

     As part of the Company's fourth restructuring plan, which occurred during March 2003, the Company anticipates the recording of approximately $400 during the first quarter of fiscal 2004 related to employee termination costs for five employees who were identified to be terminated as part of the plan, but had not been communicated their termination until after March 31, 2003. This plan also included the closing of an office facility as part of its acquisition of Active IQ (see note 2). The Company anticipates the facility will be closed during the first quarter of fiscal 2004 and approximately $50 will be recorded to facility closing costs and future lease payments. The Company is estimating restructuring costs of $450 will be recorded in the first quarter of fiscal 2004 in accordance with SFAS 146 as at March 31, 2003 the liabilities associated with the exit plan and restructuring have not been incurred.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10. SEGMENTS OF BUSINESS AND GEOGRAPHIC AREA INFORMATION

     The Company operates in two operating segments which meet the aggregation criteria for a single reporting segment. A summary of the Company's operations by geographic area follows:

                                                           YEAR ENDED MARCH 31,
                                            ---------------------------------------------------
                                             2001       %      2002       %      2003       %
                                            -------   -----   -------   -----   -------   -----
Revenues:
United States.............................  $50,889    76.3   $68,407    77.4   $50,676    77.4
Europe....................................    9,622    14.4     9,872    11.2    10,964    16.8
Canada....................................    4,913     7.4     5,614     6.4     1,965     3.0
Other.....................................    1,297     1.9     4,447     5.0     1,829     2.8
                                            -------   -----   -------   -----   -------   -----
Total revenues............................  $66,721   100.0   $88,340   100.0   $65,434   100.0
                                            =======   =====   =======   =====   =======   =====
Identifiable assets:
United States.............................  $ 3,972           $ 5,105           $ 3,864
Europe....................................       66               933               952
Other.....................................       13                16                14
                                            -------           -------           -------
Total.....................................  $ 4,051           $ 6,054           $ 4,830
                                            =======           =======           =======

     Sales are attributed to countries or region based on the location of the customer.

                                    EXHIBITS

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 8-K dated August
                                                    29, 2001.
 3.2   Bylaws                                       Incorporated by reference to Exhibit 4.2
                                                    of the Registrant's Registration
                                                    Statement on Form S-8, File No.
                                                    333-75828.
 4.1   Share Rights Agreement between the           Incorporated by reference to Exhibit 99.1
       Registrant and Wells Fargo Bank              of the Registrant's Registration
       Minnesota, N.A., as Rights Agent, dated      Statement on Form 8-A12G, File No.
       as of May 29, 2002                           000-19817, filed June 3, 2002.
 4.7   Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7
       common stock to Merrill, Lynch, Pierce,      of the Registrant's form 10-K for the
       Fenner & Smith dated February 22, 2000       fiscal year ended March 31, 2001.
10.1   Stellent, Inc. 1994-1997 Stock Option and    Incorporated by reference to Exhibit A of
       Compensation Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998
10.2   InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.3   InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.4   Employment Agreement Dated August 1,1999,    Incorporated by reference to Exhibit
       by and between the Registrant and Robert     10.30 of the Registrant's Form 10-Q for
       F. Olson*                                    the quarter ended September 30, 1999
10.5   Stellent, Inc. 1999 Employee Stock Option    Incorporated by reference to Exhibit
       and Compensation Plan                        10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999
10.6   Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to
                                                    the Registrant's Definitive Proxy
                                                    statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.7   Stellent, Inc. amended and restated 2000     Incorporated by reference to Exhibit
       Employee Stock Incentive Plan*               10.34 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 2001
10.8   Stellent, Inc. Amended and Restated 1997     Incorporated by reference to Exhibit B of
       Directors Stock Option Plan*                 the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    26, 2002
10.9   Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of
       Plan                                         the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.37  Employment Agreement Dated April 1, 2001,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.37 of the Registrant's Form 10-Q for
       A. Waldon*                                   the quarter ended June 30, 2001.
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan*                                        the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.43 of the Registrant's Form 10-K for
       Registrant and Gregg Waldon*                 the fiscal year ended March 31, 2002.
10.44  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.44 of the Registrant's Form 10-K for
       Registrant and Dan Ryan*                     the fiscal year ended March 31, 2002.
10.45  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.45 of the Registrant's Form 10-K for
       Registrant and Mitch Berg*                   the fiscal year ended March 31, 2002.
10.46  French Annex to the Stellent, Inc. 2000      Incorporated by reference to Exhibit
       Stock Incentive Plan                         10.46 of the Registrant's Form 10-K for
                                                    the fiscal year ended March 31, 2002.
10.47  Transition Agreement Dated March 31, 2003    Electronic transmission
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Electronic transmission
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Electronic transmission
23     Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Included on the signature page hereof
99.1   Certification by Robert F. Olson,            Electronic transmission
       President and Chief Executive Officer,
       pursuant to 18 U.S.C. Section 1350, as
       adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.
99.2   Certification by Gregg A. Waldon, Chief      Electronic transmission
       Financial Officer, Secretary and
       Treasurer, pursuant to 18 U.S.C. Section
       1350, as adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002.

---------------
* Management contract, compensation plan or arrangement.