Form 10-Q
period 2003-06-30
STELLENT INC
filed 2003-08-14
CIK 867347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 21,888,683 shares as of August 8, 2003.

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX

         PART I. FINANCIAL INFORMATION                                                                             PAGE
                                                                                                                   ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 2003 and March 31, 2003..........................3

                  Condensed Consolidated Statements of Operations - Three months ended
                  June 30, 2003 and 2002............................................................................4

                  Condensed Consolidated Statements of Cash Flows - Three months ended
                  June 30, 2003 and 2002............................................................................5

                  Notes to the Condensed Consolidated Financial Statements..........................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................21

         Item 4.  Disclosure Procedures and Controls...............................................................22



         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................................22

         Item 2.  Changes in Securities and Use of Proceeds .......................................................22

         Item 3.  Defaults upon Senior Securities..................................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders..............................................22

         Item 5.  Other Information................................................................................22

         Item 6.  Exhibits and Reports on Form 8-K.................................................................22


         SIGNATURES................................................................................................24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                JUNE 30,       MARCH 31,
                                                 2003            2003
                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $     31,429    $     37,439
  Short-term marketable securities                  29,919          28,497
  Trade accounts receivable, net                    17,352          15,602
  Prepaid royalties                                  2,089           2,335
  Prepaid expenses and other current assets          4,500           3,423
                                              ------------    ------------
Total current assets                                85,289          87,296

Long-term marketable securities                     14,800          15,233
Property and equipment, net                          4,909           4,830
Prepaid royalties, net of current                    1,441           1,934
Goodwill, net                                       12,703          12,703
Other acquired intangible assets, net                2,664           4,837
Investments in other companies                       1,136           1,136
Other                                                1,595           1,740
                                              ------------    ------------

Total assets                                  $    124,537    $    129,709
                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $      2,387    $      2,287
  Deferred revenues                                  8,827           9,187
  Commissions payable                                1,394           1,353
  Accrued expenses and other                         5,618           4,646
                                              ------------    ------------
Total current liabilities                           18,226          17,473
                                              ------------    ------------

Shareholders' equity
  Common stock                                         218             219
  Additional paid-in capital                       186,298         186,604
  Accumulated other comprehensive income               362             315
  Accumulated deficit                              (80,567)        (74,902)
                                              ------------    ------------
Total shareholders' equity                         106,311         112,236
                                              ------------    ------------

Total liabilities and shareholders' equity    $    124,537    $    129,709
                                              ============    ============

Note: The balance sheet at March 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                2003          2002
                                                              ---------    ---------
Revenues:
  Product licenses ........................................   $   9,845    $  11,118
  Services ................................................       7,542        5,937
                                                              ---------    ---------
Total revenues ............................................      17,387       17,055
                                                              ---------    ---------

Cost of revenues:
  Product licenses ........................................       1,100        1,799
  Amortization of capitalized software from acquisitions ..         521          474
  Services ................................................       3,798        3,076
                                                              ---------    ---------
Total cost of revenues ....................................       5,419        5,349
                                                              ---------    ---------

Gross profit ..............................................      11,968       11,706
                                                              ---------    ---------

Operating expenses:
  Sales and marketing .....................................       9,962       10,307
  General and administrative ..............................       2,324        2,722
  Research and development ................................       3,175        4,724
  Amortization of acquired intangible assets and other ....       1,652        1,661
  Restructuring charges ...................................         812        2,504
                                                              ---------    ---------
Total operating expenses ..................................      17,925       21,918
                                                              ---------    ---------

Loss from operations ......................................      (5,957)     (10,212)

Other:
  Interest income, net ....................................         292          601
                                                              ---------    ---------

Net loss ..................................................   $  (5,665)   $  (9,611)
                                                              =========    =========

Net loss per common share-Basic and Diluted ...............   $   (0.26)   $   (0.43)

Weighted average common shares outstanding-Basic and
Diluted ...................................................      21,830       22,363



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   2003           2002
                                                                                -----------    -----------
OPERATING ACTIVITIES
 Net loss ...................................................................   $    (5,665)   $    (9,611)
 Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization .........................................           848            895
      Amortization of intangible assets, acquisition expense and other ......         2,173          2,135
      Other .................................................................            --            158

Changes in operating assets and liabilities, net of amounts acquired:
     Accounts receivable ....................................................        (1,750)         1,472
     Prepaid expenses and other current assets ..............................          (383)           321
     Accounts payable and other liabilities .................................           100            123
     Accrued liabilities ....................................................           971            354
     Deferred revenue .......................................................          (359)          (361)
     Accrued commissions ....................................................            41            (62)
                                                                                -----------    -----------

Net cash flows used in operating activities .................................        (4,024)        (4,576)
                                                                                -----------    -----------

INVESTING ACTIVITIES:
    (Purchases) maturities of marketable securities, net ....................          (989)           979
    Purchases of fixed assets ...............................................          (737)          (812)
    Acquisition costs .......................................................            --         (2,790)
    Proceeds from notes with other companies ................................            --             56
    Other ...................................................................            --           (293)
                                                                                -----------    -----------

Net cash flows used in investing activities .................................        (1,726)        (2,860)
                                                                                -----------    -----------

FINANCING ACTIVITIES:
    Repurchase of common stock ..............................................          (308)            --
    Other ...................................................................             1            (33)
                                                                                -----------    -----------

Net cash flows used in financing activities .................................          (307)           (33)
                                                                                -----------    -----------

Cumulative effect of foreign currency translation adjustment ................            47            278
                                                                                -----------    -----------

Net decrease in cash ........................................................        (6,010)        (7,191)
Cash and equivalents, beginning of period ...................................        37,439         15,493
                                                                                -----------    -----------

Cash and equivalents, end of period .........................................   $    31,429    $     8,302
                                                                                ===========    ===========

Non-cash investing activity-unrealized gain (loss) on investment ............   $        --    $      (581)
                                                                                ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments have been recorded as necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Fiscal Year 2003 Annual Report on Form 10-K. The consolidated results of operations for the three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

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

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

generally occurs at delivery.

The Fee is Fixed or Determinable -- If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported -- The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and, ultimately, their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon its review process, revenue is recognized as payments are received.

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

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At June 30, 2003, $2,829 was held at various financial institutions located in Europe and other foreign countries.

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

Investments in Other Companies: Investments in other equity securities with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through June 30, 2003.

Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting.

Accounts Receivable: The Company's accounts receivable balances are due from companies across a broad range of industries, such as Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are typically due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. The Company will complete its annual impairment test of goodwill on January 1 of each year.

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Developed capitalized software is amortized on a straight-line basis over three years. Amortization expense of developed capitalized software is included in Cost of Revenues -- Product Licenses. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party.

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

Stock-based Compensation: The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following periods:

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                2003           2002
                                                             -----------    -----------
Net loss as reported .....................................   $    (5,665)   $    (9,611)
Less:  Total stock based employee compensation expense
determined under fair value based method for all awards ..        (1,838)        (3,290)
                                                             -----------    -----------

Net loss - pro forma .....................................   $    (7,508)   $   (12,901)
                                                             ===========    ===========

Basic and diluted weighted average shares ................        21,830         22,363

Basic and diluted net loss per share - as reported .......   $     (0.26)   $     (0.43)

Basic and diluted net loss per share - pro forma .........   $     (0.34)   $     (0.58)

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Fair Value of Financial Instruments: The Company's financial instruments including cash and cash equivalents, short-term marketable securities, long-term marketable securities, accounts receivable and accounts payable, and are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

New Accounting Pronouncements: In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is not anticipated to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement its adoption is not anticipated to have a material effect on the Company's financial statements.

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

For the three months ended June 30, 2003 and 2002, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

NOTE 5. RESTRUCTURING CHARGES

In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2,500. This restructuring charge was comprised primarily of $2,100 in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $400 related to the closing of facilities and other exit costs. At June 30, 2003, no amounts remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $812. This restructuring charge was comprised primarily of $412 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400 related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At June 30, 2003, approximately $567 remained to be paid in connection with these charges.

The table below summarizes our restructuring plans:

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

STELLENT, INC.
RESTRUCTURING CHARGES - SUMMARY
FY04 - Q1  JUNE 2003


                                                Restructuring charges
                    -----------------------------------------------------------------------------------------------------
                     First Quarter '03   Second Quarter '03    Third Quarter '03  Fourth Quarter '03   First Quarter '04
                    ------------------- -------------------   ------------------  ---------------------------------------
                    =====================================================================================================
                    Employee     Other  Employee      Other   Employee     Other  Employee      Other  Employee     Other
                    termination  exit   termination   exit    termination  exit   termination   exit   termination  exit
                    benefits     costs  benefits      costs   benefits     costs  benefits      costs  benefits     costs   Total
                    -----------  ------ -----------   ------  -----------  -----  -----------   -----  -----------  -----  ------
Balance at
April 1, 2002       $    -       $   -  $       -     $    -   $     -     $   -   $     -       $  -    $     -    $   -   $   -
Expense              2,100         404          -          -         -         -         -          -          -        -   2,504
Payments            (1,488)       (316)         -          -         -         -         -          -          -        -  (1,804)
                    ------        ----- ---------     ------   -------     -----   -------       ----    -------    -----  -------
Balance at
June 30, 2002          612          88          -          -         -         -         -          -          -        -     700
Expense                  -           -        434        405         -         -         -          -          -        -     839
Payments              (612)        (88)      (230)       (40)        -         -         -          -          -        -    (970)
                    ------        ----- ---------     ------   -------     -----   -------       ----    -------    -----  -------
Balance at
September 30, 2002       -           -        204        365         -         -         -          -          -        -     569
Expense                  -           -          -          -       382       292         -          -          -        -     674
Payments                 -           -        (36)       (24)     (312)     (256)        -          -          -        -    (628)
                    ------        ----- ---------     ------   -------     -----   -------       ----    -------    -----  -------
Balance at
December 31, 2002        -           -        168        341        70        36         -          -          -        -     615
Expense                  -           -          -          -         -         -       305         46                         351
Payments                 -           -       (114)       (37)      (37)      (36)      (65)        (3)         -        -    (292)
                    ------        ----- ---------     ------   -------     -----   -------       ----    -------    -----  -------
Balance at
March 31, 2003           -           -         54        304        33         -       240         43          -        -     674
Expense                  -           -          -          -         -         -                             396       56     452
Payments                 -           -        (36)       (65)      (33)        -       (60)       (11)      (245)       -    (450)
Payments                 -           -          -          -         -         -         -          -          -      360     360
                    ------        ----- ---------     ------   -------     -----   -------       ----    -------    -----  -------
Balance at
June 30, 2003       $    -       $   -  $      18     $  239   $     -     $   -   $   180       $ 32    $   151    $ 416  $1,036
                    ======       ====== =========     ======   =======     =====   =======       ====    =======    =====  =======


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

OVERVIEW

In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management, which is today considered a critical component of an organization's communication and information technology
(IT) infrastructures, was an emerging technology used to help companies easily and quickly share information internally or externally using the Web.

Currently, our solutions are comprised of universal content management software, content components software and vertical applications and help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. Our company has strategically grown to become one of the foremost content management software vendors in the industry, having been ranked one of the top three content management software providers by industry analyst firms Gartner Dataquest, Giga Information Group and Aberdeen Group.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

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

  Investments in Other Companies

Investments in Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through June 30, 2003.

Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting.

  Accounts Receivable

Our accounts receivable balances are due from companies across a broad range of industries, such as Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. We determined our allowance by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

  Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.

The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engage an independent outside professional services firm to assist us in our impairment testing of goodwill. Additionally, no circumstances occurred during the first quarter of our fiscal year ending March 31, 2004 which would have created an impairment loss at June 30, 2003.

  Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred during the periods ended June 30, 2003 and 2002.

  Accounting for Income Taxes

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $84.3 million at March 31, 2003, which begin to expire in 2011. These NOL's are subject to annual utilization limitations due to prior ownership changes.

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, in the fourth quarter of fiscal 2003 we increased the valuation allowance to fully offset the deferred tax asset.

We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion there of, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" approach is satisfied.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES
Total revenues increased by $0.3 million, or 2%, to $17.4 million for the three months ended June 30, 2003 from $17.1 million for the three months ended June 30, 2002. The increase in revenues was primarily attributable to increased post-contract customer support revenue, resulting primarily from a larger installed base of products.

Product Licenses. Revenues for product licenses decreased by $1.3 million, or 11%, to $9.8 million for the three months ended June 30, 2003 from $11.1 million for the three months ended June 30, 2002. The decrease in revenues for product licenses was primarily attributable to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $1.6 million, or 27%, to $7.5 million for the three months ended June 30, 2003 from $5.9 million for the three months ended June 30, 2002. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 40% and post-contract customer support was 60% in the June 30, 2003 quarter, respectively, and 42% and 58%, respectively, in the June 30, 2002 quarter.

                                   THREE MONTHS            THREE MONTHS
                                      ENDED                    ENDED
                                      JUNE                     JUNE
                                      2003                     2002
                                   ===========              ===========
Consulting Services and Training   $     3,037        40%   $     2,489        42%
Post-Contract Support                    4,505        60          3,448        58
                                   -----------    ------    -----------    ------
Total Services                     $     7,542       100%   $     5,937       100%
                                   ===========    ======    ===========    ======

The increase in revenues for services was primarily due to an increase in post-contract customer support revenue which is attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $0.1 million, or 1%, to $5.4 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002. Total cost of revenues as a percentage of total revenues was 31% for the three months ended June 30, 2003 and 2002. Gross profit increased by $0.3 million, or 2%, to $12.0 million for the three months ended June 30, 2003 from $11.7 million for the three months ended June 30, 2002. Total gross profit as a percentage of total revenues was 69% for the three months ended June 30, 2003 and 2002. The increase in gross profit dollars was primarily due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

Product Licenses. Cost of revenues for product licenses decreased $0.7 million for the three months ended June 30, 2003 to $1.1 million from $1.8 million for the three months ended June 30, 2002. The decrease in cost of revenues for product licenses was primarily attributable to increased sales of our CCD products, which generally have a lower costs of sales than our universal content management products and the change in product mix in our universal content management products.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $0.5 million for the three months ended June 30, 2003 and 2002. The cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, and Active IQ in July 2001, April 2002, and March 2003, respectively.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $0.7 million, or 23%, to $3.8 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. Expressed as a percentage of total services costs, consulting services and training costs were approximately 75% and post-contract customer support 25% in the June 30, 2003 quarter, respectively, and 67% and 33% in the June 30, 2002 quarter, respectively. Gross profit as a percentage of revenues for services was 50% for the three months ended June 30, 2003, compared to 48% for the three months ended June 30, 2002. The increase in the gross profit as a percentage of revenues for services was primarily due to increased utilization of existing consulting services personnel and reductions in the number of consulting services employees related to restructurings.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $0.3 million, or 3%, to $10.0 million for the three months ended June 30, 2003 from $10.3 million for the three months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues were 57% for the three months ended June 30, 2003 compared to 60% for the three months ended June 30, 2002. The decrease in sales and marketing expense dollars and as a percentage of total revenues was primarily due to reduced commission expense related to the mix pf products sold and reduced travel expense due to decreased staffing related to the restructurings of our company.

General and Administrative. General and administrative expenses decreased $0.4 million, or 15% to $2.3 million for the three months ended June 30, 2003 from $2.7 million for the three months ended June 30, 2002. General and administrative expenses as a percentage of total revenues were 13% for the three months ended June 30, 2003 compared to 16% for the three months ended June 30, 2002. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense due to a decrease in the allowance for doubtful accounts.

Research and Development. Research and development expenses decreased by $1.5 million, or 33%, to $3.2 million for the three months ended June 30, 2003 from $4.7 million for the three months ended June 30, 2002. Research and development expenses as a percentage of total revenues were 18% for the three months ended June 30, 2003 compared to 28% for the three months ended June 30, 2002. The decrease in research and development expenses was primarily due to reduced headcount from the consolidation of two research and development facilities and the completion of certain research and development projects in the quarter ended September 30, 2002.

Amortization of Intangibles. A portion of the purchase price of certain assets of CCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of certain assets of RESoft, Kinecta and Active IQ was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month periods ended June 30, 2003 and 2002.

Restructuring Charges. In the quarter ended June 30, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs. In the quarter ended June 30, 2002, the Company recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised primarily of $2.1 million in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $0.4 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Interest income. Net interest income was $0.3 million for the three months ended June 30, 2003 compared to net interest income of $0.6 million for the three months ended June 30, 2002. Net interest income for the three months ended June 30, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2003 we had net operating loss carryforwards of approximately $84.3 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by Section 382 of the Internal Revenue Code, of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis may be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of June 30, 2003 because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used in operating activities was $4.0 million for the three months ended June 30, 2003 compared to net cash used by operating activities of $4.6 million for the three months ended June 30, 2002. The change in cash flow used in operations is primarily due to the reduced net loss in the three month period ended June 30, 2003 from the three months ended June 30, 2002.

Our capital expenditures relate primarily for property and equipment consisting largely of computer hardware. Capital expenditures for the three months ended June 30, 2003 and 2002 were $0.7 million and $0.8 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of June 30, 2003 the Company had $76.1 million in cash and equivalents and marketable securities with a total of $67.1 million in working capital. Net cash used in investing activities was approximately $1.7 million, and net cash used in financing activities was approximately $0.3 million for the three months ended June 30, 2003.

The Company currently believes that the cash and equivalents and marketable securities on hand will be sufficient to meet our working capital requirements through our fiscal year 2004 and for the foreseeable future thereafter. After that time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. The Company cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

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

The pro forma supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States of America. Our pro forma basic net loss per share is computed by dividing pro forma net loss by the weighted average number of outstanding common shares and our pro forma diluted net loss per share is computed by dividing pro forma net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method). We urge readers to review and consider carefully the GAAP financial information contained within our SEC filings.

Supplemental information (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                JUNE 30,
SUPPLEMENTAL INFORMATION:                                        2003           2002
                                                              -----------    -----------
Net loss ..................................................   $    (5,665)   $    (9,611)
Add back charges:
  Amortization of acquired intangible assets and other ....         1,652          1,661
  Amortization of capitalized software from acquisitions ..           521            474
  Restructuring charges ...................................           812          2,504
                                                              -----------    -----------
Total add back charges ....................................         2,985          4,639
                                                              -----------    -----------
Pro forma net loss before pro forma income taxes ..........        (2,680)        (4,972)
Pro forma income taxes ....................................            --             --
                                                              -----------    -----------
Pro forma net loss ........................................   $    (2,680)   $    (4,972)
                                                              ===========    ===========

Pro forma basic and diluted net loss per share ............   $     (0.12)   $     (0.22)

  Weighted average common shares outstanding - basic and
diluted ...................................................        21,830         22,363

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

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements: In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 is not anticipated to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement its adoption is not anticipated to have a material effect on the Company's financial statements.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2003 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT'S ATTENTION.

We may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or to integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of acquired businesses or products may divert management time and resources from our existing business and operations. To finance acquisitions, we may use a substantial portion of our available cash or we may issue additional securities, which would cause dilution to our shareholders.

WE MAY NOT BE PROFITABLE IN THE FUTURE.

Our revenues may not grow in future periods and we may not achieve quarterly pro forma profitability. If we do not regain our pro forma profitability, the market price of our stock may fall. Our ability to regain pro forma profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

We currently derive all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.


OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. We currently have one pending patent application; but, no patent has yet been issued. Without significant patent or copyright protection, we may be vulnerable to competitors who develop functionally equivalent products. We may also be subject to claims that our current products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

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

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS ACTION LITIGATION AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

As described in Part II -- Item 1: Legal Proceedings, several putative class action suits have been filed naming the Company and certain of our current and former officers and directors as co-defendants. We intend to vigorously defend ourselves against the suits and seek the suits' dismissal at the appropriate time. However, it is possible that the litigation could be resolved adversely, could result in substantial costs and/or could divert management's attention and resources, which could seriously harm our business.

More generally, securities class-action litigation has often been brought against companies following periods of volatility in the price of their securities. This risk is greater for technology companies, which have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of this kind of litigation and such litigation could also result in substantial costs and divert management's attention and resources.

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

As of June 30, 2003, Robert F. Olson, our President, Chief Executive Officer and the Chairman, of our Board of Directors holds approximately 10.0% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 13.0% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through June 30, 2003, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since June 2002. The Company believes that there may be future exposure to interest rate market risk.

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

ITEM 4.  DISCLOSURE PROCEDURES AND CONTROLS

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On July 31, 2003 a putative class action was commenced by a Stellent Inc. ("Stellent" or the "Company") shareholder alleging that certain current and former Stellent officers and directors violated Section 10(b) and Section 20(a) of the federal securities laws. The lawsuit alleges, in essence, that the defendants violated the securities laws by making optimistic statements during a time when they should have known that business prospects were less promising. The lawsuit is captioned, Kenneth Brown, on behalf of himself and all others similarly situated v. Stellent Inc., Robert F. Olson, Vernon J. Hanzlik and Gregg A. Waldon and is pending in United States District Court for the District of Minnesota. Almost identical securities actions have been brought against Stellent and certain former officers and directors in the United States District Court for the District of Minnesota. The additional actions allege identical claims.

The Company denies the allegations and is vigorously defending against the claims. It is too early to predict the likelihood of prevailing on the various lawsuits described above. The Company has strong defenses and does maintain directors and officers insurance that it obtained to provide coverage (in whole or in part) for claims such as those outlined above.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.

FILE     DESCRIPTION                                 REFERENCE
----     -----------                                 ---------
10.49     Employment Agreement Dated April 1,        Electronic transmission
          2003 by and between the Registrant
          and Robert F. Olson.

10.50     Employment Agreement Dated April 1,        Electronic transmission
          2003 by and between the Registrant
          and Daniel P. Ryan.

10.51     Employment Agreement Dated April 1,        Electronic transmission
          2003 by and between the Registrant
          and Gregg A. Waldon.

31.1      Certification by Robert F. Olson,          Electronic Transmission
          Chairman of the Board, President and
          Chief Executive Officer, pursuant to 18
          U.S.C. Section 1350, as adopted
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

31.2      Certification by Gregg A. Waldon,          Electronic Transmission
          Executive Vice President, Chief
          Financial Officer, Secretary
          and Treasurer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant
          to Section 302 of the Sarbanes-Oxley
          Act of 2002.

32.1      Certification by Robert F. Olson,          Electronic Transmission
          Chairman of the Board, President and
          Chief Executive Officer, pursuant to 18
          U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

32.2      Certification by Gregg A. Waldon,          Electronic Transmission
          Executive Vice President, Chief
          Financial Officer, Secretary
          and Treasurer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant
          to Section 906 of the Sarbanes-Oxley
          Act of 2002.

99        Trading Plan of Robert F. Olson            Electronic Transmission
          pursuant to Rule 10b5-1(c) of the
          Securities Exchange Act of 1934.

(b) Reports on Form 8-K.

         A Form 8-K Current Report was filed, dated April 1, 2003, relating to a press release by the Company that included preliminary financial information in its fiscal fourth quarter, and fiscal year, ended March 31, 2003.

         A Form 8-K Current Report was filed, dated April 29, 2003, relating to a press release by the Company that included financial information in its fiscal fourth quarter, and fiscal year, ended March 31, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Stellent, Inc.
                                    -------------------------
                                    (Registrant)


Date: August 14, 2003               By:  /s/ Robert F. Olson
                                    --------------------------------------------
                                    Robert F. Olson,
                                    Chairman of the Board, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date:  August 14, 2003              By:  /s/ Gregg A. Waldon
                                    --------------------------------------------
                                    Gregg A. Waldon
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

FILE      DESCRIPTION                                 REFERENCE
----      -----------                                 ---------
10.49     Employment Agreement Dated April 1,         Electronic transmission
          2003 by and between the Registrant
          and Robert F. Olson.

10.50     Employment Agreement Dated April 1,         Electronic transmission
          2003 by and between the Registrant
          and Daniel P. Ryan.

10.51     Employment Agreement Dated April 1,         Electronic transmission
          2003 by and between the Registrant
          and Gregg A. Waldon.

31.1      Certification by Robert F. Olson,           Electronic Transmission
          Chairman of the Board, President and
          Chief Executive Officer, pursuant to 18
          U.S.C. Section 1350, as adopted
          pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

31.2      Certification by Gregg A. Waldon,           Electronic Transmission
          Executive Vice President, Chief
          Financial Officer, Secretary
          and Treasurer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant
          to Section 302 of the Sarbanes-Oxley
          Act of 2002.

32.1      Certification by Robert F. Olson,           Electronic Transmission
          Chairman of the Board, President and
          Chief Executive Officer, pursuant
          to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

32.2      Certification by Gregg A. Waldon,           Electronic Transmission
          Executive Vice President, Chief
          Financial Officer, Secretary
          and Treasurer, pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley
          Act of 2002.

99        Trading Plan of Robert F. Olson            Electronic Transmission
          pursuant to Rule 10b5-1(c) of the
          Securities Exchange Act of 1934.