Form 10-Q
period 2003-09-30
STELLENT INC
filed 2003-11-14
CIK 867347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 _____________________ TO _____________________.

                         COMMISSION FILE NUMBER 0-19817.

                                 STELLENT, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MINNESOTA                            41-1652566
               ---------                            ----------
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  7777 GOLDEN TRIANGLE DRIVE, EDEN PRAIRIE, MINNESOTA             55344-3736
  --------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,068,075 shares as of November 6, 2003.

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -September 30, 2003 and March 31, 2003....   3

         Condensed Consolidated Statements of Operations - Three and six months ended
         September 30, 2003 and 2002.....................................................   4

         Condensed Consolidated Statements of Cash Flows - Six months ended
         September 30, 2003 and 2002.....................................................   5

         Notes to Condensed Consolidated Financial Statements............................   6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations................................  12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................  25

Item 4.  Disclosure Procedures and Controls..............................................  25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................  25

Item 2.  Changes in Securities and Use of Proceeds ......................................  26

Item 3.  Defaults upon Senior Securities.................................................  26

Item 4.  Submission of Matters to a Vote of Security Holders.............................  26

Item 5.  Other Information...............................................................  26

Item 6.  Exhibits and Reports on Form 8-K................................................  26

SIGNATURES...............................................................................  28

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 STELLENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,    MARCH 31,
                                                                        2003           2003
                                                                    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......................................   $     34,426   $     37,439
  Short-term marketable securities...............................         20,511         28,497
  Trade accounts receivable, net ................................         17,971         15,602
  Prepaid royalties .............................................          2,070          2,335
  Prepaid expenses and other current assets .....................          4,858          3,423
                                                                    ------------   ------------
Total current assets ............................................         79,836         87,296

Long-term marketable securities .................................         18,284         15,233
Property and equipment, net .....................................          4,502          4,830
Prepaid royalties, net of current ...............................            955          1,934
Goodwill, net ...................................................         14,617         12,703
Other acquired intangible assets, net ...........................          3,203          4,837
Investments in other companies ..................................          1,136          1,136
Other ...........................................................          1,407          1,740
                                                                    ------------   ------------

Total assets ....................................................   $    123,940   $    129,709
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................   $      2,575   $      2,287
  Deferred revenues .............................................          8,491          9,187
  Commissions payable ...........................................          1,404          1,353
  Accrued expenses and other ....................................          6,025          4,646
                                                                    ------------   ------------
Total current liabilities .......................................         18,495         17,473
                                                                    ------------   ------------

Shareholders' equity
  Common stock ..................................................            221            219
  Additional paid-in capital ....................................        187,795        186,604
  Accumulated other comprehensive income ........................            483            315
  Accumulated deficit ...........................................        (83,054)       (74,902)
                                                                    ------------   ------------
Total shareholders' equity ......................................        105,445        112,236
                                                                    ------------   ------------

Total liabilities and shareholders' equity ......................   $    123,940   $    129,709
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

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                  2003         2002         2003        2002
                                                               ----------   ----------   ----------   ----------
Revenues:
  Product licenses .........................................   $   10,215   $    9,600   $   20,060   $   20,717
  Services .................................................        8,306        5,958       15,848       11,896
                                                               ----------   ----------   ----------   ----------
Total revenues .............................................       18,521       15,558       35,908       32,613
                                                               ----------   ----------   ----------   ----------

Cost of revenues:
  Product licenses .........................................        1,116        1,545        2,216        3,344
  Amortization of capitalized software from acquisitions ...          315          474          836          948
  Services .................................................        4,183        2,927        7,981        6,003
                                                               ----------   ----------   ----------   ----------
Total cost of revenues .....................................        5,614        4,946       11,033       10,295
                                                               ----------   ----------   ----------   ----------

Gross profit ...............................................       12,907       10,612       24,875       22,318
                                                               ----------   ----------   ----------   ----------

Operating expenses:
  Sales and marketing ......................................        9,560        9,663       19,522       19,969
  General and administrative ...............................        2,617        2,360        4,941        5,083
  Research and development .................................        3,348        4,790        6,523        9,514
  Acquisition and related costs ............................           --          739           --          739
  Amortization of acquired intangible assets and other .....          118        1,662        1,770        3,323
  Restructuring charges ....................................           --          839          812        3,343
                                                               ----------   ----------   ----------   ----------
Total operating expenses ...................................       15,643       20,053       33,568       41,971
                                                               ----------   ----------   ----------   ----------

Loss from operations .......................................       (2,736)      (9,441)      (8,693)     (19,653)

Other income:
  Interest income...........................................          249          567          541        1,168
                                                               ----------   ----------   ----------   ----------

Net loss ...................................................   $   (2,487)  $   (8,874)  $   (8,152)  $  (18,485)
                                                               ==========   ==========   ==========   ==========

Net loss per common share - Basic and diluted ..............   $    (0.11)  $    (0.40)  $    (0.37)  $    (0.83)

Weighted average common shares outstanding - Basic and
diluted ....................................................       21,916       22,425       21,873       22,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2003           2002
                                                                                   ------------   ------------
OPERATING ACTIVITIES
 Net loss ......................................................................   $     (8,152)  $    (18,485)
Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization ............................................          1,728          1,727
      Amortization of intangible assets, acquisition expense and other .........          2,606          4,271
      Other ....................................................................             --            158

Changes in operating assets and liabilities, net of amounts acquired:
     Accounts receivable .......................................................         (2,369)           456
     Prepaid expenses and other current assets .................................           (235)         1,579
     Accounts payable and other liabilities ....................................            288            (73)
     Accrued liabilities .......................................................          1,358            487
     Deferred revenue ..........................................................           (765)            80
     Accrued commissions .......................................................             52            (42)
                                                                                   ------------   ------------

Net cash flows used in operating activities ....................................         (5,489)        (9,842)
                                                                                   ------------   ------------

INVESTING ACTIVITIES:
    Maturities of marketable securities, net ...................................          4,933          2,435
    Purchases of property and equipment ........................................         (1,017)          (816)
    Acquisition costs ..........................................................         (2,047)        (2,790)
    Proceeds from notes with other companies ...................................             --             50
    Other ......................................................................             --           (293)
                                                                                   ------------   ------------

Net cash flows provided by (used in) investing activities ......................          1,869         (1,414)
                                                                                   ------------   ------------

FINANCING ACTIVITIES:
    Repurchase of common stock .................................................           (308)            --
    Proceeds from exercise of stock options and warrants .......................            372             51
    Proceeds from issuance of stock under Employee Stock Purchase
       Plan and other ..........................................................            375            332
    Other ......................................................................             --           (112)
                                                                                   ------------   ------------

Net cash flows provided by financing activities ................................            439            271
                                                                                   ------------   ------------

Cumulative effect of foreign currency translation adjustment ...................            168            290
                                                                                   ------------   ------------

Net decrease in cash ...........................................................         (3,013)       (10,695)
Cash and equivalents, beginning of period ......................................         37,439         15,493
                                                                                   ------------   ------------

Cash and equivalents, end of period ............................................   $     34,426   $      4,798
                                                                                   ============   ============

Non-cash investing activity-unrealized gain (loss) on investment ...............   $         --   $       (952)
                                                                                   ============   ============

Non-cash financing activity- issuance of common stock for acquisition ..........   $        754   $         --
                                                                                   ============   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 STELLENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly the Company's consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Fiscal Year 2003 Annual Report on Form 10-K. The consolidated results of operations for the three and six month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

NOTE 2. USE OF ESTIMATES

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for bad debts, income taxes, commission expense accrual, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management's estimates.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 1997, Stellent (the "Company") launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management, which currently is considered a critical component of an organization's communication and information technology (IT) infrastructures, was an emerging technology used to help companies easily and quickly share information internally or externally using the Web. Currently, the Company's solutions, which are comprised of content components, universal content management and vertical applications, help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. The Company's customers are primarily located throughout the United States and Europe. Its headquarters are located in Eden Prairie, Minnesota and the company has operations or collaborations in Australia, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, the United Kingdom and in other cities in the United States.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

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

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


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

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At September 30, 2003, $2,360 was held at various financial institutions located in Europe and other foreign countries.

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

Investments in Other Companies: Investments in other equity securities with other companies are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through September 30, 2003.

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

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets and recognizes impairment in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets had occurred through September 30, 2003.

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

Developed capitalized software is amortized on a straight-line basis over three years. Amortization expense of developed capitalized software is included in Cost of Revenues - Product Licenses. The capitalized software primarily relates to software purchased from a third party or developed for the Company by a third party.

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

Stock-based Compensation: The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following periods:

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                  2003         2002         2003         2002
                                                               ----------   ----------   ----------   ----------
SUPPLEMENTAL INFORMATION:

Net loss as reported .......................................   $   (2,487)  $   (8,874)  $   (8,152)  $  (18,485)
Less:  Total stock based employee compensation expense
determined under fair value based method for all awards ....       (2,433)      (3,470)      (4,271)      (6,760)
                                                               ----------   ----------   ----------   ----------
Net loss - pro forma .......................................   $   (4,920)  $  (12,344)  $  (12,423)  $  (25,245)
                                                               ==========   ==========   ==========   ==========

Basic and diluted weighted average shares ..................       21,916       22,425       21,873       22,394

Basic and diluted net loss per share - as reported .........   $    (0.11)  $    (0.40)  $    (0.37)  $    (0.83)

Basic and diluted net loss per share - pro forma ...........   $    (0.22)  $    (0.55)  $    (0.57)  $    (1.13)

Fair Value of Financial Instruments: The Company's financial instruments including cash and cash equivalents, short-term marketable securities, long-term marketable securities, accounts receivable and accounts payable, and are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

New Accounting Pronouncements: In November 2002, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria include whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Financial Staff Position (FSP) FASB Interpretation Number (FIN) 46, "Consolidation of Variable Interest Entities," which requires the assets, liabilities and results of operations of variable interest entities (VIE) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 is not anticipated to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement changes the classification of certain common financial instruments from either equity or mezzanine presentation to liabilities in the balance sheet and requires an issuer of those financial instruments to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective for the quarter beginning July 1, 2003 for public companies. As the Company has not issued any financial instruments addressed by this new pronouncement its adoption is not anticipated to have a material effect on the Company's financial statements.

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

For the three and six months ended September 30, 2003 and 2002, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5. ACQUISITION

On August 20, 2003, the Company acquired certain assets of Ancept, Inc. a provider of software for digital asset management, for approximately $2,000 in cash and 100 shares of the Company's stock, which was valued at approximately $800.

NOTE 6. RESTRUCTURING CHARGES

In the quarter ended June 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2,500. This restructuring charge was comprised primarily of $2,100 in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $400 related to the closing of facilities and other exit costs. At September 30, 2003, no amounts remained to be paid in connection with these charges.

In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The additional restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $400 with the remaining $400 related to the closing of facilities and other exit costs. At September 30, 2003, approximately $600 remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $812. This restructuring charge was comprised primarily of $412 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400 related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At September 30, 2003, approximately $100 remained to be paid in connection with these charges.

The table below summarizes our restructuring plans:

                                 STELLENT, INC.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Restructuring charges
                  ----------------------------------------------------------------------------------------------------
                   First Quarter '03  Second Quarter '03   Third Quarter '03   Fourth Quarter '03   First Quarter '04
                  ------------------  ------------------  ------------------   ------------------  -------------------
                    Employee   Other    Employee   Other    Employee   Other    Employee    Other   Employee     Other
                  termination  exit   termination   exit  termination   exit   termination  exit   termination   exit
                    benefits   costs    benefits   costs    benefits   costs     benefits   costs    benefits    costs     Total
Balance at
April 1, 2002       $     -    $   -    $      -   $   -   $     -     $   -     $     -    $   -    $     -    $    -     $   -
Expense               2,100      404           -       -         -                     -        -          -         -     2,504
Payments             (1,488)    (316)          -       -         -         -           -        -          -         -    (1,804)
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at June
30, 2002                612       88           -       -         -         -           -        -          -         -       700
Expense                   -        -         434     405         -         -           -        -          -         -       839
Payments               (612)     (88)       (230)    (40)        -         -           -        -          -         -      (970)
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at
September 30,
2002                      -        -         204     365         -         -           -        -          -         -       569
Expense                   -        -           -       -       382       292           -        -          -         -       674
Payments                  -        -         (36)    (24)     (312)     (256)          -        -          -         -      (628)
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at
December 31,                                                                                                                 615
2002                      -        -         168     341        70        36           -        -          -         -
Expense                   -        -           -       -         -         -         305       46                            351
Payments                  -        -        (114)    (37)      (37)      (36)        (65)      (3)         -         -     (292)
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at
March 31, 2003            -        -          54     304        33         -         240       43          -         -       674
Expense                   -        -          -        -         -         -                             396        56       452
Payments                  -        -         (36)    (65)      (33)        -         (60)     (11)      (245)        -      (450)
Change in
estimate                  -        -           -     360         -         -           -        -          -         -       360
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at June
30, 2003                  -        -          18     599         -         -         180       32        151        56     1,036
Expense                   -        -           -       -         -         -           -        -          -         -         0
Payments                  -        -         (18)    (43)        -         -         (60)                (38)      (56)     (215)
                    -------    -----    --------   -----   -------     -----     -------    -----    -------    ------     -----
Balance at
September 30,
2003                $     -    $   -    $       -  $ 556  $      -     $   -     $   120    $  32    $   113    $    -     $ 821
                    =======    =====    =========  =====  ========     =====     =======    =====    =======    ======     =====

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

  Investments in Other Companies

Investments in Other Companies: Investments in other companies are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees. These investments are primarily equity securities of the respective companies.

A portion of these investments are publicly traded and are deemed by management to be available for sale. The Company uses the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments are reported at fair value with net unrealized gains or losses reported within shareholders' equity as accumulated other comprehensive income or loss. No sales of available for sale investments have occurred through September 30, 2003.

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

The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engage an independent outside professional services firm to assist us in our impairment testing of goodwill. Additionally, no circumstances occurred during the first or second quarters of our fiscal year ending March 31, 2004 which would have created an impairment loss at September 30, 2003.

  Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and recognize impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred during the three and six month periods ended September 30, 2003 and 2002.

  Accounting for Income Taxes

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $84.3 million at March 31, 2003, which begin to expire in 2011. These NOL's are subject to annual utilization limitations due to prior ownership changes.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Total revenues increased by $3.0 million, or 19%, to $18.5 million for the three months ended September 30, 2003 from $15.5 million for the three months ended September 30, 2002. The increase in revenues was primarily attributable to increased consulting services and post-contract customer support revenue.

Product Licenses. Revenues for product licenses increased by $0.6 million, or 6%, to $10.2 million for the three months ended September 30, 2003 from $9.6 million for the three months ended September 30, 2002. The increase in revenues for product licenses was primarily attributable to increased revenue from our Content Components Division.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $2.3 million, or 39%, to $8.3 million for the three months ended September 30, 2003 from $6.0 million for the three months ended September 30, 2002. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 43% and post-contract customer support was 57% in the September 30, 2003 quarter, respectively, and 39% and 61%, respectively, in the September 30, 2002 quarter.

                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                       SEPTEMBER 30, 2003            SEPTEMBER 30, 2002
                                       ==================            ==================
Consulting Services and Training          $      3,545        43%       $      2,300         39%
Post-Contract Support                            4,761        57               3,658         61
                                          ------------       ---        ------------        ---
Total Services                            $      8,306       100%       $      5,958        100%
                                          ============       ===        ============        ===

The increase in revenues for services was primarily due to an increase consulting services revenue as our customers' software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue which is primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $0.7 million, or 14%, to $5.6 million for the three months ended September 30, 2003 from $4.9 million for the three months ended September 30, 2002. Total cost of revenues as a percentage of total revenues was 30% for the three months ended September 30, 2003 and 32% for the three months ended September 30, 2002. Gross profit increased by $2.3 million, or 22%, to $12.9 million for the three months ended September 30, 2003 from $10.6 million for the three months ended September 30, 2002. Total gross profit as a percentage of total revenues was 70% for the three months ended September 30, 2003 and 68% for the three months ended September 30, 2002. The increase in gross profit dollars was primarily due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

Product Licenses. Cost of revenues for product licenses decreased $0.4 million for the three months ended September 30, 2003 to $1.1 million from $1.5 million for the three months ended September 30, 2002. The decrease in cost of revenues for product licenses was primarily attributable to increased sales of our CCD products, which generally have a lower cost of sales than our universal content management products and the change in product mix in our universal content management products.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $0.3 million for the three months ended September 30, 2003 compared to $0.5 million for the three months ended September 30, 2002. The cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, and Ancept in July 2001, April 2002,
March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was primarily attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD, which occurred in July 2000.

Services. Cost of revenues, primarily consisting of personnel for consulting services, training and post-contract customer support, increased by $1.3 million, or 43%, to $4.2 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002. Expressed as a percentage of total services costs, consulting services and training costs were approximately 78% and post-contract customer support was 22% in the September 30, 2003 quarter, respectively, and 68% and 32% in the September 30, 2002 quarter, respectively. Gross profit as a percentage of revenues for services was 50% for the three months ended September 30, 2003, compared to 51% for the three months ended September 30, 2002. The decrease in the gross profit as a percentage of revenues for services was primarily due to an increase in costs related to an increase in consulting services personnel.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $0.1 million, or 1%, to $9.6 million for the three months ended September 30, 2003 from $9.7 million for the three months ended September 30, 2002. Sales and marketing expenses as a percentage of total revenues were 52% for the three months ended September 30, 2003 compared to 62% for the three months ended September 30, 2002. The decrease in sales and marketing expense dollars and as a percentage of total revenues was primarily due to reduced commission expense related to the mix of products sold, changes in our compensation criteria, reduced staffing related to the restructurings of our company, and reduced travel expense.

General and Administrative. General and administrative expenses increased $0.2 million, or 11% to $2.6 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002. General and administrative expenses as a percentage of total revenues were 14% for the three months ended September 30, 2003 compared to 15% for the three months ended September 30, 2002. The increase in general and administrative expenses was primarily due to an increase in legal and professional fees.

Research and Development. Research and development expenses decreased by $1.5 million, or 30%, to $3.3 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 18% for the three months ended September 30, 2003 compared to 31% for the three months ended September 30, 2002. The decrease in research and development expenses was primarily due to reduced headcount from the consolidation of research and development facilities and the completion of certain research and development projects in the quarter ended September 30, 2002.

Amortization of Intangibles. A portion of the purchase price of certain assets of CCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $0.1 million for the three month periods ended September 30, 2003 and $1.7 million in the three months ended September 30, 2002. The decrease in operating expenses related to amortization of intangibles was primarily attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD, which occurred in July 2000.

Restructuring Charges. There were no restructuring charges expensed or accrued in the quarter ended September 30, 2003. In the quarter ended September 30, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs.

OTHER INCOME

Interest income. interest income was $0.2 million for the three months ended September 30, 2003 compared to interest income of $0.6 million for the three months ended September 30, 2002. interest income for the three months ended September 30, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates and reduced amounts of invested funds.

SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Total revenues increased by $3.3 million, or 10%, to $35.9 million for the six months ended September 30, 2003 from $32.6 million for the six months ended September 30, 2002. The increase in revenues for services was primarily due to an increase in consulting services revenue as our customers' software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

Product Licenses. Revenues for product licenses decreased by $0.6 million, or 3%, to $20.1 million for the six months ended September 30, 2003 from $20.7 million for the six months ended September 30, 2002. The decrease in revenues for product licenses was primarily attributable to a decrease in our universal content management revenue due to the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives, offset by an increase in our content components software revenue.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $3.9 million, or 33%, to $15.8 million for the six months ended September 30, 2003 from $11.9 million for the six months ended September 30, 2002. Expressed as a percentage of total services revenue, consulting services and training revenues were approximately 42% and post-contract customer support was 58% in the September 30, 2003 quarter, respectively, and 40% and 60%, respectively, in the September 30, 2002 quarter.

                                            SIX MONTHS           SIX MONTHS
                                              ENDED                ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                               2003                 2002
                                               ====                 ====
Consulting Services and Training            $   6,582     42%    $   4,789     40%
Post-Contract Support                           9,266     58         7,107     60
                                            -------------------------------------
Total Services                              $  15,848    100%    $  11,896    100%
                                            =====================================

The increase in revenues for services was primarily due to an increase in consulting services revenue as our customers' software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $0.7 million, or 7%, to $11.0 million for the six months ended September 30, 2003 from $10.3 million for the six months ended September 30, 2002. Total cost of revenues as a percentage of total revenues was 31% for the six months ended September 30, 2003 compared to 32% for the six months ended September 30, 2002. Gross profit increased by $2.6 million, or 11%, to $24.9 million for the six months ended September 30, 2003 from $22.3 million for the six months ended September 30, 2002. Total gross profit as a percentage of total revenues was 69% for the six months ended September 30, 2003 and 68% for the six months ended September 30, 2002. The increase in gross profit dollars was primarily due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

Product Licenses. Cost of revenues for product licenses decreased $1.1 million for the six months ended September 30, 2003 to $2.2 million from $3.3 million for the six months ended September 30, 2002. The decrease in cost of revenues for product licenses was primarily attributable to increased sales of our CCD products, which generally have a lower costs of sales than our universal content management products and the change in product mix in our universal content management products.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $0.8 million for the six months ended September 30, 2003 compared to $0.9 million for the six months ended September 30, 2002. The cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ and Ancept in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was primarily attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD, which occurred in July 2000.

Services. Cost of revenues, primarily consisting of personnel for consulting services, training and post-contract customer support, increased by $2.0 million, or 33%, to $8.0 million for the six months ended September 30, 2003 from $6.0 million for the six months ended September 30, 2002. Expressed as a percentage of total services costs, consulting services and training costs were approximately 76% and post-contract customer support 24% in the six months ended September 30, 2003 quarter, respectively, and 67% and 33% in the September 30, 2002 quarter, respectively. Gross profit as a percentage of revenues for services was 50% for the six months ended September 30, 2003 and 2002.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased by $0.4 million, or 2%, to $19.5 million for the six months ended September 30, 2003 from $19.9 million for the six months ended September 30, 2002. Sales and marketing expenses as a percentage of total revenues were 54% for the six months ended September 30, 2003 compared to 61% for the six months ended September 30, 2002. The decrease in sales and marketing expense dollars and as a percentage of total revenues was primarily due to reduced commission expense related to the mix of products sold, reduced staffing related to the restructurings of our company, and reduced travel expense.

General and Administrative. General and administrative expenses decreased $0.2 million, or 3% to $4.9 million for the six months ended September 30, 2003 from $5.1 million for the six months ended September 30, 2002. General and administrative expenses as a percentage of total revenues were 14% for the six months ended September 30, 2003 compared to 16% for the six months ended September 30, 2002. The decrease in general and administrative expenses was primarily due to a decrease in the allowance for doubtful accounts.

Research and Development. Research and development expenses decreased by $3.0 million, or 31%, to $6.5 million for the six months ended September 30, 2003 from $9.5 million for the six months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 18% for the six months ended September 30, 2003 compared to 29% for the six months ended September 30, 2002. The decrease in research and development expenses was primarily due to reduced headcount from the consolidation of research and development facilities and the completion of certain research and development projects in the quarter ended September 30, 2002.

Amortization of Intangibles. A portion of the purchase price of certain assets of CCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. A portion of the purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.8 million for the six month period ended September 30, 2003 and $3.3 million in the six months ended September 30, 2002. The decrease in operating expenses related to amortization of intangibles was primarily attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD, which occurred in July 2000.

Restructuring Charges. In the six months ended September 30, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination employees of approximately $0.4 million with the remaining $0.4 million related to the closing of facilities and other exit costs. In the six months ended September 30, 2002, the Company recorded total restructuring charges of approximately $3.3 million. The restructuring charge was comprised primarily of $2.5 million in severance pay and benefits related to the involuntary termination of approximately 77 employees, with the remaining $0.8 million related to the closing of facilities and other exit costs.

OTHER INCOME

Interest income. interest income was $0.5 million for the six months ended September 30, 2003 compared to interest income of $1.2 million for the six months ended September 30, 2002. interest income for the six months ended September 30, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates and reduced amounts of invested funds.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2003 we had net operating loss carryforwards of approximately $84.3 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by Section 382 of the Internal Revenue Code, of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis may be limited as a result of "ownership changes" in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of September 30, 2003 because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used in operating activities was $5.5 million for the six months ended September 30, 2003 compared to net cash used by operating activities of $9.8 million for the six months ended September 30, 2002. The change in cash flow used in operations is primarily due to the reduced net loss in the six month period ended September 30, 2003 from the six months ended September 30, 2002.

Our capital expenditures relate primarily to property and equipment consisting largely of computer hardware. Capital expenditures for the six months ended September 30, 2003 and 2002 were $1.0 million and $0.8 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of September 30, 2003 the Company had $73.2 million in cash and equivalents and marketable securities with a total of $61.3 million in working capital. Net cash provided by investing activities was approximately $1.9 million, and net cash provided by financing activities was approximately $0.4 million for the six months ended September 30, 2003.

The Company currently believes that the cash and equivalents and marketable securities on hand will be sufficient to meet our working capital requirements through our fiscal year 2004 and for the foreseeable future thereafter. Nevertheless, at any time, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. The Company cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

The Company continues to evaluate potential strategic acquisitions that could utilize equity and, or, cash resources. Such opportunities could develop quickly due to market and competitive factors.

PRO FORMA NET LOSS PER COMMON SHARE

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we include non-GAAP supplemental pro forma financial information in our earnings press releases. Our non-GAAP supplemental pro forma net loss and net loss per share results generally exclude from the comparable GAAP amounts the effects of acquisition related charges, such as amortization of capitalized software from acquisitions and acquisition and related costs, and certain other charges such as amortization of intangible assets and other, investment impairment and restructuring charges. Our management believes the non-GAAP supplemental pro forma financial information is useful to investors because it excludes certain non-cash expenses and facilitates meaningful comparison of our performance between periods. In accordance with SFAS 142, we discontinued the amortization of goodwill effective April 1, 2002. The exclusion of amortization expense from the non-GAAP supplemental pro forma financial information before and after April 1, 2002 enhances the comparability of our results between those periods. Investment impairment charges and restructuring charges occur on an irregular basis, are difficult to predict and often reflect in a single reporting period long-term strategic decisions or external factors. The exclusion of such charges from the non-GAAP supplemental pro forma financial information enhances comparisons of our tactical performance between periods. Management uses the non-GAAP supplemental pro forma financial information to evaluate our financial results, develop budgets and manage expenditures. These non-GAAP measures may differ from the non-GAAP measures used by other companies.

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

Supplemental information (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                 SUPPLEMENTAL INFORMATION:                      2003          2002          2003          2002
                                                             ---------     ---------     ---------     ---------
Net loss................................................     $ (2,487)     $ (8,874)     $ (8,152)     $(18,485)
Add back charges:
  Amortization of acquired intangible assets and other..          118         1,662         1,770         3,323
  Amortization of capitalized software from acquisitions          315           474           836           948
  Acquisition and related costs.........................           --           739            --           739
  Restructuring charges.................................           --           839           812         3,343
                                                             --------      --------      --------      --------
Total add back charges..................................          433         3,714         3,418         8,353
                                                             --------      --------      --------      --------
Pro forma net loss before pro forma income taxes........       (2,054)       (5,160)       (4,734)      (10,132)
Pro forma income taxes..................................           --            --            --            --
                                                             --------      --------      --------      --------
Pro forma net loss......................................     $ (2,054)     $ (5,160)     $ (4,734)     $(10,132)
                                                             ========      ========      ========      ========

Pro forma basic and diluted net loss per share..........     $  (0.09)     $  (0.23)     $  (0.22)     $  (0.45)

Weighted average common shares outstanding - Basic and
diluted.................................................       21,916        22,425        21,873        22,394

The accompanying supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with US GAAP.

Pro forma net loss per share is computed using the weighted average number of shares of Common Stock outstanding. The Company has included the effect of options and warrants for common stock as calculated using the treasury stock method when dilutive. Periods with pro forma loss before income taxes do not include a tax benefit.

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

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2003 contains certain forward-looking statements within the meaning of the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

WE DEPEND ON THE CONTINUED SERVICE OF ITS KEY PERSONNEL.

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

WE DEPEND ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

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

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS ACTION AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

As described in Part II - Item 1: Legal Proceedings, shareholder class action suits have been filed naming the Company and certain of our current and former officers and directors as co-defendants. We intend to vigorously defend ourselves against the suits and seek the suits' dismissal at the appropriate time. However, it is possible that the litigation could be resolved adversely, could result in substantial costs and/or could divert management's attention and resources, which could seriously harm our business.

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

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY.

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

OUR EXISTING SHAREHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

As of September 30, 2003, Robert F. Olson, our President, Chief Executive Officer and the Chairman, of our Board of Directors holds approximately 10.0% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 13.0% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through September 30, 2003, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since September 2002. The Company believes that there may be future exposure to interest rate market risk.

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

ITEM 4. DISCLOSURE PROCEDURES AND CONTROLS

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various other claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, on July 31, 2003 putative class action lawsuits were commenced by shareholders of the Company alleging that certain current and former Stellent officers and directors violated Section 10(b) and Section 20(a) of the federal securities laws. There were no material developments in the cases during the quarter ended September 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 20, 2003, we issued 100,000 shares of our common stock in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Act), as partial consideration for certain assets of Ancept, Inc. The issuance was made in a private placement in reliance upon the exemptions from the registration provided under Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 2003 the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

               PROPOSAL                                  IN FAVOR        WITHHELD        AGAINST
               --------                                  --------        --------        -------
1.   Election of Directors:
     Robert F. Olson                                    20,316,599       227,917              --
     Philip E. Soran                                    19,315,831       228,685              --
     Kenneth H. Holec                                   20,310,747       233,769              --
     Raymond A. Tucker                                  20,315,645       228,871              --
     Steven C. Waldron                                  20,314,524       229,992              --

2.   Ratification of the appointment of Grant
     Thornton LLP as independent auditors for
     the Company for fiscal year March 31, 2004.        20,215,197         2,948         326,371

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.

FILE                DESCRIPTION                            REFERENCE
----                -----------                            ---------
10.52    Employment Agreement Dated April 1,        Electronic transmission
         2003 by and between the Registrant
         and Frank A. Radichel

31.1     Certification by Robert F. Olson,          Electronic Transmission
         Chairman of the Board, President and
         Chief Executive Officer, pursuant to
         Section 302 of the Sarbanes-Oxley Act
         of 2002.

31.2     Certification by Gregg A. Waldon,          Electronic Transmission
         Executive Vice President, Chief
         Financial Officer, Secretary
         and Treasurer, pursuant to  Section
         302 of the Sarbanes-Oxley
         Act of 2002.

32.1     Certification by Robert F. Olson,          Electronic Transmission
         Chairman of the Board, President and
         Chief Executive Officer, pursuant to

         Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.2     Certification by Gregg A. Waldon,          Electronic Transmission
         Executive Vice President, Chief
         Financial Officer, Secretary
         and Treasurer, pursuant to Section
         906 of the Sarbanes-Oxley
         Act of 2002

(b) Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Stellent, Inc.
                            -------------------------
                            (Registrant)

Date: November 14, 2003     By: /s/ Robert F. Olson
                            --------------------------------------------
                            Robert F. Olson,
                            Chairman of the Board, President and
                              Chief Executive Officer
                            (Principal Executive Officer)

Date: November 14, 2003     By: /s/ Gregg A. Waldon
                            --------------------------------------------
                            Gregg A. Waldon
                            Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer
                            (Principal Financial and Accounting Officer)

FILE                  DESCRIPTION                           REFERENCE
----                  -----------                           ---------
10.52    Employment Agreement Dated April 1,         Electronic transmission
         2003 by and between the Registrant
         and Frank A. Radichel

31.1     Certification by Robert F. Olson,           Electronic Transmission
         Chairman of the Board, President and
         Chief Executive Officer, pursuant to
         Section 302 of the Sarbanes-Oxley
         Act of 2002.

31.2     Certification by Gregg A. Waldon,           Electronic Transmission
         Executive Vice President, Chief
         Financial Officer, Secretary
         and Treasurer, pursuant to Section
         302 of the Sarbanes-Oxley
         Act of 2002.

32.1     Certification by Robert F. Olson,           Electronic Transmission
         Chairman of the Board, President and
         Chief Executive Officer, pursuant to
         Section 906 of the Sarbanes-Oxley
         Act of 2002.

32.2     Certification by Gregg A. Waldon,           Electronic Transmission
         Executive Vice President, Chief
         Financial Officer, Secretary
         and Treasurer, pursuant to Section
         906 of the Sarbanes-Oxley
         Act of 2002.