Form 10-Q
period 2003-12-31
STELLENT INC
filed 2004-01-30
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

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
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 22,196,514 shares as of January 22, 2004.

STELLENT, INC.

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STELLENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31,	March 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$32,657	$37,439
Short-term marketable securities	29,558	28,497
Trade accounts receivable, net	18,067	15,602
Prepaid royalties	2,005	2,335
Prepaid expenses and other current assets	4,253	3,423

Total current assets	86,540	87,296
Long-term marketable securities	11,113	15,233
Property and equipment, net	4,537	4,830
Prepaid royalties, net of current	526	1,934
Goodwill, net	14,735	12,703
Other acquired intangible assets, net	2,716	4,837
Investments in other companies	1,136	1,136
Other	1,247	1,740

Total assets	$122,550	$129,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,162	$2,287
Deferred revenues	9,154	9,187
Commissions payable	912	1,353
Accrued expenses and other	5,829	4,646

Total current liabilities	18,057	17,473

Shareholders’ equity
Common stock	222	219
Additional paid-in capital	188,570	186,604
Accumulated other comprehensive income	686	315
Accumulated deficit	(84,985)	(74,902)

Total shareholders’ equity	104,493	112,236

Total liabilities and shareholders’ equity	$122,550	$129,709

Note: The balance sheet at March 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues:
Product licenses	$10,179	$9,650	$30,239	$30,367
Services	9,043	6,358	24,891	18,254

Total revenues	19,222	16,008	55,130	48,621

Cost of revenues:
Product licenses	1,176	1,676	3,392	5,020
Amortization of capitalized software from acquisitions	369	474	1,205	1,422
Services	4,424	2,877	12,405	8,880

Total cost of revenues	5,969	5,027	17,002	15,322

Gross profit	13,253	10,981	38,128	33,299

Operating expenses:
Sales and marketing	10,383	9,606	29,905	29,575
General and administrative	1,988	2,836	6,929	7,919
Research and development	3,320	3,049	9,843	12,563
Acquisition and related costs	—	263	—	1,002
Amortization of acquired intangible assets and other	118	1,661	1,888	4,984
Restructuring charges	—	674	812	4,017

Total operating expenses	15,809	18,089	49,377	60,060

Loss from operations	(2,556)	(7,108)	(11,249)	(26,761)
Other:
Interest income, net	237	453	778	1,621
Investment gain on sale (impairment)	388	(650)	388	(650)

Net loss	$(1,931)	$(7,305)	$(10,083)	$(25,790)

Net loss per common share – Basic and diluted	$(0.09)	$(0.33)	$(0.46)	$(1.15)
Weighted average common shares outstanding – Basic and diluted	22,101	22,312	21,949	22,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 30,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(10,083)	$(25,790)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,599	2,691
Amortization of acquired intangible assets	3,093	6,406
Investment (gain on sale) impairment	(388)	650
Other	—	193
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(2,465)	(927)
Prepaid expenses and other current assets	847	3,294
Accounts payable and other liabilities	(125)	(441)
Accrued liabilities	1,162	476
Deferred revenue	(125)	63
Accrued commissions	(441)	123

Net cash flows used in operating activities	(5,926)	(13,262)

INVESTING ACTIVITIES:
Maturities of marketable securities, net	3,059	35,933
Purchases of property and equipment	(1,734)	(1,149)
Acquisition costs	(2,138)	(2,790)
Proceeds from investment sale	388	—
Other	(18)	(243)

Net cash flows provided by (used in) investing activities	(443)	31,751

FINANCING ACTIVITIES:
Repurchase of common stock	(308)	(2,500)
Proceeds from exercise of stock options and warrants	1,149	82
Proceeds from issuance of stock under Employee Stock Purchase Plan and other	375	278

Net cash flows provided by (used in) financing activities	1,216	(2,140)

Cumulative effect of foreign currency translation adjustment	371	396

Net (decrease) increase in cash	(4,782)	16,745
Cash and equivalents, beginning of period	37,439	15,493

Cash and equivalents, end of period	$32,657	$32,238

Non-cash investing activity-unrealized loss on investment	$—	$(1,084)

Non-cash financing activity- issuance of common stock for acquisition	$754	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly Stellent, Inc.’s (the “Company”) consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2003 Annual Report on Form 10-K. The consolidated results of operations for the three and nine month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period.

NOTE 2. USE OF ESTIMATES

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for bad debts, income taxes, commission expense accrual, and useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items and other items that require management’s estimates.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s product solutions, which are comprised of content components, universal content management and vertical applications, help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. The Company’s customers are primarily located throughout the United States and Europe. Its headquarters are located in Eden Prairie, Minnesota and the company has operations or collaborations in Australia, France, Germany, Italy, Japan, Korea, the Netherlands, Spain, Sweden, the United Kingdom and in other cities in the United States.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require additional services or modifications that are essential to the functionality of the software.

Persuasive Evidence of an Arrangement Exists — The Company determines that persuasive evidence of an arrangement exists with respect to a customer under i) a signature license agreement, which is signed by both the customer and the Company, or ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Delivery has Occurred — The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The Fee is Fixed or Determinable — If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported — The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for which there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and, ultimately, its ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon its review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

The Company’s direct customers typically enter into perpetual license arrangements. The Company’s Content Components Division generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Cost of Revenues: The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support service costs associated with service revenue as cost of revenues. The Company also expenses amortization of capitalized software from acquisitions as cost of revenues.

Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At December 31, 2003, $2,915 was held at various financial institutions located in Europe and other foreign countries.

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

Investments in Other Companies: Investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

During the three months ended December 31, 2003, the Company sold the portion of these investments which was publicly traded. This investment was classified as available-for-sale and the Company had recorded an other than temporary impairment related to this asset during fiscal 2003. This investment was sold and the Company recorded a gain of approximately $388 during the three months ended December 31, 2003.

The remaining investments in other companies include investments in two non-public, start-up technology companies for which the Company uses the cost method of accounting.

Accounts Receivable: The Company’s accounts receivable balances are due from companies across a broad range of industries, such as Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are typically due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and any payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.

Goodwill and Other Acquired Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. We believe no impairment of goodwill has occurred to-date.

Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets and recognizes impairment in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We believe no impairment of long-lived assets has occurred to-date.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short in duration.

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

Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification in its arrangements for the Company’s software products or services. Typically these arrangements provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that the Company’s software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties.

Translation of Foreign Currencies: Foreign currency assets and liabilities of the Company’s international subsidiaries are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in shareholders’ equity.

Comprehensive Income (Loss): Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company’s available for sale securities. Total comprehensive loss was $1,728 and $7,330, respectively, for the three months ended December 31, 2003 and 2002 and $9,712 and $26,495, respectively, for the nine months ended December 31, 2003 and 2002.

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

Stock-based Compensation: The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following periods:

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Supplemental information:	2003	2002	2003	2002

Net loss as reported	$(1,931)	$(7,305)	$(10,083)	$(25,790)
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(2,032)	(1,545)	(6,303)	(8,305)

Net loss – pro forma	$(3,963)	$(8,850)	$(16,386)	$(34,095)

Basic and diluted weighted average shares	22,101	22,312	21,949	22,367
Basic and diluted net loss per share – as reported	$(0.09)	$(0.33)	$(0.46)	$(1.15)
Basic and diluted net loss per share – pro forma	$(0.18)	$(0.40)	$(0.75)	$(1.52)

Fair Value of Financial Instruments: The Company’s financial instruments including cash and cash equivalents, short-term marketable securities, long-term marketable securities, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

New Accounting Pronouncements: In November 2002, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria include whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company’s consolidated financial statements.

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

For the three and nine months ended December 31, 2003 and 2002, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

NOTE 5. ACQUISITION

On August 20, 2003, the Company acquired certain assets of Ancept, Inc. a provider of software for digital asset management, for approximately $2,000 in cash and 100 shares of the Company’s stock, which were valued at approximately $800.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 6. CONTINGENCIES

In the normal course of business, the Company is subject to various other claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 7. RESTRUCTURING CHARGES

In the quarter ended June 30, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $2,500. This restructuring charge was comprised primarily of $2,100 in severance pay and benefits related to the involuntary termination of approximately 50 employees, with the remaining $400 related to the closing of facilities and other exit costs. At December 31, 2003, no amounts remained to be paid in connection with these charges.

In the quarter ended September 30, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800 million. The additional restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $400 with the remaining $400 related to the closing of facilities and other exit costs. At December 31, 2003, approximately $513 remained to be paid in connection with these charges.

In the quarter ended December 31, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $700 million. This restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $400 million with the remaining $300 million related to the closing of facilities and other exit costs. At December 31, 2003, no amounts remained to be paid in connection with these charges.

In the quarter ended March 31, 2003, the Company recorded a restructuring charge of approximately $350. This restructuring charge was comprised primarily of $300 in severance pay and benefits related to the involuntary termination of employees, with the remaining $50 related to the closing of facilities and other exit costs. At December 31, 2003, approximately $90 remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, the Company recorded a restructuring charge of approximately $800. This restructuring charge was comprised primarily of $400 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400 related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At December 31, 2003, approximately $75 remained to be paid in connection with these charges.

The table below summarizes the Company’s restructuring plans:

	Restructuring charges

	First Quarter ’03		Second Quarter ’03		Third Quarter ’03

	Employee	Other	Employee	Other	Employee	Other
	Termination	exit	Termination	exit	termination	exit
	benefits	costs	benefits	costs	benefits	costs

Balance at April 1, 2002	$—	$—	$—	$—	$—	$—
Expense	2,100	404	—	—	—	—
Payments	(1,488)	(316)	—	—	—	—

Balance at June 30, 2002	612	88	—	—	—	—
Expense	—	—	434	405	—	—
Payments	(612)	(88)	(230)	(40)	—	—

Balance at September 30, 2002	—	—	204	365	—	—
Expense	—	—	—	—	382	292
Payments	—	—	(36)	(24)	(312)	(256)

Balance at December 31, 2002	—	—	168	341	70	36
Expense	—	—	—	—	—	—
Payments	—	—	(114)	(37)	(37)	(36)

Balance at March 31, 2003	—	—	54	304	33	—
Expense	—	—	—	—	—	—
Payments	—	—	(36)	(65)	(33)	—
Change in estimate	—	—	—	360	—	—

Balance at June 30, 2003	—	—	18	599	—	—
Expense	—	—	—	—	—	—
Payments	—	—	(18)	(43)	—	—

Balance at September 30, 2003	—	—	—	556	—	—
Expense	—	—	—	—	—	—
Payments	—	—	—	(43)	—	—

Balance at December 31, 2003	$—	$—	$—	$513	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Restructuring charges

	Fourth Quarter ’03		First Quarter ’04

	Employee	Other	Employee	Other
	termination	exit	termination	exit
	benefits	costs	benefits	costs	Total

Balance at April 1, 2002	$—	$—	$—	$—	$—
Expense	—	—	—	—	2,504
Payments	—	—	—	—	(1,804)

Balance at June 30, 2002	—	—	—	—	700
Expense	—	—	—	—	839
Payments	—	—	—	—	(970)

Balance at September 30, 2002	—	—	—	—	569
Expense	—	—	—	—	674
Payments	—	—	—	—	(628)

Balance at December 31, 2002	—	—	—	—	615
Expense	305	46	—	—	351
Payments	(65)	(3)	—	—	(292)

Balance at March 31, 2003	240	43	—	—	674
Expense	—	—	396	56	452
Payments	(60)	(11)	(245)	—	(450)
Change in estimate	—	—	—	—	360

Balance at June 30, 2003	180	32	151	56	1,036
Expense	—	—	—	—	0
Payments	(60)	—	(38)	(56)	(215)

Balance at September 30, 2003	120	32	113	—	821
Expense	—	—	—	—	0
Payments	(60)	—	(38)	—	(141)

Balance at December 31, 2003	$60	$32	$75	$—	$680

NOTE 8. SUBSEQUENT EVENT

On January 12, 2003, the Company announced that it had signed a definitive merger agreement to acquire all outstanding shares of Optika Inc., a leading enterprise content management provider of imaging, business process management, collaboration and records management software, for $10 million in cash, approximately 4.1 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding options. Based on Stellent’s stock price as of January 9, 2004 and including the value of the options to be assumed, the transaction currently is valued at approximately $59 million. Immediately after the transaction, the former stockholders of Optika will own approximately 16 percent of the outstanding shares of Stellent common stock, and Stellent shareholders will own approximately 84 percent of the combined entity. The acquisition is subject to standard closing conditions including shareholder approval. The transaction is expected to close in April 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company’s business.

OVERVIEW

Our product solutions are comprised of universal content management software, content components software and vertical applications and help customers worldwide solve real business problems related to efficiently creating, managing and sharing critical information. Our company has strategically grown to become one of the foremost content management software vendors in the industry, having been ranked one of the top three content management software providers by industry analyst firms Gartner Dataquest, Giga Information Group and Aberdeen Group.

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

Revenue Recognition
We currently derive all of our revenues from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions,” and Securities and Exchange Commission Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

Persuasive Evidence of an Arrangement Exists — We determine that persuasive evidence of an arrangement exists with respect to a customer under, i) a signature license agreement, which is signed by both the customer and us, or, ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. We do not offer product return rights to end users or resellers.

Delivery has Occurred — Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The Fee is Fixed or Determinable — If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported — We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of our license arrangements. We sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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

Investments in Other Companies

Investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

During the three months ended December 31, 2003, the Company sold the portion of these investments which was publicly traded. This investment was classified as available-for-sale and the Company had recorded other than temporary impairment related to this asset during fiscal 2003. This investment was sold and the Company recorded a gain of approximately $388 during the three months ended December 31, 2003.

The remaining investments in other companies include investments in two non-public, start-up technology companies for which the Company uses the cost method of accounting.

Accounts Receivable

Our accounts receivable balances are due from companies across a broad range of industries, such as Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. We determined our allowance by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Goodwill and Other Acquired Intangible Assets

Goodwill and Other Acquired Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The carrying value of goodwill and other intangible assets is tested for impairment on an annual basis or when factors indicating impairment are present. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We believe no impairment of goodwill assets has occurred to-date.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and recognize impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred during the three and nine month periods ended December 31, 2003 and 2002.

Accounting for Income Taxes

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $84.3 million at March 31, 2003, which begin to expire in 2011. These NOL’s are subject to annual utilization limitations due to prior ownership changes.

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, in the fourth quarter of fiscal 2003 we increased the valuation allowance to fully offset the deferred tax asset.

We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion there of, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Total revenues increased by $3.2 million, or 20%, to $19.2 million for the three months ended December 31, 2003 from $16.0 million for the three months ended December 31, 2002. The increase in revenues was primarily attributable to increased consulting services and post-contract customer support revenue.

Product Licenses. Revenues for product licenses increased by $0.5 million, or 5%, to $10.2 million for the three months ended December 31, 2003 from $9.7 million for the three months ended December 31, 2002. The increase in revenues for product licenses was primarily attributable to increased revenue from our Content Components Division (CCD), which was due to an increase in demand by software vendors caused by improving market conditions.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $2.7 million, or 42%, to $9.0 million for the three months ended December 31, 2003 from $6.3 million for the three months ended December 31, 2002, as follows (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

Consulting services and training	$4,062	45%	$2,347	37%
Post-contract support	4,981	55	4,011	63

Total services revenues	$9,043	100%	$6,358	100%

The increase in revenues for services was primarily due to an increase in consulting services revenue as our customers’ software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue which is primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $0.9 million, or 19%, to $5.9 million for the three months ended December 31, 2003 from $5.0 million for the three months ended December 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the three months ended December 31, 2003 and 2002. Gross profit increased by $2.3 million, or 21%, to $13.3 million for the three months ended December 31, 2003 from $11.0 million for the three months ended December 31, 2002. Total gross profit as a percentage of total revenues was 69% for the three months ended December 31, 2003 and 2002. The increase in gross profit dollars was primarily due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

Product Licenses. Cost of revenues for product licenses decreased $0.5 million for the three months ended December 31, 2003 to $1.2 million from $1.7 million for the three months ended December 31, 2002. The decrease in cost of revenues for product licenses was primarily attributable to increased sales of our CCD products, which generally have a lower cost of sales than our universal content management products, a change in product mix in our universal content management products and a reduction in costs related to payments for third-party technology incorporated into our products.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $0.4 million for the three months ended December 31, 2003 compared to $0.5 million for the three months ended December 31, 2002. The cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, and Ancept in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was primarily attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD.

Services. Cost of revenues, consisting primarily of personnel for consulting services, training and post-contract customer support, increased by $1.5 million, or 54%, to $4.4 million for the three months ended December 31, 2003 from $2.9 million for the three months ended December 31, 2002. Gross profit as a percentage of revenues for services was 51% for the three months ended December 31, 2003, compared to 55% for the three months ended December 31, 2002. The decrease in the gross profit as a percentage of services revenues was primarily due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in consulting services revenue. Services cost of revenues for the three month periods were as follows (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2003		December 31, 2002

Consulting services and training costs	$3,458	78%	$2,025	70%
Post-contract support costs	966	22%	852	30%

Total services costs	$4,424	100%	$2,877	100%

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased by $0.8 million, or 8%, to $10.4 million for the three months ended December 31, 2003 from $9.6 million for the three months ended December 31, 2002. Sales and marketing expenses as a percentage of total revenues were 54% for the three months ended December 31, 2003 compared to 60% for the three months ended December 31, 2002. The increase in sales and marketing expense dollars was primarily attributable to expenses related to our global users conference held in October, 2003 and other sales events, and was partially offset by reduced commission expenses related to the mix of products sold.

General and Administrative. General and administrative expenses decreased $0.8 million, or 30% to $2.0 million for the three months ended December 31, 2003 from $2.8 million for the three months ended December 31, 2002. General and administrative expenses as a percentage of total revenues were 10% for the three months ended December 31, 2003 compared to 18% for the three months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense.

Research and Development. Research and development expenses increased by $0.3 million, or 9%, to $3.3 million for the three months ended December 31, 2003 from $3.0 million for the three months ended December 31, 2002. Research and development expenses as a percentage of total revenues were 17% for the three months ended December 31, 2003 compared to 19% for the three months ended December 31, 2002. The increase in research and development expenses was primarily due to increased headcount.

Acquisition and Related Costs. Acquisition and related costs of $0.3 million for the three months ended December 31, 2002 were primarily related to final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002.

Amortization of Intangibles. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets’ estimated useful lives of three to four years. A portion of the purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $0.1 million for the three month periods ended December 31, 2003 and $1.7 million in the three months ended December 31, 2002. The decrease in operating expenses related to amortization of intangibles was primarily attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD.

Restructuring Charges. There were no restructuring charges expensed or accrued in the quarter ended December 31, 2003. In the quarter ended December 31, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.7 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with the remaining $0.3 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Interest income. Net interest income was $0.2 million for the three months ended December 31, 2003 compared to net interest income of $0.5 million for the three months ended December 31, 2002. Net interest income for the three months ended December 31, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds and reduced amounts of invested funds.

Investment gain on sale (impairment). During the three months ended December 31, 2003, the company sold its shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. The company realized approximately $0.4 million in proceeds and gain from the sale. During the three months ended December 31, 2002, the Company determined that a permanent decline in the value of several of its investments in other companies had occurred. As a result, the Company recorded a write-down on the investments in these companies of approximately $0.7 million for the three months ended December 31, 2002.

NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Total revenues increased by $6.5 million, or 13%, to $55.1 million for the nine months ended December 31, 2003 from $48.6 million for the nine months ended December 31, 2002. The increase in total revenues was primarily due to an increase in consulting services revenues, as our customers’ software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

Product Licenses. Revenues for product licenses of $30.2 million for the nine months ended December 31, 2003 were essentially even with revenues for product licenses of $30.3 million for the nine months ended December 31, 2002. Revenues for product licenses for the nine months ended December 31, 2003 were affected early in the period by the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives.

Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $6.6 million, or 36%, to $24.9 million for the nine months ended December 31, 2003 from $18.3 million for the nine months ended December 31, 2002, as follows (in thousands):

	Nine Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2002

Consulting services and training	$10,644	43%	$7,136	39%
Post-contract support	14,247	57%	11,118	61%

Total services revenues	$24,891	100%	$18,254	100%

The increase in revenues for services was primarily due to an increase in consulting services revenue as our customers’ software implementations have become larger and more numerous, and to an increase in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

COST OF REVENUES

Total cost of revenues increased by $1.7 million, or 11%, to $17.0 million for the nine months ended December 31, 2003 from $15.3 million for the nine months ended December 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the nine months ended December 31, 2003 and compared to 32% for the nine months ended December 31, 2002. Gross profit increased by $4.8 million, or 15%, to $38.1 million for the nine months ended December 31, 2003 from $33.3 million for the nine months ended December 31, 2002. Total gross profit as a percentage of total revenues was 69% for the nine months ended December 31, 2003 and 68% for the nine months ended December 31, 2002. The increase in gross profit dollars was primarily due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

Product Licenses. Cost of revenues for product licenses decreased $1.6 million for the nine months ended December 31, 2003 to $3.4 million from $5.0 million for the nine months ended December 31, 2002. The decrease in cost of revenues for product licenses was primarily attributable to increased sales of our CCD products, which generally have a lower costs of sales than our universal content management products and the change in product mix in our universal content management products. Additional reductions in costs related to payments for third-party technology incorporated into our products.

Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $1.2 million for the nine months ended December 31, 2003 and compared to $1.4 million for the nine months ended December 31, 2002. The cost of revenues for amortization of capitalized software from acquisitions was primarily attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ and Ancept acquisitions in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was primarily attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD.

Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $3.5 million, or 40%, to $12.4 million for the nine months ended December 31, 2003 from $8.9 million for the nine months ended December 31, 2002. Gross profit as a percentage of revenues for services was 50% for the nine months ended December 31, 2003, compared to 51% for the nine months ended December 31, 2002. The decrease in the gross profit as a percentage of services revenues was primarily due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in consulting services revenue. Services cost of revenues for the nine month periods were as follows (in thousands):

	Nine Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2002

Consulting services and training costs	$9,554	77%	$6,074	68%
Post-contract support costs	2,851	23%	2,806	32%

Total services costs	$12,405	100%	$8,880	100%

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 1%, to $29.9 million for the nine months ended December 31, 2003 from $29.6 million for the nine months ended December 31, 2002. Sales and marketing expenses as a percentage of total revenues were 54% for the nine months ended December 31, 2003 compared to 61% for the nine months ended December 31, 2002. The increase in sales and marketing expense dollars was primarily attributable to expenses related to our global users conference held in October 2003 and was partially offset by reduced commission expenses related to the mix of products sold, reduced staffing related to the restructurings of our company and reduced travel expense.

General and Administrative. General and administrative expenses decreased $1.0 million, or 13% to $6.9 million for the nine months ended December 31, 2003 from $7.9 million for the nine months ended December 31, 2002. General and administrative expenses as a percentage of total revenues were 13% for the nine months ended December 31, 2003 compared to 16% for the nine months ended December 31, 2002. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense.

Research and Development. Research and development expenses decreased by $2.7 million, or 22%, to $9.8 million for the nine months ended December 31, 2003 from $12.5 million for the nine months ended December 31, 2002. Research and development expenses as a percentage of total revenues were 18% for the nine months ended December 31, 2003 compared to 26% for the nine months ended December 31, 2002. The decrease in research and development expenses was primarily due to reduced headcount, the consolidation of research and development facilities and the completion of certain research and development projects in the quarter ended December 31, 2002.

Acquisition and Related Costs. Acquisition and related costs for the nine months ended December 31, 2002 were primarily related to a potential transaction with a Japanese company that would have given the Company new wireless technologies and an avenue to generate revenues for our content management products. After proceeding with the due-diligence, it was determined that the target company was not situated well enough for the Company to accomplish previously established goals. The total acquisition costs of approximately $1.0 million represent $0.7 million of expenses associated with this project, which include funds that we advanced to the company for a trade show, product integration testing, test marketing costs of the products and other purposes. The remaining $0.3 million of acquisition costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002.

Amortization of Intangibles. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets’ estimated useful lives of three to four years. A portion of the purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.9 million for the nine month period ended December 31, 2003 and $5.0 million in the nine months ended December 31, 2002. The decrease in operating expenses related to amortization of intangibles was primarily attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD.

Restructuring Charges. In the nine months ended December 31, 2003, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with the remaining $0.4 million related to a change in estimate related to the closing of facilities and other exit costs. In the nine months ended December 31, 2002, the Company recorded total restructuring charges of approximately $4.0 million. The restructuring charge was comprised primarily of $2.9 million in severance pay and benefits related to the involuntary termination of approximately 105 employees, with the remaining $1.1 million related to the closing of facilities and other exit costs.

OTHER INCOME, NET

Interest income. Net interest income was $0.8 million for the nine months ended December 31, 2003 compared to net interest income of $1.6 million for the nine months ended December 31, 2002. Net interest income for the nine months ended December 31, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds and reduced amounts of invested funds.

Investment gain on sale (impairment). During the nine months ended December 31, 2003, the company sold its shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. The company realized approximately $0.4 million in proceeds and gain from the sale. During the nine months ended December 31, 2002, the Company determined that a permanent decline in the value of several of its investments in and notes with other companies had occurred due to the poor financial performance and cash flow of these companies. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $0.7 million for the nine months ended December 31, 2002.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2003 the Company had net operating loss carryforwards of approximately $84.3 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change”, as defined by Section 382 of the Internal Revenue Code, of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis may be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of December 31, 2003 because of the uncertainty regarding its realization. Our accounting for deferred taxes and the valuation allowance involves the evaluation of a number of factors such as our history of operating losses, potential future losses and the nature of assets and liabilities giving rise to deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and satisfied its capital expenditure requirements primarily through operating revenues and public offerings of securities. Net cash used in operating activities was $5.9 million for the nine months ended December 31, 2003 compared to net cash used by operating activities of $13.3 million for the nine months ended December 31, 2002. The change in cash flow used in operations is primarily due to the reduced net loss in the nine month period ended December 31, 2003 from the nine months ended December 31, 2002.

The Company’s capital expenditures relate primarily to property and equipment consisting largely of computer hardware. Capital expenditures for the nine months ended December 31, 2003 and 2002 were $1.7 million and $1.1 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

As of December 31, 2003 the Company had $73.3 million in cash and equivalents and marketable securities (short-term and long-term) and a total of $68.5 million in working capital. Net cash used in investing activities was $0.4 million in the nine months ended December 31, 2003 while net cash provided by investing activities was approximately $31.8 million, due primarily to net maturities of marketable securities, for the nine months ended December 31, 2002.

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

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we include non-GAAP supplemental pro forma financial information in our earnings press releases. Our non-GAAP supplemental pro forma net income (loss) and net income (loss) per share results generally exclude from the comparable GAAP amounts the effects of acquisition related charges, such as amortization of capitalized software from acquisitions and acquisition and related costs, and certain other charges such as amortization of intangible assets and other, investment impairment or gain on sale and restructuring charges. Our management believes the non-GAAP supplemental pro forma financial information is useful to investors because it excludes certain non-cash expenses and facilitates meaningful comparison of our performance between periods. In accordance with SFAS 142, we discontinued the amortization of goodwill effective April 1, 2002. The exclusion of amortization expense from the non-GAAP supplemental pro forma financial information before and after April 1, 2002 enhances the comparability of our results between those periods. Investment impairment charges or gain on sale and restructuring charges occur on an irregular basis, are difficult to predict and often reflect in a single reporting period long-term strategic decisions or external factors. The exclusion of such charges from the non-GAAP supplemental pro forma financial information enhances comparisons of our tactical performance between periods. Management uses the non-GAAP supplemental pro forma financial information to evaluate our financial results, develop budgets and manage expenditures. These non-GAAP measures may differ from the non-GAAP measures used by other companies.

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

Supplemental information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Supplemental information:	2003	2002	2003	2002

Net loss	$(1,931)	$(7,305)	$(10,083)	$(25,790)
Add back charges:
Amortization of acquired intangible assets and other	118	1,661	1,888	4,984
Amortization of capitalized software from acquisitions	369	474	1,205	1,422
Acquisition and related costs	—	263	—	1,002
Restructuring charges	—	674	812	4,017
Investment (gain on sale) impairment	(388)	650	(388)	650

Total add back charges	99	3,722	3,517	12,075

Pro forma net loss	$(1,832)	$(3,583)	$(6,566)	$(13,715)

Pro forma basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.30)	$(0.61)
Weighted average common shares outstanding – Basic and Diluted	22,101	22,312	21,949	22,367

This supplemental financial information is presented for informational purposes only and is not a substitute for the historical financial information presented in accordance with accounting principles generally accepted in the United States.

Pro forma net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding. The Company has included the effect of options and warrants for common stock as calculated using the treasury stock method, when dilutive. The effect of using options and warrants would be anti-dilutive for each period, and therefore, was not included in the calculation.

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements: In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and also considers the rights of returns for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company’s consolidated financial statements.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2003 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

We face many risks in connection with our proposed merger with Optika. Some of those risks apply whether or not the merger is completed.

Our proposed merger with Optika might not be completed on a timely basis, or at all. If the merger were delayed or not completed, the following may occur:

-	to the extent that the price or our common stock reflects a market assumption that the merger will be completed, the price of our common stock may decline;

-	customers may delay or defer purchasing our products because of the uncertainty about the future direction of our product offerings;

-	any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenues or other effects associated with uncertainty about the transaction, including a decline in the price of our common stock; and

-	we will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees and certain filing fees, whether or not the merger is completed.

Even if the proposed merger is completed, the combined company may not realize expected benefits because of integration and other challenges. These risks include the following:

-	the failure of the combined company to meet the complex challenges involved in integrating the products, technology, personnel and other operations of Stellent and Optika successfully or to realize the anticipated cost savings, could seriously harm the results of operations of the combined company;

-	managing the implementation of the integration plan will divert management attention from ongoing business concerns, which could harm our future operating results;

-	employees may be uncertain about their future role with the combined company until integration plans are finalized, which could adversely affect their productivity and our ability to attract or retain key employees; and

-	the combined company must retain and motivate key employees, which will be particularly difficult due to the potential distractions of the merger, until our strategies, with regard to the integration of Optika, are executed.

In addition, merger-related earnings charges may adversely affect the market value of our common stock following the merger. We will allocate the total estimated purchase price among Optika’s various tangible and intangible assets, and record the excess of the purchase price over those fair values as goodwill. Some allocated portions of the purchase price will be expensed in the quarter in which the merger is completed; that amount has not yet been determined, but may be material. We will incur additional depreciation and amortization expense over the useful lives of various acquired assets. In addition, to the extent the value of the goodwill or intangible assets with indefinite lives becomes impaired, we may be required to record material charges relating to the impairment of those assets. We will also incur liabilities and restructuring charges associated with integration planning, including costs associated with employee severance and excess facilities, which are currently unknown but may be material

These and other risks will be described in more detail in the joint proxy statement/prospectus related to the merger that we will file with the SEC as a registration statement on Form S-4. In addition, we call your attention to the fact that Optika’s business differs from our business, and Optika’s results of operations, as well as the price of Optika’s common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock before the merger. For further information on Optika’s business and certain factors to consider in connection with the proposed merger, please refer to the reports that Optika files with the SEC, which may be accessed through the SEC’s EDGAR filing system on the SEC website at www.sec.gov.

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

We currently derive all of our revenues from product licenses and services associated with our system of content management and content component software products. The market for content management and content component software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

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

We have been named a defendant in a securities class action and we may in the future be named in additional litigation, which may result in substantial costs and divert management’s attention and resources.

As described in Part II - Item 1: Legal Proceedings, shareholder class action suits have been filed naming the Company and certain of our current and former officers and directors as co-defendants. We intend to vigorously defend ourselves against the suits and seek the suits’ dismissal at the appropriate time. However, it is possible that the litigation could be resolved adversely, could result in substantial costs and/or could divert management’s attention and resources, which could seriously harm our business.

More generally, securities class-action litigation has often been brought against companies following periods of volatility in the price of their securities. This risk is greater for technology companies, which have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of this kind of litigation and such litigation could also result in substantial costs and divert management’s attention and resources.

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

As of December 31, 2003, Robert F. Olson, our President, Chief Executive Officer and the Chairman, of our Board of Directors holds approximately 10.0% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 13.3% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash and marketable securities is affected by changes in interest rates in the United States. Through December 31, 2003, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by over 50% since December 2002. The Company believes that there may be future exposure to interest rate market risk.

Our investments are held primarily in commercial paper which is affected by equity price market risk and other factors. The Company does not anticipate that exposure to these risks will have a material impact on us, due to the nature of our investments.

The Company has no history of, and do not anticipate in the future, investing in derivative financial instruments.

Currently the majority of our sales and expenses are denominated in U.S. Dollars, as a result we have not experienced significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies, at this time we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

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

As reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2003, on July 31, 2003 putative class action lawsuits were commenced by shareholders of the Company alleging that certain current and former Stellent officers and directors violated Section 10(b) and Section 20(a) of the federal securities laws. There were no material developments in the cases during the quarter ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On January 12, 2003, the Company announced that it had signed a definitive merger agreement to acquire all outstanding shares of Optika Inc., a leading enterprise content management provider of imaging, business process management, collaboration and records management software, for $10 million in cash, approximately 4.1 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding options. Based on Stellent’s stock price as of January 9, 2004 and including the value of the options to be assumed, the transaction currently is valued at approximately $59 million. Immediately after the transaction, the former stockholders of Optika will own approximately 16 percent of the outstanding shares of Stellent common stock, and Stellent shareholders will own approximately 84 percent of the combined entity. The acquisition is subject to standard closing conditions including shareholder approval. The transaction is expected to close in April 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with this report.

FILE	DESCRIPTION	REFERENCE

2.1	Agreement and Plan of Merger,	Incorporated by reference to Exhibit No. 2 of the Registrant’s
	dated January 11, 2004, among	Current Report on Form 8-K dated January 11, 2004
Stellent, Inc., STEL Sub, Inc. and
Optika Inc.

31.1	Certification by Robert F. Olson,	Electronic Transmission
Chairman of the Board, President and
Chief Executive Officer, pursuant to
Section 302 of the Sarbanes-Oxley Act
of 2002.

FILE	DESCRIPTION	REFERENCE

31.2	Certification by Gregg A. Waldon,	Electronic Transmission
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

On January 11, 2004, Stellent, Inc. (“Stellent”) and its wholly owned subsidiary, STEL Sub, Inc. (“STEL Sub”), entered into an Agreement and Plan of Merger with Optika Inc. (“Optika”), providing for the merger of Optika with and into STEL Sub.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellent, Inc.

(Registrant)

Date: January 30, 2004	By: /s/ Robert F. Olson

Robert F. Olson,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2004	By: /s/ Gregg A. Waldon

Gregg A. Waldon
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

FILE	DESCRIPTION	REFERENCE

2.1	Agreement and Plan of Merger,	Incorporated by reference to Exhibit No. 2 of the Registrant’s
	dated January 11, 2004, among	Current Report on Form 8-K dated January 11, 2004
Stellent, Inc., STEL Sub, Inc. and
Optika Inc.

31.1	Certification by Robert F. Olson,	Electronic Transmission
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