Form 10-K/A
period 2003-03-31
STELLENT INC
filed 2004-04-21
CIK 867347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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

     As of June 25, 2003, the registrant had 21,793,506 shares of common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 STELLENT, INC.


                                  FORM 10-K/A

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                               TABLE OF CONTENTS


                                    DESCRIPTION                           PAGE
                                    -----------                           ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................    7
  Item 3.   Legal Proceedings...........................................    7
  Item 4.   Submission of Matters to a Vote of Security Holders.........    7
  Item 4a.  Executive Officers of the Registrant........................    8
PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   10
  Item 6.   Selected Financial Data.....................................   11
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   12
  Item 7a.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   36
  Item 8.   Financial Statements and Supplementary Data.................   36
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   36
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   36
  Item 11.  Executive Compensation......................................   36
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   37
  Item 13.  Certain Relationships and Related Transactions..............   43
  Item 14.  Controls and Procedures.....................................   43
  Item 15.  Principal Accountant Fees and Services......................   43
PART IV
  Item 16.  Exhibits, Financial Statement Schedules and Reports on Form
              8K........................................................   44
Signatures..............................................................   49

     This Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Stellent, Inc. (the "Company") for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003. The amended items do not restate or revise the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity or Consolidated Statement of Cash Flows for or as of any period. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.


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

OVERVIEW


     In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management -- today considered a critical component of an organization's communication and information technology
(IT) infrastructure -- was an emerging technology used to help companies easily and quickly share information with employees, partners, customers and prospects using the World Wide Web.



     Currently, our solutions -- which are comprised of Universal Content Management software and Content Components software -- help customers worldwide solve business problems related to efficiently creating, managing and sharing critical information.


MARKETS AND CUSTOMERS


     Approximately 1,100 customers for our Universal Content Management products and approximately 400 customers for our Content Component software. No one customer accounted for ten percent or more of our revenues in the fiscal year ended March 31, 2003.



     Customers use our products as follows:



     - Universal Content Management: Organizations deploy the Universal Content Management software to build enterprise-wide content management deployments and line-of-business solutions, such as public Web sites; intranets for internal-only company information; and extranets, which are web sites available only to select audiences, such as partners and customers.



     - Content Components: Other technology companies embed this technology in their own products to enable their users to view and convert business information to formats viewable on handheld devices or in a Web browser. These technologies are also integrated into Stellent's Universal Content Management software.


PRODUCTS


     Our product set is comprised of two main categories Universal Content Management Software and Content Components Software.


UNIVERSAL CONTENT MANAGEMENT SOFTWARE


     Universal Content Management is Stellent's primary software product, consisting of one server that houses multiple applications. These applications help organizations manage their business information -- such as records, legal documents, Web content and graphics -- from the time it's created to the time it's archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With Stellent software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.



     Our Universal Content Management software addresses the key elements of content management -- web content management, document management, collaboration, digital asset management, and records management -- from one platform, enabling customers to fully utilize their content management investment across the organization. We believe our tightly integrated products allow companies to implement content management applications using fewer products and consulting services than other content management offerings, which can lead to a lower total cost of ownership. For example, while some content management providers have acquired products and companies to fulfill the functionality provided by Universal Content Management, integrating those disparate systems is often difficult and requires customers to spend more time and money on expensive consulting services to get the systems implemented.



     The Stellent system is also easy to use. Users can submit, or contribute, business content -- such as a word processing document, spreadsheet or CAD file -- to the Stellent system, and Stellent automatically converts the file to a format that can be viewed on a web site. This automatic conversion capability enables even non-technical users to publish information easily to a site, such as an employee portal or partner extranet, so that the information can be shared with other users.



     Our Universal Content Management software is comprised primarily of the Stellent Content Server and five key application modules, described below.



     The Stellent Content Server is a fully functional system providing management with a secure, personalized delivery of business information. It provides a set of services -- such as check-in/check-out, revision control and subscription services -- that help ensure users can access only the most current information. Content Server also provides security, workflow, searching, archiving and distribution of information to multiple Content Servers.



     On top of the Stellent Content Server, users can add the following five key content management application modules:



     - Web Content Manager: Enables organizations to create web content, and manage and publish web sites.



     - Document Manager: Provides web-based management, collaboration and access to business documents created in common office software applications.



     - Collaboration Manager: Enables creation of a project or team space for sharing documents, schedules and discussions among a team via the web.

     - Records Manager: Provides a web-based method for managing business records and creating rules regarding the disposition of that content, such as expiration, archiving and deletion.



     - Digital Asset Manager: Enables digital assets -- such as photos, graphics, audio clips and video clips -- to be searched, accessed, viewed, managed and distributed via the web.


CONTENT COMPONENTS SOFTWARE


     Stellent's Content Components software makes information created in more than 225 common office software applications more accessible to the business users that need it. Other technology companies embed this technology in their own products to enable their users to view and convert business information to formats viewable on handheld devices or in a web browser. Such information is often difficult to find and view without access to the software application that created it; with Stellent's Content Components software, users can locate and view this information, even if they don't have the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into Stellent's Universal Content Management software.



     These technologies support multiple operating systems and international environments, and enable access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.



SUPPLIERS



     We have no sole source or limited source suppliers that we depend upon materially for our products described above.



CONTRACTS



     The types of license contracts we enter into with our customers are typically perpetual arrangements for our direct customers or are term-based arrangements for our OEM customers. Virtually all of our customers initially purchase maintenance contracts, which entitle them to unspecified upgrades and product support. The primary reward or benefits to us of a perpetual licensing arrangement is the annual renewal of maintenance. The primary benefit of a term-based license is the ability to predict future license revenue streams from that customer. The primary risk associated with the perpetual licensing arrangement is the non-renewal of maintenance. The primary risk of a term-based license arrangement is the potential non-renewal of that arrangement. Many of our direct customers enter into services arrangements, which may include needs assessment, software integration, security analysis, application development and training. Application development generally is not critical to the functionality of the delivered software.


CONSULTING SERVICES

     Our consulting services group is focused on delivering value-based content management solutions to our customers. Our consulting services professionals employ a combination of business analysis, enterprise architecture, application analysis, installation, configuration, development and integration skills with experience-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer's organization. Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

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

ACQUISITIONS




     In April 2002, we acquired certain assets and assumed certain liabilities of Kinecta Corporation, a provider of software infrastructure for digital networks, for approximately $2.6 million in cash. We acquired the Kinecta asset primarily to obtain Kinecta's proprietary content distribution technology. We have incorporated Kinecta's technology into our core content management product line to maintain the competitive features of those products. For our fiscal year ended March 31,2003, the acquisition of certain assets and the assumption of certain liabilities of Kinecta resulted in revenues of approximately $0.6 million, cost of revenues of approximately $0.9 million, operating expenses of $0.7 million and acquisition costs of approximately $0.2 million. A significant portion of the operating expenses and all of the acquisition expenses are not anticipated to be recurring.



     In March 2003, we acquired certain assets of Active IQ Corporation, a provider of hosted solutions for the commercial real estate industry, for approximately $0.7 million in cash. We acquired the Active IQ assets to expand the market for our content management software products by expanding our access to a particular market segment; the real estate industry. For our fiscal year ended March 31, 2003, the acquisition of certain assets of Active IQ resulted in approximately $0.1 million in acquisition cost.

COMPETITION


     The market for content management and content component software is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We believe that our competitive advantages include superior technology and lower overall cost of ownership than our competitors. However, we expect competition to persist and intensify in the future. Our primary source of competition, across the range of our product and service offerings, is from Web content management or components products offered by companies such as Documentum, Inc., FileNET Corporation, Interwoven, Inc., Microsoft Corporation, Verity, Inc., and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally.



     Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. In particular, we believe that Documentum, Inc., FileNet Corporation and Interwoven, Inc. all have larger market positions than we do. Also, many current and potential competitors have greater name recognition and access to larger customer bases than we have. Such competitors may be able to undertake more extensive promotional activities and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.


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



     Beginning in April 2002 and continuing through April 2003, we have implemented several cost cutting measures, including a reduction in work force of approximately 30% since our December 2001 quarter. These restructuring measures were in response to the economic slowdown both in the United States and internationally and were in all functional areas and geographies. However, although we implemented the restructurings to reduce overall costs, we have recently been investing in certain areas in order to expand our customer base and grow our revenues. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth. A table summarizing our restructuring plans is shown below:



                                                           RESTRUCTURING CHARGES
                      -----------------------------------------------------------------------------------------------
                       FIRST QUARTER '03    SECOND QUARTER '03     THIRD QUARTER '03    FOURTH QUARTER '03
                      -------------------   -------------------   -------------------   -------------------
                       EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER
                      TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT
                       BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    TOTAL
                      -----------   -----   -----------   -----   -----------   -----   -----------   -----   -------
Balance at April 1,
  2002...............   $    --     $  --      $  --      $ --       $  --      $  --      $ --        $--    $    --
Expense..............     2,100       404         --        --          --         --        --         --      2,504
Payments.............    (1,488)     (316)        --        --          --         --        --         --     (1,804)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at June 30,
  2002...............       612        88         --        --          --         --        --         --        700
Expense..............        --        --        434       405          --         --        --         --        839
Payments.............      (612)      (88)      (230)      (40)         --         --        --         --       (970)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at September
  30, 2002...........        --        --        204       365          --         --        --         --        569
Expense..............        --        --         --        --         382        292        --         --        674
Payments.............        --        --        (36)      (24)       (312)      (256)       --         --       (628)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at December
  31, 2002...........        --        --        168       341          70         36        --         --        615
Expense..............        --        --         --        --          --         --       305         46        351
Payments.............        --        --       (114)      (37)        (37)       (36)      (65)        (3)      (292)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at March 31,
  2003...............   $    --     $  --      $  54      $304       $  33      $  --      $240        $43    $   674
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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES




     Total revenues increased by $2.8 million, or 20%, to $16.8 million for the three months ended March 31, 2003 from $14.0 million for the three months ended March 31, 2002. The increase in total revenues was attributable to an increase of approximately $3.2 million in Content Components revenues, an increase of approximately $0.6 million in post-contract customer support due to a larger installed base of products, offset by a decrease of approximately $1.0 million in Universal Content Management revenues. As we license our products, whether perpetual for our Universal Content Management software or term for our Content Components software, our installed base of products increases. Since the rate of annual renewal of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products as our customer base grows. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products since more of our customers continue to elect to have our consulting services employees perform the work versus having the customers' internal staff perform the work. We expect this trend to continue.



     Product Licenses. Revenues for product licenses increased by $1.7 million, or 20%, to $10.0 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. The increase in revenues was attributable to an increase of approximately $3.5 million in Content Components software revenues in the United States offset by a decrease of approximately $1.8 million in Universal Content Management license revenues. The increase in our Content Components software was due to the licensing of our technology to one particular current customer for new applications. The decrease in our Universal Content Management software licenses was due to less than expected demand and longer than expected sales cycles for those products. Due to varying revenue size of customer contracts and long lead times associated with many contracts, our revenue results in total and from individual product groups can vary between fiscal years or quarters. Licensing additional software to existing customers enhances our revenue predictability, which helps us to better manage our sales, marketing, and other operational functions.



     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $1.1 million, or 20%, to $6.8 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002, as follows (in thousands):



                                                           THREE MONTHS     THREE MONTHS
                                                              ENDED            ENDED
                                                          MARCH 31, 2003   MARCH 31, 2002
                                                          --------------   --------------
Consulting services and training........................  $2,590     38%   $2,109     37%
Post-contract support...................................   4,227     62     3,592     63
                                                          ------    ---    ------    ---
Total services revenues.................................  $6,817    100%   $5,701    100%
                                                          ======    ===    ======    ===



     The increase in revenues for services was attributable to an increase of approximately $0.6 in post-contract customer support due to a larger installed base of products from both our Universal Content Management software and Content Component software and an increase of approximately $0.5 million in consulting services dues to increased utilization of personnel as a result of a larger installed base of products. Our consulting services revenue is derived almost exclusively from our Universal Content Management software, as our Content Component software is licensed to other companies that embed our technology in their products and require very limited or no consulting services work.



COST OF REVENUES AND GROSS PROFIT



     Total cost of revenues increased by $0.1 million, or 1.5%, to $5.2 million for the three months ended March 31, 2003 from $5.1 million for the three months ended March 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the three months ended March 31, 2003 compared to 37% for the three months ended March 31, 2002. Gross profit increased by $2.7 million, or 31%, to $11.6 million for the three months ended March 31, 2003 from $8.9 million for the three months ended March 31, 2002. Total gross profit as a percentage of total revenues was 69% for the three months ended March 31, 2003 compared to 63% for the three months ended March 31, 2002. The increase in gross profit dollars and percentage was primarily due to increased revenues from our Content Component software product licenses and post-contract customer support from both our Universal Content Management and Content Component software.



     Product Licenses. Cost of revenues for product licenses decreased by $0.1 million, or 4%, to $1.4 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002. Gross profit as a percentage of revenues for product licenses was 85% for the three months ended March 31, 2003 compared to 82% for the three months ended March 31, 2002. The increase in gross profit percentage was due to increased revenues of Content Components software in the quarter ended March 31, 2003 versus the quarter ended March 31, 2002. Our Content Components software typically has a lower cost of revenues than our Universal Content Management software.



     Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.2 million for the three months ended March 31, 2003 to $0.5 million from $0.3 million for the three months ended March 31, 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002.

     Services. Cost of revenues, consisting of personnel for consulting services, training and post-contract customer support, decreased by $0.1 million, or 3%, to $3.3 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002, as follows (in thousands).



                                                           THREE MONTHS     THREE MONTHS
                                                              ENDED            ENDED
                                                          MARCH 31, 2003   MARCH 31, 2002
                                                          --------------   --------------
Consulting services and training........................  $  914     28%   $  940     28%
Post-contract support...................................   2,352     72     2,418     72
                                                          ------    ---    ------    ---
Total services cost of revenues.........................  $3,266    100%   $3,358    100%
                                                          ======    ===    ======    ===



     The increase in the gross profit dollars of approximately $1.2 million was primarily due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software and better utilization of consulting services personnel related to our Universal Content Management software.



OPERATING EXPENSES



     Sales and Marketing. Sales and marketing expenses decreased by $2.2 million, or 20%, to $8.8 million for the three months ended March 31, 2003 from $11.0 million for the three months ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 52% for the three months ended March 31, 2003 compared to 78% for the three months ended March 31, 2002. The decrease in sales and marketing expense was due to decreased staffing and related costs as a result of the restructurings undertaken during the year of approximately $1.2 million and decreased marketing communication expenses for name and brand awareness, advertising, trade shows and other costs of approximately $1.0 million. We decreased our marketing communication expenses to better align our operations with our revenue base.



     General and Administrative. General and administrative expenses decreased by $1.0 million, or 23% to $3.4 million for the three months ended March 31, 2003 from $4.4 million for the three months ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 20% for the three months ended March 31, 2003 compared to 31% for the three months ended March 31, 2002. General and administrative expenses decreased due to decreased staffing and related costs as a result of the restructurings undertaken during fiscal year 2003 of approximately $0.8 million and a decrease of approximately $0.2 million in bad debt expense.



     Research and Development. Research and development expenses decreased by $1.4 million, or 31%, to $3.2 million for the three months ended March 31, 2003 from $4.6 million for the three months ended March 31, 2002. Research and development expenses as a percentage of total revenues were 19% for the three months ended March 31, 2003 compared to 33% for the three months ended March 31, 2002. The decrease in research and development expenses was due to decreased staffing related to the restructurings undertaken by the company. The downsizing is not anticipated to affect any of our new products currently in development or new version releases of our current products, but may delay or prevent progress on potential products not yet in development, particularly with our Content Component products.



     Acquisition and Related Costs. For the three months ended March 31, 2003, acquisition and related costs represent charges associated with the payment of employee costs which resulted from the acquisition of certain assets of Active IQ Corporation in March 2003. For the three months ended March 31, 2002, acquisition and related costs represent costs associated with developing the Japanese market through a potential acquisition.



     Amortization of Intangibles. Approximately $40.8 million of the $55.3 million purchase price of CCD was allocated to excess cost over fair value of net assets acquired, core technology, customer base, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three years. Approximately $5.1 million of the $5.6 million purchase price of RESoft was allocated to certain intangible assets, such as trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.7 million for the three month period ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. The decrease in amortization expense was due to the adoption of SFAS 142 in April 2002, which ended amortization of goodwill.



     Restructuring Charges. In the quarter ended March 31, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $0.4 million, compared to no restructuring charges in the quarter ended March 31, 2002. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of several employees. The effect on expenses and cash flows over the next several quarters associated with the termination of these employees is expected to be a reduction of expenses and increase in cash flow of approximately $0.1 million per quarter. These cost reduction measures were taken to better align our business with our current revenue base and what we believe will be continued slow spending by companies in the high tech sector over the next year. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in new product development, which may eliminate or exceed these cost savings.



OTHER INCOME (EXPENSE)



     Interest income. Interest income was $0.3 million for the three months ended March 31, 2003 compared to $0.8 million for the three months ended March 31, 2002. Interest income is primarily related to marketable securities purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was due to decreases in the interest rates earned by invested funds, which have declined over 50%, and a 13% reduction in the amount of invested funds due to use of cash in acquisitions and in operations.



     Investment impairment. During the three months ended March 31, 2003, after purchasing certain assets of Active IQ and reviewing its public disclosure, which stated it was selling the remaining operating assets of the company to another party, we determined that a permanent decline in value had occurred and recorded a write-down of approximately $1.1 million. During the three months ended March 31, 2002, we determined that a permanent decline in the value of certain of its investments in other companies, had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $3.5 million for the three months ended March 31, 2002.



RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002



REVENUES



     Total revenues decreased by $22.9 million, or 26%, to $65.4 million for the year ended March 31, 2003 from $88.3 million for the year ended March 31, 2002. The decrease in revenues was due to a $26.5 million decrease in our product license revenues as a result of the worldwide economic slowdown, which has resulted in a reduction in overall customer spending in information technology initiatives, partially offset by a $3.7 million increase in revenues for services due to a larger base of installed products. As we license our products, whether perpetual for our Universal Content Management software or term for our Content Components software, our installed base of products increases. Since the rate of annual renewal of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect this trend to continue.



     Product Licenses. Revenues for product licenses decreased by $26.5 million, or 40%, to $40.4 million for the year ended March 31, 2003 from $66.9 million for the year ended March 31, 2002. The decrease in revenues was attributable to a decrease of approximately $20.5 million in Universal Content Management and $6.5 million in Content Components software revenues in the United States partially offset by a $0.5 million increase in software revenues internationally.



     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $3.7 million, or 17%, to $25.1 million for the year ended March 31, 2003 from $21.4 million for the year ended March 31, 2002, as follows (in thousands):



                                                          YEAR ENDED        YEAR ENDED
                                                        MARCH 31, 2003    MARCH 31, 2002
                                                        ---------------   ---------------
Consulting services and training......................  $ 7,772     31%   $ 9,644     45%
Post-contract support.................................   17,298     69     11,788     55
                                                        -------    ---    -------    ---
Total services revenues...............................  $25,070    100%   $21,432    100%
                                                        =======    ===    =======    ===



     The increase in revenues for services was attributable to an increase in post-contract customer support of approximately $5.5 million due to a larger installed base of Universal Content Management and Content Component products and partially offset by a decrease in Universal Content Management consulting services of approximately $1.9 million due to a decrease in product license revenue, which led to a decreased need for implementation services. Our consulting services revenue is derived almost exclusively from our Universal Content Management software, as our Content Component software is licensed to other companies that embed our technology in their products and require very limited to no consulting services work.



COST OF REVENUES AND GROSS PROFIT



     Total cost of revenues increased by $1.1 million, or 6%, to $20.5 million for the year ended March 31, 2003 from $19.4 million for the year ended March 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the year ended March 31, 2003 compared to 22% for the year ended March 31, 2002. Gross profit decreased by $24.1 million, or 35%, to $44.9 million for the year ended March 31, 2003 from $69.0 million for the year ended March 31, 2002. Total gross profit as a percentage of total revenues was 69% for the year ended March 31, 2003 compared to 78% for the year ended March 31, 2002. The decrease in gross profit dollars and percentage was attributable to the decrease in product license revenues described above. The increase in cost of revenues was due to increased amortization of prepaid royalties and capitalized software.



     Product Licenses. Cost of revenues for product licenses increased by $1.5 million or 29%, to $6.5 million for the year ended March 31, 2003 from $5.0 million for the year ended March 31, 2002. Gross profit as a percentage of revenues for product licenses was 84% for the years ended March 31, 2003 and 93% for the year ended March 31, 2002. The increase in cost of revenues was attributable to the increased amortization of prepaid royalties of approximately $1.1 million and the increased amortization of capitalized software developed for us by a third party or purchased from a third party of approximately $0.4 million. As new versions of our Universal Content Management software continue to be released, we have elected to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality we believe is necessary to be competitive. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $3.1 million for the year ended March 31, 2003 versus approximately $2.0 million for the year ended March 31, 2002.



     Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.9 million for the year ended March 31, 2003 to $1.9 million from $1.0 million for the year ended March 31, 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization over a three year period of $2.7 million of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002. We acquired Kinecta for its proprietary content distribution technology and have incorporated the technology into our Universal Content Management products in order to maintain competitive functionality.

     Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, decreased by $1.3 million, or 9%, to $12.1 million for the year ended March 31, 2003 from $13.4 million for the year ended March 31, 2002, as follows (in thousands):



                                                          YEAR ENDED        YEAR ENDED
                                                        MARCH 31, 2003    MARCH 31, 2002
                                                        ---------------   ---------------
Consulting services and training......................  $ 8,381     69%   $10,044     75%
Post-contract support.................................    3,765     31      3,348     25
                                                        -------    ---    -------    ---
Total services cost of revenues.......................  $12,146    100%   $13,392    100%
                                                        =======    ===    =======    ===



     The increase in the gross profit dollars of approximately $4.9 million was primarily due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software and better utilization of consulting services personnel related to our Universal Content Management software.



OPERATING EXPENSES



     Sales and Marketing. Sales and marketing expenses decreased by $8.4 million, or 18%, to $38.3 million for the year ended March 31, 2003 from $46.7 million for the year ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 59% for the year ended March 31, 2003 compared to 53% for the year ended March 31, 2002. Approximately $6.4 million of the decrease in sales and marketing expense was due to decreased staffing and related costs attributable to the restructurings of our company during the year ended March 31, 2003, reduced commission expense of approximately $1.5 million as a result of decreased sales and decreased travel expense of approximately $0.5 million. Sales and marketing expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as described above. We reduced sales and marketing expenses in connection with management's plan to reduce costs and improve operating efficiencies to better align our operations with our revenue base.



     General and Administrative. General and administrative expenses decreased by $0.6 million, or 5%, to $11.3 million for the year ended March 31, 2003 from $11.9 million for the year ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 17% for the year ended March 31, 2003 and 13% for the year ended March 31, 2002. General and administrative expense dollars decreased due to decreased personnel expenses associated with fewer personnel as a result of the restructurings of approximately $1.6 million, partially offset by an increase in the bad debt expense of approximately $1.0 million. The increase in bad debt was caused by certain of our customers becoming unable to pay their debts due to the downturn in their business, or discontinuation of their business caused by the downturn in the economy and the reduction in spending for high technology products.



     Research and Development. Research and development expenses decreased by $1.8 million, or 10%, to $15.8 million for the year ended March 31, 2003 from $17.6 million for the year ended March 31, 2002. Research and development expenses as a percentage of total revenues were 24% for the year ended March 31, 2003 and 20% for the year ended March 31, 2002. The decrease in research and development expense dollars was due to decreased staffing and related costs as a result of the restructurings. We reduced research and development expenses in connection with management's plan to reduce costs and improve operating efficiencies to better align our operations with our revenue base. The downsizing is not anticipated to affect any of our new products currently in development or new version releases of our current products, but may delay or prevent progress on potential products not yet in development, particularly with our Content Component products.



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



     Amortization of Acquired Intangible Assets and Other. Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, our acquisition of RESoft in July 2001, and our acquisition of Kinecta in April 2002. Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS 142. As a result, amortization expense decreased $6.3 million for the year ended March 31, 2003 as compared to fiscal year 2002. We believe the technology that was acquired in these acquisitions is necessary functionality to be competitive.



     Restructuring Charges. For the fiscal year ended March 31, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of approximately $4.4 million, compared to no restructuring charges in the fiscal year ended March 31, 2002. These restructuring expenses were taken in the June 30, 2002 quarter of $2.5 million, the September 30, 2002 quarter of $0.8 million, the December 31, 2002 quarter of $0.7 million and the March 31, 2003 quarter of $0.4 million. We assessed many factors in making our decisions on a quarterly basis, with a significant issue being the continued sluggishness or decline in the market for information technology in the United States and in Europe. These restructuring charges were comprised primarily of severance pay and benefits related to the involuntary termination of employees of approximately $3.2 million and the closing of facilities and other exit costs of approximately $1.2 The effect on expenses and cash flows over the next year associated with the termination of these employees is expected to be a decrease in expenses and increase in cash flow of approximately $13.4 million. The effect on expenses over the next year associated with the closing of the facilities and other exit costs is expected to be a decrease of approximately $0.2 million, but is expected to have an immaterial effect on cash flows. The combined expense decrease of approximately $13.6 million is anticipated to be in the areas of cost of revenues for services of $1.6 million, selling and marketing of $5.0 million, research and development of $4.1 million and general and administrative of $2.9 million. These cost reduction measures were taken to better align our business with our current revenue base and what we believe will be continued slow spending by companies in the high tech sector over the next year. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.



OTHER INCOME (EXPENSE)



     Interest income. Interest income was $2.0 million for the year ended March 31, 2003 compared to $3.8 million for the year ended March 31, 2002. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.



     Investment impairment. During the year ended March 31, 2003, our investment impairment was approximately $1.7 million. In the March 31, 2003 quarter, after purchasing certain assets of Active IQ and reviewing its public disclosures, which stated it was selling the remaining operating assets of the company to another party. We determined that a permanent decline in value had occurred and recorded a write-down of approximately $1.1 million. During the first nine months in the year ended March 31, 2003, we determined that a permanent decline in the value of certain of its investments in other companies had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $0.6 million for the year ended March 31, 2003. During the year ended March 31, 2002, we determined that a permanent decline in the value of certain of its investments in other companies had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $5.7 million for the year ended March 31, 2002.



RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2001



REVENUES



     Total revenues increased by $21.6 million, or 32%, to $88.3 million for the year ended March 31, 2002 from $66.7 million for the year ended March 31, 2001. The increase in revenues was attributable to the growth in our Universal Content Management customer base and increased sales to existing customers of approximately $8.8 million, an increase of approximately $7.8 million in sales of our products and services in Europe and an increase of approximately $5.0 million in sales of our Content Component products. As we license our products, whether perpetual for our Universal Content Management software or term for our Content Components software, our installed base of products increases. Since the rate of annual renewal of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products since more of our customers continue to elect to have our consulting services employees perform the work versus having the customers' internal staff perform the work. We expect this trend to continue.



     Product Licenses. Revenues for product licenses increased by $13.0 million, or 24%, to $66.9 million for the year ended March 31, 2002 from $53.9 million for the year ended March 31, 2001. The increase in revenues was attributable to an increase of approximately $6.1 million in sales of our products and services in Europe, the growth in our Universal Content Management customer base and increased sales to existing customers of approximately $4.2 million and an increase of approximately $2.7 million in sales of our Content Component products.



     Services. Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $8.6 million, or 67%, to $21.4 million for the year ended March 31, 2002 from $12.9 million for the year ended March 31, 2001, as follows (in thousands).



                                                          YEAR ENDED        YEAR ENDED
                                                        MARCH 31, 2002    MARCH 31, 2001
                                                        ---------------   ---------------
Consulting services and training......................  $ 9,644     45%   $ 6,398     50%
Post-contract support.................................   11,788     55      6,470     50
                                                        -------    ---    -------    ---
Total services revenues...............................  $21,432    100%   $12,868    100%
                                                        =======    ===    =======    ===



     The increase in revenues for services was primarily attributable to an increase in post-contract customer support of approximately $5.3 million due to a larger installed base of products and an increase in consulting services of approximately $3.4 million due to an increase in product license revenues, which lead to an increased need for services. Our consulting services revenue is derived almost exclusively from our Universal Content Management software, as our Content Component software is licensed to other companies that embed our technology in their products and require very limited or no consulting services work.



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



     Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.3 million for the year ended March 31, 2002 to $1.0 million from $0.7 million for the year ended March 31, 2001. The increase in cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of the assets of RESoft in July 2001.



     Services. Cost of revenues, consisting of personnel for consulting services, training and post-contract customer support, increased by $6.2 million, or 86%, to $13.4 million for the year ended March 31, 2002 from $7.2 million for the year ended March 31, 2001, as follows (in thousands):



                                                                YEAR ENDED        YEAR ENDED
                                                              MARCH 31, 2002    MARCH 31, 2001
                                                              ---------------   --------------
Consulting services and training............................  $10,044     75%   $5,249     73%
Post-contract support.......................................    3,348     25     1,941     27
                                                              -------    ---    ------    ---
Total services cost of revenues.............................  $13,392    100%   $7,190    100%
                                                              =======    ===    ======    ===



     The increase in the gross profit dollars of approximately $2.5 million was due to the increase in gross profit dollars of approximately $3.9 million from post-contract customer support offset by a decrease in gross profit dollars of approximately $1.4 million from consulting services. The decrease in the gross profit from consulting services was primarily due to increased employee headcount and other staffing costs associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees in the quarters ended September 30, 2001 and December 31, 2001.



OPERATING EXPENSES



     Sales and Marketing. Sales and marketing expenses increased by $17.2 million, or 58%, to $46.7 million for the year ended March 31, 2002 from $29.5 million for the year ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 53% for the year ended March 31, 2002 compared to 44% for the year ended March 31, 2001. Sales and marketing expenses increased as a result of increased headcount and increased spending on marketing communications and programs which management intended to better align business operations with expected revenues. Sales and marketing expenses increased as a percentage of total revenues due to the decrease in fourth quarter fiscal year 2002 revenues.



     General and Administrative. General and administrative expenses increased by $2.9 million, or 32%, to $11.9 million for the year ended March 31, 2002 from $9.0 million for the year ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 13% for the years ended March 31, 2002 and 2001. General and administrative expense dollars increased due to increased personnel expenses of approximately $2.4 million, increased professional services of approximately $0.3 million and an increase of approximately $0.2 million in the bad debt expense. We increased our general and administrative expenses to better align our operations with our revenue base. The increase in personnel costs was caused primarily by the addition of more personnel from the acquisition of CCD in July 2000, expansion of European operations and the addition of a president and chief operating officer and other senior staff at our headquarters.



     Research and Development. Research and development expenses increased by $7.8 million, or 80% to $17.6 million for the year ended March 31, 2002 from $9.8 million for the year ended March 31, 2001. Research and development expenses as a percentage of total revenues were 20% for the year ended March 31,

2002 and 15% for the year ended March 31, 2001. The increase in research and development expenses was due to increased staffing and related costs of $6.3 million and purchased services of $0.7 million. We increased our research and development expenses to better align our operations with our revenue base. The increase in personnel costs was caused primarily by the addition of more personnel from the acquisition of CCD in July 2000. Most of the personnel acquired in the acquisition of CCD were associated with research and development. The services that were purchased were certain translation and development services for our Universal Content Management software.



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



     Investment impairment. During the year ended March 31, 2002, the Company determined that a permanent decline in the value of certain of its investments in other companies had occurred. The Company made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, the Company recorded a write-down on the investments in these companies of approximately $5.7 million for the year ended March 31, 2002.

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

     (c) Exhibits:

     The following exhibits are filed as part of this Annual Report on Form 10-K for the year ended March 31, 2003.

                                    EXHIBITS

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
 3.1   Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1
       Incorporation                                of the Registrant's Form 8-K dated August
                                                    29, 2001.
 3.2   Bylaws                                       Incorporated by reference to Exhibit 4.2
                                                    of the Registrant's Registration
                                                    Statement on Form S-8, File No.
                                                    333-75828.
 4.1   Share Rights Agreement between the           Incorporated by reference to Exhibit 99.1
       Registrant and Wells Fargo Bank              of the Registrant's Registration
       Minnesota, N.A., as Rights Agent, dated      Statement on Form 8-A12G, File No.
       as of May 29, 2002                           000-19817, filed June 3, 2002.
 4.7   Warrant to purchase 225,000 shares of        Incorporated by reference to Exhibit 4.7
       common stock to Merrill, Lynch, Pierce,      of the Registrant's form 10-K for the
       Fenner & Smith dated February 22, 2000       fiscal year ended March 31, 2001.
10.1   Stellent, Inc. 1994-1997 Stock Option and    Incorporated by reference to Exhibit A of
       Compensation Plan*                           the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    28, 1998

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.2   InfoAccess, Inc. 1990 Stock Option Plan      Incorporated by reference to Exhibit 99.1
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.3   InfoAccess, Inc. 1995 Stock Option Plan      Incorporated by reference to Exhibit 99.2
       as amended September 29, 1999                of the Registrant's Registration
                                                    Statement on Form S-8, File No. 333-90843
10.5   Stellent, Inc. 1999 Employee Stock Option    Incorporated by reference to Exhibit
       and Compensation Plan                        10.31 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 1999
10.6   Stellent, Inc. 2000 Stock Incentive Plan*    Incorporated by reference to Exhibit B to
                                                    the Registrant's Definitive Proxy
                                                    statement on Schedule 14A, filed with the
                                                    Securities and Exchange Commission on
                                                    July 25, 2000
10.7   Stellent, Inc. amended and restated 2000     Incorporated by reference to Exhibit
       Employee Stock Incentive Plan*               10.34 of the Registrant's Form 10-Q for
                                                    the three months ended September 30, 2001
10.8   Stellent, Inc. Amended and Restated 1997     Incorporated by reference to Exhibit B of
       Directors Stock Option Plan*                 the Registrant's Definitive Proxy
                                                    Statement Schedule 14A, filed with the
                                                    Securities and Exchange Commission July
                                                    26, 2002
10.9   Stellent, Inc. Employee Stock Purchase       Incorporated by reference to Exhibit A of
       Plan                                         the Registrant's Definitive Proxy
                                                    Statement filed with the Securities and
                                                    Exchange Commission July 29, 1999
10.37  Employment Agreement Dated April 1, 2001,    Incorporated by reference to Exhibit
       by and between the Registrant and Gregg      10.37 of the Registrant's Form 10-Q for
       A. Waldon*                                   the quarter ended June 30, 2001.
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan *                                       the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.43 of the Registrant's Form 10-K for
       Registrant and Gregg Waldon*                 the fiscal year ended March 31, 2002.
10.44  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.44 of the Registrant's Form 10-K for
       Registrant and Dan Ryan*                     the fiscal year ended March 31, 2002.
10.45  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.45 of the Registrant's Form 10-K for
       Registrant and Mitch Berg*                   the fiscal year ended March 31, 2002.
10.46  French Annex to the Stellent, Inc. 2000      Incorporated by reference to Exhibit
       Stock Incentive Plan                         10.46 of the Registrant's Form 10-K for
                                                    the fiscal year ended March 31, 2002.

FILE                  DESCRIPTION                                   REFERENCE
----                  -----------                                   ---------
10.47  Transition Agreement Dated March 31, 2003    Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Previously Filed
23     Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Previously Filed
31.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 302 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
32.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 906 of the Sarbanes-Oxley Act of
       2002.
32.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.


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

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 28, 2003

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized, on April 21, 2004.


                                          STELLENT, INC.



                                          By:      /s/ ROBERT F. OLSON

                                            ------------------------------------

                                             Robert F. Olson , Chief Executive
                                                    Officer and President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 21, 2004.



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

                                                     Robert F. Olson,
                                                  Chairman of the Board,
                                          Chief Executive Officer and President
                                              (Principal Executive Officer)



                                                  /s/ GREGG A. WALDON

                                          --------------------------------------

                                                     Gregg A. Waldon,
                                                 Chief Financial Officer,
                                                   Secretary, Treasurer
                                               (Principal Financial Officer
                                            and Principal Accounting Officer)



                                                             *

                                          --------------------------------------

                                                Kenneth H. Holec, Director



                                                             *

                                          --------------------------------------

                                                Philip E. Soran, Director



                                                             *

                                          --------------------------------------

                                               Raymond A. Tucker, Director



                                                             *

                                          --------------------------------------

                                               Steven C. Waldron, Director

---------------


* Gregg A. Waldon, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and directors of the registrant pursuant to powers of attorney duly executed by such persons.





  By         /s/ GREGG A. WALDON
        ------------------------------
               Gregg A. Waldon
               Attorney-in-Fact

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


     The contractual maturities of the marketable securities held at March 31, 2003 are $28,497 in fiscal 2004 and $15,233 in fiscal 2005. At March 31, 2003, short and long-term marketable securities consisted of the following (in thousands):



Short-term:
  U.S. Government debt securities...........................  $ 5,402
  Corporate debt securities.................................   23,095
                                                              -------
                                                              $28,497
                                                              =======
Long-term:
  U.S. Government debt securities...........................  $13,232
  Corporate debt securities.................................    2,001
                                                              -------
                                                              $15,233
                                                              =======


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


     Investments in other companies also include investments in several start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2002 and 2003, the Company determined, based on its review of the financial statements of such other companies, discussions of business plans and forecasts with other companies' executives and judgments and assumptions about the respective

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


other companies' industry, as well as the U.S. and world economies in general, that a permanent decline in value of certain investments had occurred and recorded a $5,626 and $650 write-down on the investments in and advances to these entities.



     Accounts Receivable: Accounts receivable are presented net of allowances of $1,337 and $1,400 as of March 31, 2002 and 2003, respectively. The Company's accounts receivable balances are due from companies across a broad range of industries -- Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determined its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.


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

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Goodwill and intangible assets consist of the following at:


                                                                  MARCH 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Goodwill, gross.............................................  $20,676   $20,676
Re-characterization of acquired workforce, from goodwill....       --     3,000
                                                              -------   -------
Adjusted goodwill...........................................   20,676    23,676
Accumulated amortization, including re-characterization of
  acquired workforce........................................   (9,223)  (10,973)
                                                              -------   -------
Goodwill, net...............................................  $11,453   $12,703
                                                              =======   =======



                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2003
                                                              --------   --------
Other acquired intangible assets, gross.....................  $ 26,085   $ 29,465
Re-characterization of acquired workforce, to goodwill......        --     (3,000)
                                                              --------   --------
Adjusted other acquired intangible assets...................    26,085     26,465
Accumulated amortization, including re-characterization of
  acquired workforce........................................   (14,850)   (21,628)
                                                              --------   --------
Other acquired intangible assets, net.......................  $ 11,235   $  4,837
                                                              ========   ========



     Other acquired intangible assets by major intangible asset class at March 31, 2003 were as follows (in thousands):



                                                        AMORTIZATION
                                             ACQUIRED      PERIOD
                                              VALUE       (YEARS)
                                             --------   ------------
Core technology............................  $13,200           3
Customer base..............................    3,840           3
Capitalized software.......................    6,310           3
Trademarks.................................    1,715           3
Other intangible assets....................    1,400           4
                                             -------        ----
                                             $26,465        3.05       Weighted average years
                                             =======



     The acquired other intangibles have no significant residual values. There are no other intangible assets, which are not subject to amortization.

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


     Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class (in thousands):



                                                                 AS OF MARCH 31, 2003
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
Core technology............................................     $13,200         $12,100
Customer base..............................................       3,840           3,406
Capitalized software.......................................       6,310           3,590
Trademarks.................................................       1,715           1,568
Other intangible assets....................................       1,400             964
                                                                -------         -------
                                                                $26,465         $21,628
                                                                =======         =======



                                                                 AS OF MARCH 31, 2002
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
Core technology............................................     $13,200         $ 7,700
Customer base..............................................       3,840           2,126
Capitalized software.......................................       2,930           1,665
Trademarks.................................................       1,715             996
Acquired workforce.........................................       3,000           1,750
Other intangible assets....................................       1,400             613
                                                                -------         -------
                                                                $26,085         $14,850



     Amortization expense for the years ended March 31, 2001, 2002, and 2003 related to the acquired other intangibles assets was $5,877, $7,538, and $8,527, respectively.


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

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Restructuring Charges: In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date a company commits to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003 and has accounted for the restructuring charge initiated during the fourth quarter of the year ended March 31, 2003 under SFAS 146.

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


     During fiscal 2002 and 2003, the Company capitalized $2,000 and $354 in software development costs. Prior to fiscal 2002, software development costs have been immaterial. Developed capitalized software amortization is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products. Accumulated amortization was $328 and $1,088 at March 31, 2002 and 2003. Amortization expense of developed capitalized software is included in Cost of Revenues -- Product Licenses. The capitalized software primarily relates to software purchased from a third

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

party or developed for the Company by a third party. The gross amount and the description of the capitalized software is broken down into four main projects, as follows:

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

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The Company has stock option plans for employees and a separate stock option plan for directors, as described more fully in Note 5. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the years presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following fiscal years:

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
                                                     ========    ========    ========

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

2. BUSINESS COMBINATIONS

     On July 10, 2000, the Company acquired the Information Exchange Division ("IED" now referred to as "CCD") of eBT International, Inc. (formerly Inso Corporation ("Inso")). CCD is a producer of software products used in mobile and viewing technologies, applications and Web file conversions. The total cost of the acquisition, including transaction costs, was approximately $55,270. The transaction was accounted for under

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the purchase method of accounting and, accordingly, the acquired net assets were recorded at their estimated fair values at the date of acquisition. The following table presents the allocation of the purchase price:

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


     In February 2000, the Company issued a warrant with a five-year term in exchange for various product related marketing services. The warrant entitles the holder to purchase 150 shares of the Company's common stock at an exercise price of $35.89 per share. The value of the marketing services received was $460. During fiscal 2001, the Company issued 75 additional warrants for product related marketing services at an average exercise price of $42.78 per share. These services were valued at $248.


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

                                 STELLENT, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan*                                        the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.43 of the Registrant's Form 10-K for
       Registrant and Gregg Waldon*                 the fiscal year ended March 31, 2002.
10.44  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.44 of the Registrant's Form 10-K for
       Registrant and Dan Ryan*                     the fiscal year ended March 31, 2002.
10.45  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.45 of the Registrant's Form 10-K for
       Registrant and Mitch Berg*                   the fiscal year ended March 31, 2002.
10.46  French Annex to the Stellent, Inc. 2000      Incorporated by reference to Exhibit
       Stock Incentive Plan                         10.46 of the Registrant's Form 10-K for
                                                    the fiscal year ended March 31, 2002.
10.47  Transition Agreement Dated March 31, 2003    Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Previously Filed
23     Consent of Grant Thornton LLP                Electronic transmission
24     Power of Attorney                            Previously Filed
31.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 302 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
32.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 906 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.


---------------
* Management contract, compensation plan or arrangement.