Form 10-Q/A
period 2003-06-30
STELLENT INC
filed 2004-04-21
CIK 867347

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A



                               (Amendment No. 1)



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

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX


         PART I. FINANCIAL INFORMATION                                                                             PAGE
                                                                                                                   ----

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............4

         PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.................................................................15


         SIGNATURES................................................................................................17

PART I.  FINANCIAL INFORMATION

                                EXPLANATORY NOTE



In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Stellent, Inc. (the "Company") for the fiscal period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, and presents the relevant text of the items amended. The sole purpose of this amendment is to omit non-GAAP financial measures previously included in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-Q. The amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.


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

PART II. OTHER INFORMATION





ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.

FILE     DESCRIPTION                                 REFERENCE
----     -----------                                 ---------
10.49     Employment Agreement Dated April 1,        Previously filed
          2003 by and between the Registrant
          and Robert F. Olson.

10.50     Employment Agreement Dated April 1,        Previously filed
          2003 by and between the Registrant
          and Daniel P. Ryan.

10.51     Employment Agreement Dated April 1,        Previously filed
          2003 by and between the Registrant
          and Gregg A. Waldon.

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

99        Trading Plan of Robert F. Olson            Previously filed
          pursuant to Rule 10b5-1(c) of the
          Securities Exchange Act of 1934.


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

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Stellent, Inc.
                                    -------------------------
                                    (Registrant)



Date:  April 21, 2004               By:  /s/ Robert F. Olson
                                    --------------------------------------------
                                    Robert F. Olson,
                                    Chairman of the Board, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)




Date:  April 21, 2004               By:  /s/ Gregg A. Waldon
                                    --------------------------------------------
                                    Gregg A. Waldon
                                    Executive Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

FILE      DESCRIPTION                                 REFERENCE
----      -----------                                 ---------
10.49     Employment Agreement Dated April 1,         Previously filed
          2003 by and between the Registrant
          and Robert F. Olson.

10.50     Employment Agreement Dated April 1,         Previously filed
          2003 by and between the Registrant
          and Daniel P. Ryan.

10.51     Employment Agreement Dated April 1,         Previously filed
          2003 by and between the Registrant
          and Gregg A. Waldon.

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

99        Trading Plan of Robert F. Olson             Previously filed
          pursuant to Rule 10b5-1(c) of the
          Securities Exchange Act of 1934.