Form 10-Q/A
period 2003-09-30
STELLENT INC
filed 2004-04-21
CIK 867347

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

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX



                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations................................   3



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................................  17

SIGNATURES...............................................................................  19

                                EXPLANATORY NOTE



         In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Stellent, Inc. (the "Company") for the fiscal period ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003, and presents the relevant text of the items amended. The sole purpose of this amendment is to omit non-GAAP financial measures previously included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Form 10-Q. The amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.


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





PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this report.


FILE                DESCRIPTION                            REFERENCE
----                -----------                            ---------
10.52    Employment Agreement Dated April 1,        Previously Filed
         2003 by and between the Registrant
         and Frank A. Radichel

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

(b) Reports on Form 8-K.

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


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



Date: April 21, 2004        By: /s/ Gregg A. Waldon
                            --------------------------------------------
                            Gregg A. Waldon
                            Executive Vice President, Chief Financial
                              Officer, Secretary and Treasurer
                            (Principal Financial and Accounting Officer)

FILE                  DESCRIPTION                           REFERENCE
----                  -----------                           ---------
10.52    Employment Agreement Dated April 1,         Previously Filed
         2003 by and between the Registrant
         and Frank A. Radichel

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