Form 10-Q/A
period 2003-12-31
STELLENT INC
filed 2004-04-21
CIK 867347

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

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       _______________ TO _______________

                         COMMISSION FILE NUMBER 0-19817.

                                 STELLENT, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MINNESOTA                                              41-1652566
-------------------------------                             --------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

7777 GOLDEN TRIANGLE DRIVE, EDEN PRAIRIE, MINNESOTA              55344-3736
--------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (952) 903-2000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

            ---------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 22,196,514 shares as of January 22, 2004.

                                 STELLENT, INC.

                                    FORM 10-Q
                                      INDEX

                                                                                                             PAGE
                                                                                                            -------
PART I. FINANCIAL INFORMATION
      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           3
PART II. OTHER INFORMATION
      Item 6.    Exhibits and Reports on Form 8-K                                                               20
SIGNATURES                                                                                                      22

                                EXPLANATORY NOTE

         In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Stellent, Inc. (the "Company") for the fiscal period ended December 31, 2003, filed with the Securities and Exchange Commission on January 30, 2004, and presents the relevant text of the items amended. These amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.


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

Persuasive Evidence of an Arrangement Exists - We determine that persuasive evidence of an arrangement exists with respect to a customer under, i) a signature license agreement, which is signed by both the customer and us, or,
ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. We do not offer product return rights to end users or resellers.

Delivery has Occurred - Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The Fee is Fixed or Determinable - If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported - We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer's financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

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

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

         Total revenues increased by $3.2 million, or 20%, to $19.2 million for the three months ended December 31, 2003 from $16.0 million for the three months ended December 31, 2002. The increase in revenues was attributable to increased consulting services and post-contract customer support revenue.

         Product Licenses. Revenues for product licenses increased by $0.5 million, or 5%, to $10.2 million for the three months ended December 31, 2003 from $9.7 million for the three months ended December 31, 2002. The increase in revenues for product licenses was attributable to increased revenue from our Content Components Division (CCD), which was due to an increase in demand by software vendors caused by improving market conditions.

         Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $2.7 million, or 42%, to $9.0 million for the three months ended December 31, 2003 from $6.3 million for the three months ended December 31, 2002, as follows (in thousands):


                                            THREE MONTHS ENDED               THREE MONTHS ENDED
                                            DECEMBER 31, 2003                DECEMBER 31, 2002
                                       ---------------------------      ---------------------------
Consulting services and training       $     4,062              45%     $     2,347              37%
Post-contract support                        4,981              55            4,011              63
                                       -----------     -----------      -----------     -----------
Total services revenues                $     9,043             100%     $     6,358             100%
                                       ===========     ===========      ===========     ===========

         The $1.7 million increase in revenues for services was due to an increase in consulting services revenues as our customers' software implementations have become larger and more numerous, and $1.0 million of the increase was due to an increase in post-contract customer support revenue which is primarily attributable to a larger installed base of products.

COST OF REVENUES

         Total cost of revenues increased by $0.9 million, or 19%, to $5.9 million for the three months ended December 31, 2003 from $5.0 million for the three months ended December 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the three months ended December 31, 2003 and 2002. Gross profit increased by $2.3 million, or 21%, to $13.3 million for the three months ended December 31, 2003 from $11.0 million for the three months ended December 31, 2002. Total gross profit as a percentage of total revenues was 69% for the three months ended December 31, 2003 and 2002. The increase in gross profit dollars was due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

         Product Licenses. Cost of revenues for product licenses decreased $0.5 million for the three months ended December 31, 2003 to $1.2 million from $1.7 million for the three months ended December 31, 2002. The decrease in cost of revenues for product licenses was attributable to increased sales of our CCD products, which generally have a lower cost of sales than our universal content management products, a change in product mix in our universal content management products and a reduction in costs related to payments for third-party technology incorporated into our products.

         Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $0.4 million for the three months ended December 31, 2003 compared to $0.5 million for the three months ended December 31, 2002. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, and Ancept in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD.

         Services. Cost of revenues, consisting primarily of personnel for consulting services, training and post-contract customer support, increased by $1.5 million, or 54%, to $4.4 million for the three months ended December 31, 2003 from $2.9 million for the three months ended December 31, 2002. Gross profit as a percentage of revenues for services was 51% for the three months ended December 31, 2003, compared to 55% for the three months ended December 31, 2002. The decrease in the gross profit as a percentage of services revenues was due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in consulting services revenue. Services cost of revenues for the three month periods were as follows (in thousands):


                                       THREE MONTHS ENDED           THREE MONTHS ENDED
                                       DECEMBER 31, 2003             DECEMBER 31, 2002
                                     -----------------------      -----------------------
Consulting services and training     $   3,458            78%     $   2,025            70%
Post-contract support                      966            22            852            30
                                     ---------     ---------      ---------     ---------
Total services revenues              $   4,424           100%     $   2,877           100%
                                     =========     =========      =========     =========


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

         General and Administrative. General and administrative expenses decreased $0.8 million, or 30% to $2.0 million for the three months ended December 31, 2003 from $2.8 million for the three months ended December 31, 2002. General and administrative expenses as a percentage of total revenues were 10% for the three months ended December 31, 2003 compared to 18% for the three months ended December 31, 2002. The decrease in general and administrative expenses was due to a decrease in bad debt expense.

         Research and Development. Research and development expenses increased by $0.3 million, or 9%, to $3.3 million for the three months ended December 31, 2003 from $3.0 million for the three months ended December 31, 2002. Research and development expenses as a percentage of total revenues were 17% for the three months ended December 31, 2003 compared to 19% for the three months ended December 31, 2002. The increase in research and development expenses was due to increased headcount.

         Acquisition and Related Costs. Acquisition and related costs of $0.3 million for the three months ended December 31, 2002 were related to final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002.

         Amortization of Intangibles. Approximately $40.8 million of the $55.3 million purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three to four years. Approximately $5.1 million of the $5.6 million purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $0.1 million for the three month periods ended December 31, 2003 and $1.7 million in the three months ended December 31, 2002. The decrease in operating expenses related to amortization of intangibles was attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD.

         Restructuring Charges. There were no restructuring charges expensed or accrued in the quarter ended December 31, 2003. In the quarter ended December 31, 2002, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.7 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with the remaining $0.3 million related to the closing of facilities and other exit costs. The quarterly cost savings and cash flow increase associated with the termination of these employees would be estimated at approximately $0.1 million and the quarterly cost savings associated with the closing of facilities would be estimated at approximately $0.1 million, but would have no impact on cash flow. However, the Company may be required to invest in certain areas to expand our customer base, grow our revenues and invest in new product development, which may eliminate or exceed these cost savings.

         Please see Note 7. of the Notes to Condensed Consolidated Financial Statements for further information on our restructuring plans.

OTHER INCOME, NET

         Interest income. Net interest income was $0.2 million for the three months ended December 31, 2003 compared to net interest income of $0.5 million for the three months ended December 31, 2002. Net interest income for the three months ended December 31, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50% and a decrease of approximately 14% in the amount of invested funds, which has decreased due to cash used in operations and acquisitions.

         Investment gain on sale (impairment). During the three months ended December 31, 2003, the Company sold its shares in Active IQ, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. The company realized approximately $0.4 million in proceeds and gain from the sale. During the three months ended December 31, 2002, the Company determined that a permanent decline in the value of certain of its investments in other companies had occurred. The Company made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, the Company recorded a write-down on the investments in these companies of approximately $0.7 million for the three months ended December 31, 2002.

NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

         Total revenues increased by $6.5 million, or 13%, to $55.1 million for the nine months ended December 31, 2003 from $48.6 million for the nine months ended December 31, 2002. Approximately $3.5 million of the increase in total revenues was due to an increase in consulting services revenues, as our customers' software implementations have become larger and more numerous, and to an increase of approximately 3.1 million in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

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

         Services. Revenues for services, consisting of consulting services, training and post contract customer support, increased by $6.6 million, or 36%, to $24.9 million for the nine months ended December 31, 2003 from $18.3 million for the nine months ended December 31, 2002, as follows (in thousands):


                                        NINE MONTHS ENDED           NINE MONTHS ENDED
                                        DECEMBER 31, 2003           DECEMBER 31, 2002
                                     ------------------------     -----------------------

Consulting services and training     $  10,644            43%     $   7,136            39%
Post-contract support                   14,247            57%        11,118            61%
                                     ---------     ---------      ---------     ---------

Total services revenues              $  24,891           100%     $  18,254           100%
                                     =========     =========      =========     =========

The $3.5 million increase in revenues for services was due to an increase in consulting services revenue as our customers' software implementations have become larger and more numerous, and approximately $3.1 million of the increase due to an increase in post-contract customer support revenue, which is primarily attributable to a larger installed base of products.

COST OF REVENUES

         Total cost of revenues increased by $1.7 million, or 11%, to $17.0 million for the nine months ended December 31, 2003 from $15.3 million for the nine months ended December 31, 2002. Total cost of revenues as a percentage of total revenues was 31% for the nine months ended December 31, 2003 and compared to 32% for the nine months ended December 31, 2002. Gross profit increased by $4.8 million, or 15%, to $38.1 million for the nine months ended December 31, 2003 from $33.3 million for the nine months ended December 31, 2002. Total gross profit as a percentage of total revenues was 69% for the nine months ended December 31, 2003 and 68% for the nine months ended December 31, 2002. The increase in gross profit dollars was due to increased revenues for post-contract customer support revenue attributable to a larger installed base of products and by the decreased cost of revenues for product licenses due to the mix of products sold.

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

         Amortization of capitalized software from acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $1.2 million for the nine months ended December 31, 2003 and compared to $1.4 million for the nine months ended December 31, 2002. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ and Ancept acquisitions in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD.

         Services. Cost of revenues, consisting of primarily personnel for consulting services, training and post-contract customer support, increased by $3.5 million, or 40%, to $12.4 million for the nine months ended December 31, 2003 from $8.9 million for the nine months ended December 31, 2002. Gross profit as a percentage of revenues for services was 50% for the nine months ended December 31, 2003, compared to 51% for the nine months ended December 31, 2002. The decrease in the gross profit as a percentage of services revenues was due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in consulting services revenue. Services cost of revenues for the nine month periods were as follows (in thousands):



                                               NINE MONTHS ENDED            NINE MONTHS ENDED
                                              DECEMBER 31, 2003            DECEMBER 31, 2002
                                           -----------------------      -----------------------
Consulting services and training costs     $   9,554            77%     $   6,074            68%
Post-contract support costs                    2,851            23%         2,806            32%
                                           ---------     ---------      ---------     ---------
Total services costs                       $  12,405           100%     $   8,880           100%
                                           =========     =========      =========     =========


OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased by $0.3 million, or 1%, to $29.9 million for the nine months ended December 31, 2003 from $29.6 million for the nine months ended December 31, 2002. Sales and marketing expenses as a percentage of total revenues were 54% for the nine months ended December 31, 2003 compared to 61% for the nine months ended December 31, 2002. The increase in sales and marketing expense dollars was primarily attributable to expenses related to our global users conference held in October 2003.

         General and Administrative. General and administrative expenses decreased $1.0 million, or 13% to $6.9 million for the nine months ended December 31, 2003 from $7.9 million for the nine months ended December 31, 2002. General and administrative expenses as a percentage of total revenues were 13% for the nine months ended December 31, 2003 compared to 16% for the nine months ended December 31, 2002. The decrease in general and administrative expenses was due to a decrease in bad debt expense.

         Research and Development. Research and development expenses decreased by $2.7 million, or 22%, to $9.8 million for the nine months ended December 31, 2003 from $12.5 million for the nine months ended December 31, 2002. Research and development expenses as a percentage of total revenues were 18% for the nine months ended December 31, 2003 compared to 26% for the nine months ended December 31, 2002. The decrease in research and development expenses was due to reduced headcount as part of the consolidation of research and development facilities and the completion of certain research and development projects in the quarter ended December 31, 2002.

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

         Amortization of Intangibles. Approximately $40.8 million of the $55.3 million purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets' estimated useful lives of three to four years. Approximately $5.6 million of the $5.1 million purchase price of certain assets of RESoft was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Intangible amortization and other expense was $1.9 million for the nine month period ended December 31, 2003 and $5.0 million in the nine months ended December 31, 2002. The decrease in operating expenses related to amortization of intangibles was primarily attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD.

            Restructuring Charges. In the nine months ended December 31, 2003, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $0.8 million. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with the remaining $0.4 million related to a change in estimate related to the closing of facilities and other exit costs. In the nine months ended December 31, 2002, the Company recorded total restructuring charges of approximately $4.0 million. The restructuring charge was comprised primarily of $2.9 million in severance pay and benefits related to the involuntary termination of approximately 105 employees, with the remaining $1.1 million related to the closing of facilities and other exit costs. The effect on expenses and cash flows over the next year associated with the termination of employees is expected to be a decrease of approximately $1.0 million. The effect on expenses over the next year associated with the closing of the facilities and other exit costs is expected to be a decrease of approximately $0.2 million, but is expected to have an immaterial effect on cash flows. The combined expense decrease of $1.2 million is anticipated to be in the areas of selling and marketing of $0.8 million, research and development of $0.2 million and general and administrative of $0.2 million. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in new product development, which may eliminate or exceed these cost savings.

         Please see Note 7. of the Notes to Condensed Consolidated Financial Statements for further information on our restructuring plans.

OTHER INCOME, NET

         Interest income. Net interest income was $0.8 million for the nine months ended December 31, 2003 compared to net interest income of $1.6 million for the nine months ended December 31, 2002. Net interest income for the nine months ended December 31, 2003 and 2002 was primarily related to investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was primarily due to decreases of over 50% in the interest rates earned by invested funds and reduced amounts of invested funds.

         Investment gain on sale (impairment). During the nine months ended December 31, 2003, the company sold its shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. The company realized approximately $0.4 million in proceeds and gain from the sale. In the December 31, 2002 quarter, the Company determined that a permanent decline in the value of certain of its investments in other companies, had occurred. The Company made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, the Company recorded a write-down on the investments in and notes with these companies of approximately $0.7 million for the nine months ended December 31, 2002.

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

The Company's capital expenditures relate primarily to property and equipment consisting largely of computer hardware. Capital expenditures for the nine months ended December 31, 2003 and 2002 were $1.7 million and $1.1 million, respectively. We have also entered into capital and operating leases for facilities and equipment.

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

In addition, merger-related earnings charges may adversely affect the market value of our common stock following the merger. We will allocate the total estimated purchase price among Optika's various tangible and intangible assets, and record the excess of the purchase price over those fair values as goodwill. Some allocated portions of the purchase price will be expensed in the quarter in which the merger is completed; that amount has not yet been determined, but may be material. We will incur additional depreciation and amortization expense over the useful lives of various acquired assets. In addition, to the extent the value of the goodwill or intangible assets with indefinite lives becomes impaired, we may be required to record material charges relating to the impairment of those assets. We will also incur liabilities and restructuring charges associated with integration planning, including costs associated with employee severance and excess facilities, which are currently unknown but may be material

These and other risks will be described in more detail in the joint proxy statement/prospectus related to the merger that we will file with the SEC as a registration statement on Form S-4. In addition, we call your attention to the fact that Optika's business differs from our business, and Optika's results of operations, as well as the price of Optika's common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock before the merger. For further information on Optika's business and certain factors to consider in connection with the proposed merger, please refer to the reports that Optika files with the SEC, which may be accessed through the SEC's EDGAR filing system on the SEC website at www.sec.gov.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (a) EXHIBITS FILED WITH THIS REPORT.

FILE       DESCRIPTION                                       REFERENCE
----       -----------                                       ---------
2.1        Agreement and Plan of Merger, dated January 11,   Incorporated by reference to Exhibit No. 2 of the
           2004, among Stellent, Inc., STEL Sub, Inc. and    Registrant's Current Report on Form 8-K dated January
           Optika Inc.                                       11, 2004

31.1       Certification by Robert F. Olson, Chairman of     Electronic Transmission
           the Board, President and Chief Executive
           Officer, pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

31.2       Certification by Gregg A. Waldon, Executive       Electronic Transmission
           Vice President, Chief Financial Officer,
           Secretary and Treasurer, pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification by Robert F. Olson, Chairman of     Electronic Transmission
           the Board, President and Chief Executive
           Officer, pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

32.2       Certification by Gregg A. Waldon, Executive       Electronic Transmission
           Vice President, Chief Financial Officer,
           Secretary and Treasurer, pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

         On January 11, 2004, Stellent, Inc. (" Stellent") and its wholly owned subsidiary, STEL Sub, Inc. ("STEL Sub"), entered into an Agreement and Plan of Merger with Optika Inc. ("Optika"), providing for the merger of Optika with and into STEL Sub.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Stellent, Inc.
                                          --------------------------------------
Date: April 21, 2004                      (Registrant)

                                          By: /s/ Robert F. Olson
                                          --------------------------------------
                                          Robert F. Olson,
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

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
                                          Treasurer (Principal Financial and
                                          Accounting Officer)

  FILE              DESCRIPTION                                      REFERENCE
  ----              -----------                                      ---------

  2.1               Agreement and Plan of Merger, dated January      Incorporated by reference to Exhibit No. 2 of
                    11, 2004, among Stellent, Inc., STEL Sub, Inc.   the Registrant's Current Report on Form 8-K
                    and Optika Inc.                                  dated January 11, 2004

  31.1              Certification by Robert F. Olson, Chairman of    Electronic Transmission
                    the Board, President and Chief Executive
                    Officer, pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.

  31.2              Certification by Gregg A. Waldon, Executive      Electronic Transmission
                    Vice President, Chief Financial Officer,
                    Secretary and Treasurer, pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

  32.1              Certification by Robert F. Olson, Chairman of    Electronic Transmission
                    the Board, President and Chief Executive
                    Officer, pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

  32.2              Certification by Gregg A. Waldon, Executive      Electronic Transmission
                    Vice President, Chief Financial Officer,
                    Secretary and Treasurer, pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.