Form 10-K/A
period 2003-03-31
STELLENT INC
filed 2004-04-28
CIK 867347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 2)

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

     As of June 25, 2003, the registrant had 21,793,506 shares of common stock issued and outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 STELLENT, INC.

                                  FORM 10-K/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                               TABLE OF CONTENTS


                                    DESCRIPTION                           PAGE
                                    -----------                           ----
PART II
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    1
PART IV
  Item 16.  Exhibits, Financial Statement Schedules and Reports on Form
              8K........................................................   23
Signatures..............................................................   28

                                EXPLANATORY NOTE



     In accordance with Exchange Act Rule 12b-15, this Amendment No. 2 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Stellent, Inc. (the "Company") for the fiscal year ended March 31, 2003, filed with the Securities and Exchange Commission on June 30, 2003, and presents the relevant text of the items amended. The amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-K, as previously amended. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.



                                    PART II



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. Currently, customers use our Stellent Universal Content Management software to organize and maintain electronic information, created by various sources using a broad range of software applications, and to publish that information on public or private Web sites. The single architecture of our content management software addresses each aspect of content management, including Web content management, document management, collaboration, records management and digital assets management. Additionally, software vendors and manufacturers of electronic devices such as cell phones and personal data organizers use our Content Component software to filter and convert electronic information files so that they can be viewed using a Web browser or a manufacturer's device.



FISCAL YEAR 2003 SUMMARY



  MARKET TRENDS



     We believe the trend toward companies increasingly using the Web for communicating and publishing business information will continue. Moreover, we believe that the trend toward more individuals creating more information that companies will seek to organize, maintain and publish on public or private Web sites will continue. However, as the software industry consolidates, the number of software applications in which business information is created may contract. In addition, we believe electronic devices will be used increasingly to view electronic information.



     While we believe the general and long-term market trends identified above will create continued demand for our products, the market for content management software and our products at any particular time is highly dependant on information technology spending. Weak United States and international economic conditions resulted in reduced information technology spending throughout our fiscal year 2003. We cannot be certain whether, and if so, when, spending on information technology will rebound. We believe continuing difficult economic and market conditions are putting pressure on the ability of certain content management software companies to survive as independent entities, if at all. We believe customers increasingly have been concerned with vendor viability in selecting content management software. In addition, we believe content management software customers are focusing on a single software architecture and/or a single vendor when making content management purchasing decisions. We believe both of these trends will continue and may result in consolidation of the content management software market. A consolidated content management software market may be inviting to larger software vendors that traditionally have marketed infrastructure, or business transaction processing, software. If infrastructure software vendors, some of which have access to significantly greater financial and technical resources that we do, enter the content management software market, our business and operation results may be significantly adversely affected. We cannot be certain whether infrastructure software vendors will enter the content management software market.



  OPERATING RESULTS



     In fiscal year 2003, our consolidated results of operations were adversely impacted by weak economic conditions in the United States and internationally, which resulted in substantially reduced spending on information technology initiatives. Throughout fiscal year 2003, we continued our cost cutting efforts through several restructuring actions and saw a significant decline in our operating expenses. During fiscal year 2003, we continued to market and license our products and services primarily through a direct sales force and augmented our sales efforts through other relationships, such as with other software vendors, systems integrators, resellers and others. Our total revenues generated from operations outside of the United States increased slightly in fiscal year 2003 to 24% from 23%. No customer accounted for more than 10% of revenues in fiscal year 2003.



  ACQUISITIONS



     In April 2002, we acquired certain assets and assumed certain liabilities of Kinecta Corporation, a provider of software infrastructure for digital networks, for approximately $2.6 million in cash. We acquired the Kinecta assets primarily to obtain Kinecta's proprietary content distribution technology. We have incorporated Kinecta's technology into our core content management product line to maintain the competitive features of those products.



     In March 2003, we acquired certain assets of Active IQ Corporation, a provider of hosted solutions for the commercial real estate industry, for approximately $0.7 million in cash. We acquired the Active IQ assets to expand the market for our content management software products by expanding our access to a particular market segment; the real estate industry.



  RESTRUCTURINGS



     Beginning in April 2002 and continuing through April 2003, we implemented several cost cutting measures, including a reduction in work force of approximately 24% since March 31, 2002 of 446 employees to 340 employees at March 31, 2003. These restructuring measures were in response to the economic slowdown both in the United States and internationally and were in all functional areas and geographies. Although we implemented the restructurings to reduce overall costs, we have recently been investing in certain areas in order to expand our customer base and grow our revenues. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth. A table summarizing our restructuring plans is shown below:


                                                           RESTRUCTURING CHARGES
                      -----------------------------------------------------------------------------------------------
                       FIRST QUARTER '03    SECOND QUARTER '03     THIRD QUARTER '03    FOURTH QUARTER '03
                      -------------------   -------------------   -------------------   -------------------
                       EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER
                      TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT
                       BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    TOTAL
                      -----------   -----   -----------   -----   -----------   -----   -----------   -----   -------
Balance at April 1,
  2002...............   $    --     $  --      $  --      $ --       $  --      $  --      $ --        $--    $    --
Expense..............     2,100       404         --        --          --         --        --         --      2,504
Payments.............    (1,488)     (316)        --        --          --         --        --         --     (1,804)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------

                                                           RESTRUCTURING CHARGES
                      -----------------------------------------------------------------------------------------------
                       FIRST QUARTER '03    SECOND QUARTER '03     THIRD QUARTER '03    FOURTH QUARTER '03
                      -------------------   -------------------   -------------------   -------------------
                       EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER    EMPLOYEE     OTHER
                      TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT    TERMINATION   EXIT
                       BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    BENEFITS     COSTS    TOTAL
                      -----------   -----   -----------   -----   -----------   -----   -----------   -----   -------
Balance at June 30,
  2002...............       612        88         --        --          --         --        --         --        700
Expense..............        --        --        434       405          --         --        --         --        839
Payments.............      (612)      (88)      (230)      (40)         --         --        --         --       (970)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at September
  30, 2002...........        --        --        204       365          --         --        --         --        569
Expense..............        --        --         --        --         382        292        --         --        674
Payments.............        --        --        (36)      (24)       (312)      (256)       --         --       (628)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at December
  31, 2002...........        --        --        168       341          70         36        --         --        615
Expense..............        --        --         --        --          --         --       305         46        351
Payments.............        --        --       (114)      (37)        (37)       (36)      (65)        (3)      (292)
                        -------     -----      -----      ----       -----      -----      ----        ---    -------
Balance at March 31,
  2003...............   $    --     $  --      $  54      $304       $  33      $  --      $240        $43    $   674
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



     Product Licenses. Revenues for product licenses decreased by $26.5 million, or 40%, to $40.4 million for the year ended March 31, 2003 from $66.9 million for the year ended March 31, 2002. The decrease in revenues was attributable to a decrease of approximately $20.5 million in Universal Content Management and $6.5 million in Content Components software revenues in the United States partially offset by a $0.5 million increase in software revenues internationally. The decrease in our Universal Content Management and Content Components software licenses was due to less than expected demand and longer than expected sales cycles for those products, both resulting from reduced information technology spending. The market for content management software and our products at any particular time is highly dependant on information technology spending and we cannot be uncertain whether, and if so, when, spending on information technology will rebound.


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
                                                        =======    ===    =======    ===


     The increase in revenues for services was attributable to an increase in post-contract customer support of approximately $5.5 million due to a larger installed base of Universal Content Management and Content Component products. As we license our products, whether perpetual for our Universal Content Management software or term for our Content Components software, our installed base of products increases. Since the rate of annual renewal of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward electronic devices being used increasingly to view electronic information to continue, we expect our installed base of products to continue to grow and our services revenues attributable to post-contract customer support to continue to increase.

     The increase in revenues for services was partially offset by a decrease in Universal Content Management consulting services of approximately $1.9 million due to a decrease in product license revenue, which led to a decreased need for implementation services. Our consulting services revenue is derived almost exclusively from our Universal Content Management software, as our Content Component software is licensed to other companies that embed our technology in their products and require very limited to no consulting services work. Because our revenues for Universal Content Management consulting services are highly dependent on our Universal Content Management product licensing revenues, they are difficult to predict.


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


     Product Licenses. Cost of revenues for product licenses increased by $1.5 million or 29%, to $6.5 million for the year ended March 31, 2003 from $5.0 million for the year ended March 31, 2002. Gross profit as a percentage of revenues for product licenses was 84% for the years ended March 31, 2003 and 93% for the year ended March 31, 2002. The increase in cost of revenues was attributable to the increased amortization of prepaid royalties of approximately $1.1 million and the increased amortization of capitalized software developed for us by a third party or purchased from a third party of approximately $0.4 million. As new versions of our Universal Content Management software continue to be released, we have elected to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality that we believe is necessary to be competitive. We expect to continue to license or purchase third party software to be included in our Universal Content Management products, which may cause our costs of revenues to increase. The fixed costs associated with the amortization of these prepaid royalties and capitalized software was approximately $3.1 million for the year ended March 31, 2003 versus approximately $2.0 million for the year ended March 31, 2002.



     Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions increased $0.9 million for the year ended March 31, 2003 to $1.9 million from $1.0 million for the year ended March 31, 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization over a three year period of $2.7 million of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002. We acquired Kinecta for its proprietary content distribution technology and have incorporated the technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.



     Services. Cost of revenues, consisting of personnel for consulting services, training and post-contract customer support, decreased by $1.3 million, or 9%, to $12.1 million for the year ended March 31, 2003 from $13.4 million for the year ended March 31, 2002, as follows (in thousands):


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
                                                        =======    ===    =======    ===

     The increase in the gross profit dollars of approximately $4.9 million was primarily due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software and better utilization of consulting services personnel related to our Universal Content Management software. During the current economic slowdown, we have seen less competition for skilled software post-contract customer support personnel than we experienced during stronger economic periods. If economic conditions improve, competition for skilled software post-contract customer support personnel may increase and our services costs of revenues may increase.


OPERATING EXPENSES


     Sales and Marketing. Sales and marketing expenses decreased by $8.4 million, or 18%, to $38.3 million for the year ended March 31, 2003 from $46.7 million for the year ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 59% for the year ended March 31, 2003 compared to 53% for the year ended March 31, 2002. Approximately $6.4 million of the decrease in sales and marketing expense was due to decreased staffing and related costs attributable to the restructurings of our company during the year ended March 31, 2003, reduced commission expense of approximately $1.5 million as a result of decreased sales and decreased travel expense of approximately $0.5 million. Sales and marketing expenses increased as a percentage of revenues due primarily to the decrease in product license revenues as described above. We reduced sales and marketing expenses in connection with management's plan to reduce costs and improve operating efficiencies to better align our operations with our revenue base. During the current economic slowdown, we have seen less competition for general software sales and marketing personnel than we experienced during stronger economic periods. However, competition has intensified for sales personnel who have been successful in the current market conditions. If economic conditions improve, competition for general software sales and marketing personnel may increase and our sales and marketing expenses may increase.



     General and Administrative. General and administrative expenses decreased by $0.6 million, or 5%, to $11.3 million for the year ended March 31, 2003 from $11.9 million for the year ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 17% for the year ended March 31, 2003 and 13% for the year ended March 31, 2002. General and administrative expense dollars decreased due to decreased personnel expenses associated with fewer personnel as a result of the restructurings of approximately $1.6 million, partially offset by an increase in the bad debt expense of approximately $1.0 million. The increase in bad debt was caused by certain of our customers becoming unable to pay their debts due to the downturn in their business, or discontinuation of their business caused by the downturn in the economy and the reduction in spending for high technology products. In response to recent business and market developments, Congress, the Securities and Exchange Commission and the national stock exchanges have enacted or proposed various corporate governance regulations for publicly traded companies. We expect to be subject to increasing corporate governance regulations and may be required to increase general and administrative spending to comply with such regulations.


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

     Acquisition and Related Costs. Acquisition and related costs were $1.1 million in the year ended March 31, 2003 and $0.2 million in the year ended March 31, 2002. For the year ended March 31, 2003, $0.7 million of these costs were related to a potential transaction with a Japanese company that would have given us new wireless technologies and an avenue to generate revenues for our Universal Content Management software. After proceeding with the due-diligence, it was determined that the target company was not situated well enough for us to accomplish previously established goals. The expenses associated with this project represent funds that we advanced to the company for a trade show, product integration testing and test marketing costs of the products. The remaining $0.4 million of acquisition costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002 and the acquisition of selected assets of Active IQ Corporation. Because we believe market trends may result in consolidation of the content management software market, from time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition and related costs expense may increase substantially.



     Amortization of Acquired Intangible Assets and Other. Amortization of intangible assets acquired related to our acquisition of Content Components Division (CCD) in July 2000, our acquisition of RESoft in July 2001, and our acquisition of Kinecta in April 2002. Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS
142. As a result, amortization expense decreased $6.3 million for the year ended March 31, 2003 as compared to fiscal year 2002. We believe the technology that was acquired in these acquisitions is necessary functionality to be competitive. From time to time we may acquire additional intangible assets based on market conditions and technological developments. Depending on the size, nature and structure of any such acquisitions of additional intangible assets, our amortization of acquired intangible assets and other expense may increase substantially. Absent any acquisitions of additional intangible assets, we expect our amortization of acquired intangible assets and other expense to decrease substantially over the next twelve months due to the completion of amortization of the intangible assets related to our acquisition of CCD.


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

OTHER INCOME (EXPENSE)

     Interest income. Interest income was $2.0 million for the year ended March 31, 2003 compared to $3.8 million for the year ended March 31, 2002. Interest income for both years was primarily related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and

March 2000. The decrease in net interest income was due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.


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
                                                        =======    ===    =======    ===


     The increase in revenues for services was attributable to an increase in post-contract customer support of approximately $5.3 million due to a larger installed base of products and an increase in consulting services of approximately $3.4 million due to an increase in product license revenues, which lead to an increased need for services. Our consulting services revenue is derived almost exclusively from our Universal Content Management software, as our Content Component software is licensed to other companies that embed our technology in their products and require very limited or no consulting services work.

COST OF REVENUES AND GROSS PROFIT


     Total cost of revenues increased by $7.6 million, or 64%, to $19.4 million for the year ended March 31, 2002 from $11.8 million for the year ended March 31, 2001. Total cost of revenues as a percentage of total revenues was 22% for the year ended March 31, 2002 compared to 18% for the year ended March 31, 2001. Gross profit increased by $14.1 million, or 26%, to $69.0 million for the year ended March 31, 2002 from $54.9 million for the year ended March 31, 2001. Total gross profit as a percentage of total revenues was 78% for the year ended March 31, 2002 compared to 82% for the year ended March 31, 2001. The increase in gross profit dollars was attributable to the increase in product license revenues while the decrease in gross profit percentage was due to lower gross profits on services.


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
                                                              =======    ===    ======    ===


     The increase in the gross profit dollars of approximately $2.5 million was due to the increase in gross profit dollars of approximately $3.9 million from post-contract customer support offset by a decrease in gross profit dollars of approximately $1.4 million from consulting services. The decrease in the gross profit from consulting services was due to increased employee headcount and other staffing costs associated with increased training for our partners for which we receive minimal revenue, and an increase in the amount of services work performed by our partners, which typically would have been performed by us and which led to under-utilization of certain of our employees in the quarters ended September 30, 2001 and December 31, 2001.


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


     Research and Development. Research and development expenses increased by $7.8 million, or 80% to $17.6 million for the year ended March 31, 2002 from $9.8 million for the year ended March 31, 2001. Research and development expenses as a percentage of total revenues were 20% for the year ended March 31, 2002 and 15% for the year ended March 31, 2001. The increase in research and development expenses was due to increased staffing and related costs of $6.3 million and purchased services of $0.7 million. We increased our research and development expenses to better align our operations with our revenue base. The increase in personnel costs was caused by the addition of more personnel from the acquisition of CCD in July 2000, more personnel to support the development of our Universal Content Management Software and the overall general increase in wages that was required to retain our personnel. Most of the personnel acquired in the acquisition of CCD were associated with research and development. The services that were purchased were certain translation and development services for our Universal Content Management software.



     Acquisition and Related Costs. Acquisition costs of approximately $0.2 million in the year ended March 31, 2002 consisted of uncapitalized costs related to our acquisition of RESoft in July 2001 and the costs associated with developing the Japanese market through a potential acquisition. The acquisition costs of approximately $0.8 million in the fiscal year ended March 31, 2001 consisted of uncapitalized costs related to our acquisition of CCD in July 2000, accounted for as a purchase.


     Amortization of Acquired Intangible Assets and Other. Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, and our acquisition of RESoft in July 2001, accounted for as purchases. Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS 142.

OTHER INCOME (EXPENSE)


     Interest income was $3.8 million for the year ended March 31, 2002 compared to $7.0 million for the year ended March 31, 2001. Interest income for both years was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000. The decrease in net interest income was due to decreases in the interest rates earned by invested funds resulting from decreases in market interest rates, which have declined over 50%.


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
10.47  Transition Agreement Dated March 31, 2003    Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Previously Filed
23     Consent of Grant Thornton LLP                Previously Filed
24     Power of Attorney                            Previously Filed
31.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 302 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
32.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 906 of the Sarbanes-Oxley Act of
       2002.
32.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.


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

                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
April 28, 2003

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized, on April 28, 2004.

                                          STELLENT, INC.

                                          By:      /s/ ROBERT F. OLSON
                                            ------------------------------------
                                             Robert F. Olson , Chief Executive
                                                    Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2004.


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
10.38  Employment Agreement Dated October 1,        Incorporated by reference to Exhibit
       2001, by and between the Registrant and      10.38 of the Registrant's Form 10-Q for
       Vernon J. Hanzlik*                           the quarter ended September 30, 2001.
10.41  Employment Agreement Dated April 1, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Daniel     10.41 of the Registrant's Form 10-Q for
       Ryan*                                        the quarter ended September 30, 2001.
10.42  Employment Agreement Dated March 9, 2001     Incorporated by reference to Exhibit
       by and between the Registrant and Mitch      10.42 of the Registrant's Form 10-Q for
       Berg*                                        the quarter ended September 30, 2001.
10.43  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.43 of the Registrant's Form 10-K for
       Registrant and Gregg Waldon*                 the fiscal year ended March 31, 2002.
10.44  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.44 of the Registrant's Form 10-K for
       Registrant and Dan Ryan*                     the fiscal year ended March 31, 2002.
10.45  Addendum to Employment Agreement dated       Incorporated by reference to Exhibit
       March 27, 2002 by and between the            10.45 of the Registrant's Form 10-K for
       Registrant and Mitch Berg*                   the fiscal year ended March 31, 2002.
10.46  French Annex to the Stellent, Inc. 2000      Incorporated by reference to Exhibit
       Stock Incentive Plan                         10.46 of the Registrant's Form 10-K for
                                                    the fiscal year ended March 31, 2002.
10.47  Transition Agreement Dated March 31, 2003    Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
10.48  Employment Agreement Dated April 1, 2003     Previously Filed
       by and between the Registrant and Vernon
       J. Hanzlik*
21     Subsidiaries of Registrant                   Previously Filed
23     Consent of Grant Thornton LLP                Previously Filed
24     Power of Attorney                            Previously Filed
31.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 302 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
32.1   Certification by Robert F. Olson,            Electronic transmission
       Chairman of the Board, President and
       Chief Executive Officer, pursuant to
       Section 906 of the Sarbanes-Oxley Act of
       2002.
31.2   Certification by Gregg A. Waldon,            Electronic transmission
       Executive Vice President, Chief Financial
       Officer, Secretary and Treasurer,
       pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.


---------------
* Management contract, compensation plan or arrangement.