Form 10-K
period 2004-03-31
STELLENT INC
filed 2004-06-14
CIK 867347

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to                               .

Commission file number 0-19817

STELLENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1652566 (I.R.S. Employer Identification No.)

7777 Golden Triangle Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344-3736 (Zip Code)
(952) 903-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Preferred Share

Purchase Rights; Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☒     No ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2003 was $153,547,703 based on the closing sale price for the registrant’s common stock on that date as reported by The Nasdaq Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

      As of June 7, 2004, the registrant had 26,557,999 shares of common stock issued and outstanding.

STELLENT, INC.

FORM 10-K

For the fiscal year ended March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement dated for the annual meeting of Shareholders to be held on August 11, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2004.

PART I

Item 1.	Business

Forward-Looking Statements

      The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business” and “Item 2. Properties” contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our company’s management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in the Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under “Risk Factors” in Item 7 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

      In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management — today considered a critical component of an organization’s communication and information technology (IT) infrastructure — was an emerging technology used to help companies easily and quickly share information with employees, partners, customers and prospects using the World Wide Web.

      Currently, our solutions — which are comprised of Universal Content Management software and Content Components software — help customers worldwide solve business problems related to efficiently creating, managing and sharing critical information.

      In May 2004, we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management and compliance capabilities.

MARKETS AND CUSTOMERS

      As of March 31, 2004, we had approximately 1,200 corporate customers for our Universal Content Management products, approximately 450 OEM customers and approximately 550 corporate customers for our desktop viewing and conversion technology. No one customer accounted for ten percent or more of our revenues in fiscal year 2004.

      Customers use our products as follows:

•	Universal Content Management: Organizations deploy the Universal Content Management software to build enterprise-wide content management deployments and line-of-business solutions, such as public Web sites; intranets for internal-only company information; and extranets, which are web sites available only to select audiences, such as partners and customers.

•	Content Components: Other technology companies embed this technology in their own products to enable their users to view and convert business information to formats viewable on handheld devices or in a Web browser. These technologies are also integrated into our Universal Content Management software.

PRODUCTS

      Our product set is comprised of two main categories: Universal Content Management Software and Content Components Software.

Universal Content Management Software

      Universal Content Management is Stellent’s primary software product, consisting of one server that houses multiple applications. These applications help organizations manage their business information — such as records, legal documents, Web content and graphics — from the time it’s created to the time it’s archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With Stellent software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.

      Our Universal Content Management software addresses the key elements of content management — web content management, document management, collaboration, digital asset management, and records management — from one platform, enabling customers to fully utilize their content management investment across the organization. We believe our tightly integrated products allow companies to implement content management applications using fewer products and consulting services than other content management offerings, which can lead to a lower total cost of ownership. For example, while some content management providers have acquired products and companies to fulfill the functionality provided by Universal Content Management, integrating those disparate systems is often difficult and requires customers to spend more time and money on expensive consulting services to get the systems implemented.

      The Stellent system is also easy to use. Users can submit, or contribute, business content — such as a word processing document, spreadsheet or CAD file  — to the Stellent system, and Stellent automatically converts the file to a format that can be viewed on a web site. This automatic conversion capability enables even non-technical users to publish information easily to a site, such as an employee portal or partner extranet, so that the information can be shared with other users.

      Our Universal Content Management software is comprised primarily of the Stellent Content Server and five key application modules, described below.

      The Stellent Content Server is a fully functional system providing management with a secure, personalized delivery of business information. It provides a set of services — such as check-in/check-out, revision control and subscription services — that help ensure users can access only the most current information. Content Server also provides security, workflow, searching, archiving and distribution of information to multiple Content Servers.

      On top of the Stellent Content Server, users can add the following five key content management application modules:

•	Web Content Management: Enables organizations to create web content, and manage and publish web sites.

•	Document Management: Provides web-based management, collaboration and access to business documents created in common office software applications.

•	Collaboration Management: Enables creation of a project or team space for sharing documents, schedules and discussions among a team via the web.

•	Records Management: Provides a web-based method for managing business records and creating rules regarding the disposition of that content, such as expiration, archiving and deletion.

•	Digital Asset Management: Enables digital assets — such as photos, graphics, audio clips and video clips — to be searched, accessed, viewed, managed and distributed via the web.

      We expect the acquisition of Optika to enhance our Universal Content Management software’s capabilities in the areas of document imaging, business process management, and compliance.

•	Document Imaging: Many organizations are faced with a significant amount of paper, faxes, email, electronic documents and reports, which are generated in enormous volume from everyday processes such as accounts payable, accounts receivable, travel and expense processing, and human resources. The need to automatically capture or collect this data and pass it to other business applications that need it continues to increase in importance. But if this process is completed manually, it requires a considerable number of staff and countless hours to examine documents, perform data entry into business applications and enter indexing information for document imaging systems. Such manual processes can be unproductive, costly and error-prone. This technology allows organizations to cost-effectively turn paper documents and reports into electronic images, which can then easily be stored and retrieved and analyzed.

•	Business Process Management: For some time, private and public sector organizations have felt pressure to deliver process efficiency and service improvements. This technology helps organizations achieve operational efficiencies by providing a sophisticated workflow technology for automating processes and delivering business transaction information within an organization and over the Internet.

•	Compliance: Over the past few years, the need to comply with government mandates for records retention and compliance monitoring has emerged as a driving factor in both business and technology decisions. This technology assists organizations by automating the capture, retention, management and disposition of documents required to be maintained for compliance purposes, whether they are electronic — such as an email — or physical documents, such as a signed contract.

Content Components Software

      Stellent’s Content Components software makes information created in more than 225 common office software applications more accessible to the business users that need it. Other technology companies embed this technology in their own products to enable their users to view and convert business information to formats viewable on handheld devices or in a web browser. Such information is often difficult to find and view without access to the software application that created it; with Stellent’s Content Components software, users can locate and view this information, even if they don’t have the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into Stellent’s Universal Content Management software.

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

CONSULTING SERVICES

      Our consulting services group is focused on delivering value-based content management solutions to our customers. Our consulting services professionals employ a combination of business analysis, enterprise architecture, application analysis, installation, configuration, development and integration skills with experience-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer’s organization. Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

•	Technical architecture analysis and needs assessment, such as software, security and metadata analysis

•	Solutions development and deployment strategies

•	Software installation and configuration

•	Custom application development

•	Third party product integration

•	Project management

•	Knowledge transfer

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

PRODUCT SUPPORT

      We offer several product support programs that allow customers to select the offering(s) that best satisfies their maintenance and support requirements. From the initial installation and configuration of Stellent to the point of application deployment, our product support resources strive to provide exceptional customer service through quick response time, effective trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer’s normal business hours. Additional support offerings are available which supplement the customer’s product support requirements.

      Product support offerings are renewable on an annual basis and are typically priced as a percentage of the product license fees.

PRODUCT TRAINING

      We provide a full range of educational courses on our Universal Content Management software. The comprehensive web-based modules and instructor-led classes enable business end-users, administrators, site designers, and developers to use our software more productively. Standard classes are routinely scheduled at designated worldwide training facilities, and both standard and customized classes are frequently taught at customer sites.

SALES AND MARKETING

      We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales approach is a solution selling sales model which is a consultative approach to selling where sales personnel work in a consultative manner with target accounts to address unsolved business needs which can be remedied by the application of a business process solution built around our Stellent Universal Content Management software. The solution analysis process will typically include a business process and technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products’ capabilities and direct negotiations with our sales staff. As part of our solution selling model, Stellent has chosen to focus on specific vertical markets where we have developed subject matter expertise in these markets to solve common business problems. Our initial vertical industries of focus are manufacturing, insurance, commercial real estate and e-government. We expect this to expand to other vertical industries in the future. In addition, we have used internal and external telemarketing operations that are responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2004, we had a worldwide total of 111 direct and indirect sales and sales support personnel and 20 marketing personnel, which includes business development and alliances.

      We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.

      We currently have operations or collaborations in Australia, Brazil, France, Germany, Japan, Korea, the Netherlands, the United Kingdom and the United States. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners’ resellers, OEMs, key systems integrators and other channel partners.

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

RESEARCH AND DEVELOPMENT

      We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 2002, 2003 and 2004, were approximately $17.6 million, $15.8 million and $13.3 million, respectively. Research and development expenses represented 20%, 24%, and 18%, respectively, of total revenue in those years. We expect that we will continue to commit significant resources to research and development in the future. As of March 31, 2004, we had 104 employees engaged in research and development activities.

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

ACQUISITIONS

      In August 2003, we acquired certain assets and assumed certain liabilities of Ancept, Inc. for approximately $2 million in cash and 100,000 shares of stock valued at approximately $0.8 million. We acquired the Ancept assets primarily to extend Stellent’s existing digital asset management capabilities, which are designed to acquire, index and keep track of digital material owned by an enterprise. This digital material may include text, graphics, audio, video and animations. The Company is also required to make contingent payments based upon certain license revenue amounts for two years from the date of acquisition.

      In May 2004, we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management and compliance capabilities.

COMPETITION

      The market for content management and content component software is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We believe that our competitive advantages include superior technology and lower overall cost of ownership than our competitors. However, we expect competition to persist and intensify in the future. Our primary source of competition, across the range of our product and service offerings, is from Web content management or components products offered by companies such as EMC Corporation, FileNET Corporation, IBM Corporation, Interwoven, Inc., Microsoft Corporation, Verity, Inc., and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally.

      Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. In particular, we believe that EMC Corporation, FileNet Corporation, IBM Corporation and Microsoft Corporation all have larger market positions than we do. Also, many current and potential competitors have greater name recognition and access to larger customer bases than we have. Such competitors may be able to undertake more extensive promotional activities and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

      We cannot be sure that third parties will not make claims of infringement with respect to our current or future products. We expect that developers of content management and content component products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

      As of March 31, 2004, we had 392 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

      In July 2000, we began a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which is our corporate headquarters facility. We are currently sub-letting approximately 18,000 square feet of our former headquarters pursuant to a lease expiring in July 2005. In connection with the acquisition of Optika, we obtained a lease on approximately 39,000 square feet of office space in Colorado Springs, Colorado, and leases in support of Optika’s field sales and support staff of several facilities in the United states, an office in the United Kingdom, and an office in Brazil.

      Additionally, we lease approximately 8,000 square feet of office space in Boston, Massachusetts with lease terms expiring June 2004 and September 2006; approximately 28,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006; approximately 5,000 square feet of space in New York, New York with a lease term expiring in January 2007; approximately 12,000 square feet in Redmond, Washington with a lease term expiring in December 2007; approximately 1600 square feet in Grand Forks, North Dakota with a lease term on a month-to-month basis; approximately 9,000 square feet in London,

United Kingdom with a lease term expiring in April 2016; and approximately 6,000 square feet in the Netherlands with a lease term expiring in June 2006. Management believes that our facilities are suitable and adequate for current office requirements.

Item 3.	Legal Proceedings

      In the normal course of business, we are subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003) and is pending before the United States District Court for the District of Minnesota. The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks monetary damages against the defendants in unspecified amounts. We believe the lawsuit is without merit and will vigorously defend the lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2003.

Item 4A.	Executive Officers of the Registrant

(a)	Executive Officers of the Registrant

      The Executive Officers of our company are:

Name	Age	Position

Robert F. Olson	48	President and Chief Executive Officer and Chairman of the Board
Gregg A. Waldon	43	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer
Frank A. Radichel	55	Executive Vice President of Research & Development
Daniel P. Ryan	45	Executive Vice President of Marketing/ Business Development
Mark K. Ruport	51	Executive Vice President of Operations

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

      Mark K. Ruport has served as our Executive Vice President of Operations since the acquisition of Optika Inc. in May 2004. From February 1995 through May 2004, he served as President and Chief Executive Officer and a director of Optika Inc. From June 1990 to July 1994, he served as President and Chief Operating Officer, and later Chief Executive Officer, of Interleaf, Inc., a publicly held software and services company that develops and markets document management, distribution and related software. From 1989 to 1990, he was Senior Vice President of Worldwide Sales of Informix Software, where he was responsible for direct and indirect sales and original equipment manufacturers. From 1985 to 1989, he served as Vice President North American Operations for Cullinet Software. Mr. Ruport was appointed as Executive Vice President of Operations pursuant to an employment agreement entered into in connection with the terms of the agreement related to the merger with Optika.

      Officers of our company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of our company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock, par value $0.01 per share, is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol STEL. At June 8, 2004, our common stock was held by approximately 510 record holders. This does not include shareholders whose stock was held in the name of a bank, broker or other nominee. On June 8, 2004, the closing sale price of a share of our common stock was $8.53.

      The high and low sale prices per share of our common stock for the four quarters during the fiscal years ended March 31, 2003 and 2004 were as follows:

	High	Low

Fiscal year ended March 31, 2003:
First Quarter	$8.85	$3.94
Second Quarter	5.50	3.32
Third Quarter	5.85	3.14
Fourth Quarter	5.82	3.75
Fiscal year ended March 31, 2004:
First Quarter	$6.54	$3.60
Second Quarter	9.24	5.17
Third Quarter	10.96	7.71
Fourth Quarter	10.50	6.74

Dividend Policy

      We have never paid cash dividends on the common stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The information required by Item 201(d) of Regulation S-K is incorporated by reference from item 12 of this Annual Report on From 10-K.

Item 6.	Selected Financial Data

      The Selected Consolidated Financial Data (in thousands except per share data) presented below as of and for each of the fiscal years in the five year period ended March 31, 2004 have been derived from our Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes.

	Year Ended March 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product licenses	$17,480	$53,853	$66,908	$40,364	$41,571
Services	4,880	12,868	21,432	25,070	34,203

Total revenues	22,360	66,721	88,340	65,434	75,774

Cost of revenues:
Product licenses	1,708	3,899	5,005	6,480	4,936
Amortization of capitalized software from acquisitions	—	700	966	1,892	1,574
Services	2,400	7,190	13,392	12,146	17,157

Total cost of revenues	4,108	11,789	19,363	20,518	23,667

Gross profit	18,252	54,932	68,977	44,916	52,107

Operating expenses:
Sales and marketing	10,076	29,448	46,672	38,343	39,122
General and administrative	3,853	9,016	11,884	11,301	8,856
Research and development	2,878	9,756	17,601	15,766	13,263
Acquisition and related costs	1,972	775	237	1,127	—
Amortization of acquired intangible assets and other	460	9,808	12,914	6,635	2,006
Restructuring charges	—	—	—	4,368	743
Acquired in-process research and development	—	10,400	—	—	—

Total operating expenses	19,239	69,203	89,308	77,540	63,990

Loss from operations	(987)	(14,271)	(20,331)	(32,624)	(11,883)
Other income (expense):
Interest income (expense) net	1,466	7,000	3,755	1,957	982
Investment (impairment) gain on sale	—	(400)	(5,722)	(1,733)	388

Net income (loss)	$479	$(7,671)	$(22,298)	$(32,400)	$(10,513)

Earnings (loss) per share — basic and diluted:
Net income (loss)	$0.03	$(0.36)	$(1.00)	$(1.45)	$(0.48)

Weighted average common shares — basic	16,462	21,472	22,286	22,345	22,028
Weighted average common shares — diluted	18,057	21,472	22,286	22,345	22,028

	As of March 31,

	2000	2001	2002	2003	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$133,742	$106,510	$96,158	$81,169	$73,512
Working capital	137,112	109,279	102,850	69,823	72,520
Total assets	147,315	181,586	165,926	129,709	124,688

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

      In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business information using the Web. From the beginning, Stellent focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. This focus remains true today. While early on we developed document management and Web content management applications, in recent years we also expanded our product set to address market needs for Web-based management of digital assets, which are digital materials such as photos and graphics, and business records.

      The business information we manage for our customers is in an electronic form and is generally considered “unstructured data,” or data that is not easily managed by relational databases. In fact, the vast majority of information in any business is considered to be unstructured information, and typically resides in areas such as personal computers, conventional file servers and paper documents.

      In fiscal year 2004, our Universal Content Management software addressed primarily five areas of the enterprise content management market: Web content management, document management, collaboration, records management and digital asset management. Currently, customers use our Universal Content Management software to organize and maintain the electronic business information created by internal and external sources using a broad range of common software applications, such as Microsoft Office, AutoDesk AutoCAD and Sun StarOffice. This electronic business information includes items such as Web pages, digital assets, scanned images, Microsoft Word documents, spreadsheets and forms. Our software also assists in the conversion of paper documents to electronic format. Using Stellent technology, customers can then publish that information to public Web sites and/or secure Web sites available only to select audiences. Additionally, software vendors and manufacturers of electronic devices, such as cell phones and PDAs, embed our Content Component software within their own technology to enable users to access and view electronic information from those applications or devices. We market our products primarily to customers in the financial services, healthcare (including insurance), government, and manufacturing industries located in the United States, Canada, Europe, Latin America and Asia.

      Our approach has been to develop our products internally and acquire select third-party technologies that enhance our products’ capabilities. This approach has resulted in an integrated solution that can be used for line-of-business applications or deployed on an enterprise-wide basis by companies. In May 2004, we completed an acquisition in which we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We completed the acquisition of Optika in order to strengthen and expand our Universal Content Management software offerings in the areas of document imaging, business process management and compliance. Accordingly, our financial results in fiscal year 2005 will be difficult to compare to our fiscal year 2004 results.

      Additionally, in August 2003, we acquired certain assets and assumed certain liabilities of Ancept, Inc. for approximately $2 million in cash and 100,000 shares of stock valued at approximately $0.8 million. We acquired the Ancept assets primarily to extend Stellent’s existing digital asset management capabilities, which are designed to acquire, index and keep track of digital material owned by an enterprise. This digital material may include text, graphics, audio, video and animations. The Company is also required to make contingent payments based upon certain license revenue amounts for two years from the date of acquisition. The Company has recognized approximately $1.0 million in revenue in fiscal year 2004 related to this acquisition.

Market Trends

      We have experienced a very difficult business environment beginning in the middle of our fiscal year 2002. During this period and through our fiscal year 2004, there have been dramatic reductions in spending on information technology, both in the United States and internationally. In our fiscal year 2004, we derived approximately 72 percent of our revenue from the United States market and approximately 28 percent from various international markets, primarily Europe. While we believe the spending in information technology in the United States has been better than the international markets, we have also been expanding into the Asian markets, particularly Japan. The percentage of revenue derived from Asia remains small compared to the United States and Europe.

      This difficult business climate has shifted our revenue mix substantially over the past three years and our license revenue, as a percent of total revenue, has decreased from 76% to 62% to 55% in fiscal years 2002, 2003 and 2004, respectively. We have seen customers downsize their information technology employees and they have consequently placed greater emphasis on using our consulting services group, or other third parties, to implement the software they have licensed from us. This is reflected in our consulting services and training revenue, as a percent of total revenue, which has increased from 11% to 15% to 19% in fiscal years 2002, 2003 and 2004, respectively. We expect our customer base to continue to grow, and with it an increase in post-contract support revenue. This is reflected in our post-contract support revenue, as a percent of total revenue, which has increased from 13% to 23% to 26% in fiscal years 2002, 2003 and 2004, respectively. With more of our revenues coming from services, our overall gross margins may decrease. We believe that our license revenue in fiscal year 2005, as a percent of total revenue, will decrease modestly from fiscal year 2004 as a result of these continued trends.

      We believe Stellent today can compete effectively in a rapidly evolving marketplace. Based on industry analysts’ opinions, our opinions, and current and prospective customers’ opinions regarding IT investment priorities in the next several years, we believe the content management market is healthier than many other segments of the information technology sector and that it will perform better than the average information technology sector in customer spending during fiscal year 2005. We believe that:

•	The trend toward companies increasingly using the Web for communicating and publishing business information will continue. Moreover, we believe that the trend toward more individuals creating more information that those companies will seek to organize, maintain and publish on public or private Web sites will continue,

•	Portable electronic devices will be used increasingly to view electronic information and that software sales in the general information technology sector will improve modestly, which is important to us as our Content Component software is imbedded in both of these products,

•	Content within the enterprise will grow at an exponential rate. According to the University of California Berkeley School of Information Management and Systems, the amount of new information stored on paper, film, optical and magnetic media has doubled in the last three years. New information produced in those forms during 2002, according to the research, was equal in size to half a million new libraries, each containing a digitized version of the print collections of the entire Library of Congress. With the acquisition of Ancept, we believe that we will be able to compete effectively in this area, which we believe will increase our license revenue,

•	Vendor consolidation will continue to be a driving force in technology buying decisions. Companies want to manage all of their business information using the fewest number of vendors possible and from ones that are financially viable. And all sizes of organizations are looking for technology that delivers a broad set of robust content management solutions, without requiring them to invest millions of dollars building infrastructures that are difficult and expensive to maintain over time. With the acquisition of

Optika, we believe that this will give us additional financial strength and increase profitability, and we now have a broader set of content management solutions that organizations are requesting,

•	Compliance mandates and records management initiatives are increasingly driving technology purchasing decisions, and influencing which vendors are selected to power information-related initiatives. In fact, forty percent of respondents to an InformationWeek survey said compliance has been a catalyst for change within their organization. And according to Gartner, ninety percent of public companies are still trying to put compliance efforts in place. With our acquisition of Optika, we believe that we are well positioned in this area to take advantage of this trend.

      While we believe the general and long-term market trends identified above will create continued demand for our products, the market for content management software and our products at any particular time is highly dependent on information technology spending. Weak United States and international economic conditions resulted in reduced information technology spending since the middle of fiscal year 2002. We cannot be certain whether, and if so, when, spending on information technology will rebound. We believe continuing difficult economic and market conditions are putting pressure on the ability of certain content management software companies to survive as independent entities, if at all. A consolidated content management software market may be inviting to larger software vendors that traditionally have marketed infrastructure, or business transaction processing, software. If infrastructure software vendors, some of which have access to significantly greater financial and technical resources that we do, enter the content management software market, our business and operation results may be significantly adversely affected. We cannot be certain whether infrastructure software vendors will enter the content management software market.

Restructurings

      Beginning in April 2002 and continuing through April 2003, we implemented several cost cutting measures, including a reduction in work force of approximately 24% since March 31, 2002 of 446 employees to 340 employees at March 31, 2003. These restructuring measures were in response to the economic slowdown both in the United States and internationally and were in all functional areas and geographies. Although we implemented the restructurings to reduce overall costs, we have recently been investing in certain areas in order to expand our customer base and grow our revenues. Because of this, we anticipate that the percentage of expenses as compared to total revenues represented by sales and marketing expenses, research and development expenses and general and administrative expenses will fluctuate from period to period depending primarily on when we hire new personnel, the timing of certain sales and marketing programs, the research programs that we put in place and the potential expansion of operations. In addition, our limited operating history makes it difficult for us to predict future operating results. We cannot be certain that we will sustain revenue growth. Additional information on our restructuring plans is contained in footnote 9 to the financial statements.

      In connection with the integration of Optika and in connection with our plans to reduce costs and improve operating efficiencies, we adopted a restructuring plan on June 2, 2004. This restructuring plan includes the termination of 31 employees and the closure of our New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan are expected to be approximately $2.5 million to $3.0 million. We expect the restructuring to reduce our operating expenses and increase our cash flow by approximately $1.7 million in the second half of our fiscal year 2005.

RESULTS OF OPERATIONS

      In fiscal year 2003, our consolidated results of operations were impacted by weak economic conditions in the United States and internationally, which resulted in substantially reduced spending on information technology initiatives. During fiscal year 2004, we continued to market and license our products and services primarily through a direct sales force and augmented our sales efforts through other relationships, such as with other software vendors, systems integrators, resellers and others. Our total revenues generated from operations outside of the United States increased slightly in fiscal year 2004 to 28% from approximately 23% in fiscal year 2003. No customer accounted for more than 10% of revenues in fiscal year 2004.

Revenues

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except for
	percentages)
Product licenses	$41,571	$40,364	$66,908	3%	(40)%
Services	34,203	25,070	21,432	36%	17%

Total	$75,774	$65,434	$88,340	16%	(26)%

As a percentage of total revenue:
Product licenses	55%	62%	76%
Services	45%	38%	24%

      Total revenues increased by $10.3 million, or 16%, to $75.7 million for fiscal year 2004 from $65.4 million for fiscal year 2003. The increase in revenues was due to an increase in revenues for services due to a larger base of installed products and an increased reliance by our customers to use our Consulting Services personnel to implement our software. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our services revenue to grow.

      Total revenues decreased by $22.9 million, or 26%, to $65.4 million for fiscal year 2003 from $88.3 million for fiscal year. The decrease in revenues was due to a $26.5 million decrease in our product license revenues as a result of the worldwide economic slowdown during that period, which resulted in a reduction in overall customer spending in information technology initiatives. The decrease in product license revenues was partially offset by a $3.7 million increase in revenues for services due to a larger base of installed products.

      Sales outside the United States represented 28%, 23%, and 23% of our total revenues in fiscal years 2004, 2003, and 2002, respectively.

Product Licenses

      Revenues for product licenses increased by $1.2 million, or 3%, to $41.6 million for year 2004 from $40.4 million for fiscal year 2003. The increase in revenues was attributable to an increase in Content Components software revenues in the United States and Europe and sales of Universal Content Management software in Japan. The increase in our Universal Content Management and Content Components software licenses was due to a moderate increase in demand mitigated by continued long sales cycles for those products. The market for Universal Content Management software and our products at any particular time is highly dependent on information technology spending and we cannot be uncertain whether, and if so, when, spending on information technology will rebound. As a result of the Optika merger, we anticipate that the percentage of license revenue to total revenue will remain consistent in fiscal year 2005 compared to fiscal year 2004, but that license revenue in absolute dollars will increase as a result of the merger.

      Revenues for product licenses decreased by $26.5 million, or 40%, to $40.4 million for fiscal year 2003 from $66.9 million for fiscal year 2002. The decrease in revenues was attributable to a decrease of approximately $20.5 million in Universal Content Management and $6.5 million in Content Components software revenues in the United States partially offset by a $0.5 million increase in software revenues internationally. The decrease in our Universal Content Management and Content Components software licenses was due to low demand and long sales cycles for those products, both resulting from reduced information technology spending.

Services

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except for
	percentages)
Consulting services and training	$14,349	$9,726	$9,648	48%	1%
Post-contract customer support	19,854	15,344	11,784	29%	30%

Total	$34,203	$25,070	$21,432	36%	17%

As a percentage of total revenue:
Services and training	19%	15%	11%
Post-contract customer support	26%	23%	13%

      Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $9.1 million, or 36%, to $34.2 million for fiscal year 2004 from $25.1 million for fiscal year 2003. The increase in revenues for services was due to a $4.6 million increase in consulting services revenue as our customers’ software implementations have become larger and more numerous and an increase in post-contract customer support of approximately $4.5 million due to a larger installed base of Universal Content Management and Content Component products. As a result of the Optika merger, we anticipate that the percentage of service revenue to total revenue will remain consistent in fiscal year 2005 compared to fiscal year 2004, but that service revenue in absolute dollars will increase as a result of the merger.

      Generally, customers prefer to have us perform the consulting services rather than using internal information technology staff, a trend we believe will continue. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward electronic devices being used increasingly to view electronic information to continue, we expect our installed base of products to continue to grow and our services revenues attributable to post-contract customer support to continue to increase

      Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $3.7 million, or 17%, to $25.1 million for fiscal year 2003 from $21.4 million for fiscal year 2002. The increase in revenues for services was attributable to an increase in post-contract customer support due to a larger installed base of Universal Content Management and Content Component products.

      To the extent that our license revenues decline in the future, our support and services revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting services engagements. Additionally, since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact will lag behind a decline in license revenues.

Cost of Revenues and Gross Profit

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except for
	percentages)
Cost of product licenses	$4,936	$6,480	$5,005	(24)%	29%
Cost of amortization of capitalized software from acquisitions	1,574	1,892	966	(17)%	96%
Cost of services	17,157	12,146	13,392	41%	(9)%

Total	$23,667	$20,518	$19,363	15%	6%

Gross profit	$52,107	$44,916	$68,977
As a percentage of total revenue:
Cost of product licenses	7%	10%	6%
Cost of amortization of capitalized software from acquisitions	2%	3%	1%
Cost of services	22%	18%	15%
Total cost of revenues	31%	31%	22%
Gross margin	69%	69%	78%

       Cost of Revenues — General

      Total cost of revenues increased by $3.1 million, or 15%, to $23.6 million for fiscal year 2004 from $20.5 million for fiscal year 2003. Total cost of revenues as a percentage of total revenues was 31% for fiscal years 2004 and 2003. Gross profit increased by $7.2 million, or 16%, to $52.1 million for fiscal year 2004 from $44.9 million for fiscal year 2003. Total gross profit as a percentage of total revenues was 69% for the fiscal years 2004 and 2003. The increase in gross profit dollars and percentage was attributable to the increase in product license revenues and services described above.

      Total cost of revenues increased by $1.1 million, or 6%, to $20.5 million for fiscal year 2003 from $19.4 million for fiscal year 2002. Total cost of revenues as a percentage of total revenues was 31% for fiscal year 2003 compared to 22% for fiscal year 2002. Gross profit decreased by $24.1 million, or 35%, to $44.9 million for fiscal year 2003 from $69.0 million for fiscal year 2002. Total gross profit as a percentage of total revenues was 69% for fiscal year 2003 compared to 78% for fiscal year 2002. The decrease in gross profit dollars and percentage was attributable to the decrease in product license revenues from $66.9 million in fiscal year 2002 to $40.4 million in fiscal year 2003. The increase in cost of revenues was due to increased amortization of prepaid royalties and capitalized software.

       Cost of Revenues — Product Licenses

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Cost of product licenses	$4,936	$6,480	$5,005	(24)%	29%
Cost of amortization of capitalized software from acquisitions	1,574	1,892	966	(17)%	96%

Total	$6,510	$8,372	$5,971	(22)%	40%

Gross profit — licenses	$35,061	$31,992	$60,937
As a percentage of license revenue:
Cost of product licenses	12%	16%	8%
Cost of amortization of capitalized software from acquisitions	4%	5%	1%
Total cost of license revenues	16%	21%	9%
Gross margin	84%	79%	91%

      Cost of product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of product licenses represented 7%, 10%, and 6% of total revenues in fiscal years 2004, 2003 and 2002, respectively.

      Cost of revenues for product licenses decreased by $1.5 million or 24%, to $5.0 million for fiscal year 2004 from $6.5 million for fiscal year 2003. Gross profit as a percentage of revenues for product licenses was 88% for fiscal year 2004 and 84% for fiscal year 2003. The decrease in cost of revenues for product licenses was attributable to increased sales of our CCD products, which generally have a lower cost of sales than our Universal Content Management products, a change in product mix in our Universal Content Management products and a reduction in certain costs related to royalties for third-party technology incorporated into our products, which became fully amortized in the previous fiscal year. As new versions of our Universal Content Management software continue to be released, we have elected to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality that we believe is necessary to be competitive. We expect to continue to license or purchase third party software to be included in our Universal Content Management products, which may cause our costs of revenues to increase.

      Cost of revenues for product licenses increased by $1.5 million or 29%, to $6.5 million for fiscal year 2003 from $5.0 million for fiscal year 2002. Gross profit as a percentage of revenues for product licenses was 84% for fiscal year 2003 and 93% for fiscal year 2002. The increase in cost of revenues was attributable to increased amortization of prepaid royalties of approximately $1.1 million and the increased amortization of capitalized software developed for us by a third party or purchased from a third party of approximately $0.4 million. As new versions of our Universal Content Management software continue to be released, we have elected to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality that we believe is necessary to be competitive. We expect to continue to license or purchase third party software to be included in our Universal Content Management products, which may cause our costs of revenues to increase.

      Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $1.6 million for fiscal year 2004 compared to $1.9 million for fiscal year 2003. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, and Ancept in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD. We acquired technology from the companies listed above to incorporate the technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

      Cost of revenues related to amortization of capitalized software from acquisitions increased $0.9 million for fiscal year 2003 to $1.9 million from $1.0 million for fiscal year 2002. The increase in cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization over a three year period of $2.7 million of capitalized software obtained in the acquisition of the assets of Kinecta Corporation in April 2002. We acquired Kinecta for its proprietary content distribution technology and have incorporated the technology into our Universal Content Management products in order to maintain competitive functionality.

       Cost of Revenues — Services

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Consulting services and training	$13,272	$8,416	$10,021	58%	(16)%
Post-contract customer support	3,885	3,730	3,371	4%	11%

Total	$17,157	$12,146	$13,392	41%	(9)%

Gross profit	$17,046	$12,924	$8,040
As a percentage of respective revenue:
Consulting services and training cost of revenues	92%	86%	104%
Post-contract customer support cost of revenues	20%	24%	29%
Gross margin — services total	50%	52%	38%

      Cost of services revenues, consisting of personnel for consulting services, training and post-contract customer support, increased by $5.0 million, or 41%, to $17.1 million for fiscal year 2004 from $12.1 million for fiscal year 2003. Gross profit as a percentage of revenues for services was 50% for fiscal year 2004, compared to 52% for fiscal year 2003. The decrease in the gross profit as a percentage of services revenues was due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in consulting services revenue. The increase in the gross profit dollars was due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software and better utilization of consulting services personnel related to our Universal Content Management software. As a result of the Optika merger, we anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease in fiscal year 2005 from fiscal year 2004 as we believe that we can optimize the combined departments and increase the services utilization. During the recent economic slowdown, we saw less competition for skilled software post-contract customer support personnel than we experienced during stronger economic periods. If economic conditions improve, competition for skilled software post-contract customer support personnel may increase and our services costs of revenues may increase and may offset certain of the anticipated cost savings related to the Optika merger.

      Cost of services revenues, consisting of personnel for consulting services, training and post-contract customer support, decreased by $1.3 million, or 9%, to $12.1 million for fiscal year 2003 from $13.4 million for fiscal year 2002. The increase in the gross profit dollars and as a percentage of services revenues was due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which required very little support staff, as support generally was provided by the company that embeds our software. Additionally, we had better utilization of our consulting services personnel in fiscal year 2003 who were providing the services.

      Since our support and service revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our support and service revenues increase as a percent of total revenues. Our cost of support and service revenues as a percentage of support and service revenues may vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators. If our customers perform more services activities in-house or increase the use of third-party systems integrators, our support and service revenues and cost of support and service revenues realized on a per-customer basis may decline.

Operating Expenses

Sales and Marketing

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Sales and marketing	$39,122	$38,343	$46,672	2%	(18)%
Percentage of total revenues	52%	59%	53%

      Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased by $0.8 million, or 2%, for fiscal year 2004 to fiscal year 2003. As a percentage of total revenues, sales and marketing expenses were 52% for fiscal year 2004 compared to 59% for fiscal year 2003. The increase in dollars was attributable to costs related to our global users conference held in October 2003 and other sales events, and was partially offset by reduced commission expenses related to the mix of products sold. As a result of the Optika acquisition, we believe that our sales and marketing expenses as a percentage of total revenue will decrease in fiscal year 2005 from fiscal year 2004 as we optimize and combine the two sales and marketing departments and increase the productivity of our sales personnel. During fiscal 2004, we saw less competition for general software sales and marketing personnel than we experienced during stronger economic periods. However, competition has intensified for sales personnel who have been successful in the current market conditions. If economic conditions improve, competition for general software sales and marketing personnel may increase and our sales and marketing expenses may increase and may offset certain of the anticipated cost savings related to the Optika acquisition.

      Sales and marketing expenses decreased by $8.4 million, or 18%, for fiscal year 2003 from fiscal year 2002. Sales and marketing expenses as a percentage of total revenues were 59% for fiscal year 2003 compared to 53% for fiscal year 2002. Approximately $6.4 million of the decrease in sales and marketing expense was due to decreased staffing and related costs attributable to the restructurings of our company during fiscal year 2003, reduced commission expense of approximately $1.5 million as a result of decreased sales and decreased travel expense of approximately $0.5 million. We reduced sales and marketing expenses in connection with management’s plan to reduce costs and improve operating efficiencies to better align our operations with our revenue base.

General and Administrative

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
General and administrative	$8,856	$11,301	$11,884	(22)%	(5)%
Percentage of total revenues	12%	17%	13%

      General and administrative expenses consist of salaries and related costs for, general corporate functions, including finance accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. For fiscal year 2004, general and administrative expenses decreased by $2.4 million, or 22%, from fiscal year 2003, due to a decrease in expenses associated with fewer personnel as a result of the restructurings undertaken by the company and a decrease in bad debt expense of $2.5 million partially offset by increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government and by the class action lawsuit. As a result of the Optika acquisition, we believe that our general and administrative expenses will decrease as a percentage of total revenue in fiscal year 2005 from fiscal year 2004 as we will consolidate the accounting, finance and human resource departments and operate these departments from our corporate headquarters. Additionally, we anticipate further expense reductions as a percentage of total revenue as we eliminate duplicate expenses such as certain insurance expenses and professional services expenses. However, these expense reductions may be partially offset as we expect to be subject to increasing corporate governance regulations and may be required to increase general and administrative spending to comply with such regulations Congress, the Securities and Exchange Commission and the national stock exchanges have enacted or have proposed to enact for publicly traded companies.

      For fiscal year 2003, general and administrative expense dollars decreased by $0.6 million, or 5%, from fiscal year 2002, due to decreased personnel expenses associated with fewer personnel as a result of the restructurings of approximately $1.6 million, partially offset by an increase in the bad debt expense of approximately $1.0 million. The increase in bad debt was caused by certain of our customers becoming unable to pay their debts due to a downturn in their business, or discontinuation of their business caused by the downturn in the economy and the reduction in spending for high technology products.

Research and Development

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Research and development	$13,263	$15,766	$17,601	(16)%	(10)%
Percentage of total revenues	18%	24%	20%

      Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For fiscal year 2004, research and development expenses decreased by $2.5 million, or 16%, from fiscal year 2003, due to reduced average headcount, the consolidation of research and development facilities and the completion of certain research and development projects in fiscal year 2003. As a result of the Optika acquisition, we believe that our fiscal year 2005 research and development expenses will remain consistent as a percentage of total revenue as compared to fiscal year 2004 as no significant changes are anticipated with respect to headcount or currently scheduled programs.

      For fiscal year 2003, research and development expenses decreased by $1.8 million, or 10%, from fiscal year 2002, due to decreased staffing and related costs as a result of the restructurings. We reduced research and development expenses in connection with management’s plan to reduce costs and improve operating efficiencies to better align our operations with our revenue base. The reduced average headcount is not anticipated to affect any of our new products currently in development or new version releases of our current products, but may delay or prevent progress on potential products not yet in development, particularly with our Content Component products.

Acquisition and Related Costs

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Acquisition and related costs	$—	$1,127	$237	(100)%	376%
Percentage of total revenues	—%	2%	—%

      Acquisition and related costs were $1.1 million in fiscal year 2003, of which $0.7 million were related to a potential transaction with a Japanese company that would have given us new wireless technologies and an avenue in Japan to generate revenues for our Universal Content Management software. After proceeding with the due-diligence, it was determined that the target company was not situated well enough for us to accomplish previously established goals. The expenses associated with this project represent funds that we advanced to the company for a trade show, product integration testing and test marketing costs of the products. The remaining $0.4 million of acquisition costs represent final development milestone and bonus payments related to the acquisition of Kinecta Corporation in April 2002 and the acquisition of selected assets of Active IQ Corporation. Because we believe market trends may result in consolidation of the content management software market, from time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition and related costs expense may increase substantially.

      Acquisition costs of approximately $0.2 million in fiscal year 2002 consisted of uncapitalized costs related to our acquisition of RESoft in July 2001 and the costs associated with developing the Japanese market through a potential acquisition.

                  Amortization of Acquired Intangible Assets and Other

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Amortization of acquired intangible assets and other	$2,006	$6,635	$12,914	(70)%	(49)%
Percentage of total revenues	3%	10%	15%

      Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, our acquisition of RESoft in July 2001, and our acquisition of Kinecta in April 2002. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and is being amortized over the assets’ estimated useful lives of three to four years. A portion of the purchase price of certain assets of each of RESoft and Kinecta was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Amortization of acquired intangible assets and other expense was $2.0 million for the fiscal year 2004 and $6.6 million for the fiscal year 2003. The decrease was attributable to the completion in June 2003 of amortization of intangibles related to our acquisition of CCD.

      Amortization of goodwill and acquired workforce ceased as of April 1, 2002 in connection with the adoption of SFAS 142. As a result, amortization expense decreased $6.3 million for fiscal year 2003 as compared to fiscal year 2002. We believe the technology that was acquired in these acquisitions is necessary functionality to be competitive. For fiscal 2002, amortization of intangible assets acquired related to our acquisition of CCD in July 2000, and our acquisition of RESoft in July 2001, accounted for as purchases.

Restructuring Charges

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(In thousands,
	except for percentages)
Restructuring charges	$743	$4,368	$—	(83)%	4,368%
Percentage of total revenues	1%	7%	—

      We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the for the information technology markets in the United States and in Europe. During fiscal year 2004, in connection with management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $0.7 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with the remaining $0.3 million related to a change in estimate related to the closing of facilities and other exit costs. These cost reduction measures were taken to better align our business with our current revenue base and what we believe will be continued slow spending by companies in the high tech sector over the next year. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.

      For the fiscal year 2003, we recorded restructuring charges of approximately $4.4 million, compared to no restructuring charges in the fiscal year 2002. These restructuring expenses were taken in the June 30, 2002 quarter of $2.5 million, the September 30, 2002 quarter of $0.8 million, the December 31, 2002 quarter of $0.7 million and the March 31, 2003 quarter of $0.4 million.

      In connection with the integration of Optika and in connection with management’s plans to reduce costs and improve operating efficiencies, the Company approved a restructuring plan on June 2, 2004. The restructuring plan includes the termination of 31 employees of Stellent, Inc. and the shutdown of the Company’s New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan are estimated to be approximately $2,500 to $3,000. The effect on expenses and cash flows over the next year associated with the termination of these employees is expected to be a decrease in expenses and increase in cash flow of approximately $1.7 million. The effect on expenses over the next year associated with the closing of the facilities and other exit costs is expected to have an immaterial effect on expenses and cash flows. The expense decrease of approximately $1.7 million is anticipated to be in the areas of cost of revenues for services of $0.3 million and selling and marketing of $1.4 million.

Other Income (Expense)

	Years Ended March 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands,
	except for percentages)
Interest income	$982	$1,957	$3,755	(50)%	(48)%
Investment gain on sale (impairment)	388	(1,733)	(5,722)	122%	70%
As a percentage of total revenues:
Interest income	1%	3%	4%
Investment impairment	1%	(3)%	(6)%

      Interest income. Interest income for all years was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.

      The decreases in net interest income for the fiscal years ended March 31, 2004 and 2003 were due to decreases in the interest rates earned by invested funds which declined over 50% each period, and reduced amounts of invested funds.

      Investment impairment. During fiscal year 2004, we sold our shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. We realized approximately $0.4 million in proceeds and gain from the sale.

      During fiscal year 2003, our investment impairment was approximately $1.7 million. In the last quarter of fiscal year 2003, after purchasing certain assets of Active IQ and reviewing its public disclosures, which stated it was selling the remaining operating assets of the company to another party, we determined that a permanent decline in value had occurred and recorded a write-down of approximately $1.1 million. During the first three quarters of fiscal year 2003, we determined that a permanent decline in the value of certain of our investments in other companies had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $0.6 million.

      During the fiscal year 2002, we determined that a permanent decline in the value of certain of our investments in other companies had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $5.7 million.

Net Operating Loss Carryforwards

      As of March 31, 2004, we had net operating loss carryforwards of approximately $96.9 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of March 31, 2004 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets. See Note 7 to the Consolidated Financial Statements included in Item 15(a)1.

Liquidity and Capital Resources

      We have funded our operations and satisfied our capital expenditure requirements through revolving working capital and term loans from banking institutions, private placements and public offerings of securities.

      To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for fiscal year 2004 and 2003 were $2.3 million and $1.0 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At March 31, 2004, we did not have any material commitments for capital expenditures.

      As of March 31, 2004, we had $73.5 million in cash and marketable securities and $72.5 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2005. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

      We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

      Cash, cash equivalents and marketable securities decreased $7.7 million, or 9%, to $73.5 million as of March 31, 2004 from $81.2 million at March 31, 2003. Our cash, cash equivalents and marketable securities decreased $15.0 million, or 16% from fiscal 2002 to fiscal 2003. The decreases were due to the operating losses experienced in those years.

      Cash provided (used) in 2004, 2003 and 2002 was as follows (in thousands):

	Years Ended March 31,

	2004	2003	2002

Cash provided by (used in) operating activities	$(5,809)	$(8,020)	$(2,890)
Cash provided by investing activities	10,307	21,133	13,883
Cash provided by (used in) financing activities	1,867	(2,704)	1,071

      Operating Activities. Net cash used in operating activities of $5.8 million in fiscal year 2004 resulted from a loss from operations of $10.5 million. After excluding the effects of non-cash expenses including depreciation and amortization of $3.4 million and amortization of intangible assets of $3.6 million, the adjusted cash usage before the effect of changes in working capital components was $3.5 million. Additional cash usage was the result of an increase of $3.6 million in accounts receivable, $0.7 million in prepaid expenses and other current assets and $0.4 million related to the sale of an investment in another company, partially offset by an increase of $1.9 million in deferred revenues and other accrued liabilities and an increase of approximately $0.5 million in accounts payable.

      Net cash used in operating activities of $8.0 million in fiscal year 2003 resulted from a loss from operations of $32.4 million. After excluding the effects of non-cash expenses including depreciation and amortization of $3.2 million, amortization of intangible assets of $8.5 million, $1.7 million of investment impairment and including the tax benefit reduction of employee stock option exercises of $4.9 million, the adjusted cash usage before the effect of changes in working capital components was $23.9 million. Additional cash provided was the result of a decrease of $3.0 million in accounts receivable, a decrease of $4.4 million in prepaid expenses and other current assets, an increase of $8.5 million in deferred revenue and other accrued liabilities.

      Net cash provided by operating activities of $2.9 million in fiscal year 2002 resulted from a loss from operations of $22.3 million offset by non-cash items including depreciation and amortization of $2.3 million, amortization of intangible assets of $13.9 million, and $6.1 million related to investment impairment. Additional cash usage was the result of an increase of $5.6 million in prepaid expenses and other current assets, a decrease of $1.0 million in accrued expenses and other liabilities, partially offset by a decrease of $2.8 million in accounts receivable and an increase of $0.9 million in accounts payable and other.

      A number of non-cash items were charged to expense and increased our net loss in 2004, 2003 and 2002, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

      Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 84 days, 84 days and 119 days on March 31, 2004, 2003 and 2002, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

      Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

      Investing Activities. Net cash provided by investing activities was $10.3 million for fiscal year 2004. This resulted from net proceeds from investment activity of $14.4 million and a $0.4 million investment gain on sale, partially offset by approximately $2.3 million to purchase property and equipment and $2.2 million used to acquire Ancept, Inc.

      Net cash provided by investing activities was $21.1 million in fiscal year 2003. This resulted from net proceeds from investment activity of $25.6 million, partially offset by $1.0 million to purchase property and equipment and $3.5 million to purchase Kinecta and Active IQ.

      Net cash used in investing activities was $13.9 million in fiscal year 2002. This resulted from net cash used in investment activity of $22.4 million; partially offset by $3.4 million of purchases property and equipment; $1.6 million to purchase technology and approximately $3.5 million of investments and notes in other companies.

      We have classified our investment portfolio as “available for sale,” and our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

      We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

      Financing Activities. Net cash provided by financing activities of $1.9 million in fiscal 2004 included approximately $2.2 million from the net proceeds from the issuance of common stock, partially offset by $0.3 million of repurchased stock.

      Net cash used in financing activities of $2.7 million in fiscal 2003 included $3.5 million of repurchased stock, partially offset by $0.8 million from the net proceeds from issuance of common stock.

      Net cash provided by financing activities of $1.1 million in fiscal 2002 included approximately $4.7 million from the net proceeds from issuance of common stock , partially offset by $3.6 million in repurchased stock.

      Our cash flows from financing activities are the result of cash receipts from the issuance of common stock, our repurchases of common stock and treasury stock, and borrowings and payments under our lines of credit. We have used our lines of credit to finance purchases of property and equipment. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. We may continue to use lines of credit to finance our equipment purchases to the extent that such financing is available to us on acceptable terms. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.

Financial Risk Management

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada. At the present time, the exposure is not significant. We do not anticipate significant currency gains or losses in the near term.

      We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Contractual Obligations

      The table below discloses a summary of the Company’s specified contractual obligations at March 31, 2004 (in thousands):

		Under	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Earn out payments(1)	$1,550	$690	$860	$—	$—
Operating leases	10,001	3,143	2,950	868	3,040

Total	$11,551	$3,833	$3,810	$868	$3,040

(1)	The Company has agreed to make earn out payments dependent upon the future revenue performance of certain companies acquired. The expected payments noted above were based on the anticipated future levels of revenues of the acquired companies.

Critical Accounting Policies and Estimates

      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts;

•	estimating the accrual for restructuring and excess facilities costs;

•	Accounting for income taxes; and

•	valuation and evaluating impairment of long-lived assets, intangible assets and goodwill.

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

      We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers’ ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers’ financial condition.

Accounts Receivable and Allowance for Doubtful Accounts

      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2004 and 2003, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $1.1 million and $1.4 million, respectively. These amounts represent 6% and 8% of total accounts receivable at March 31, 2004 and 2003, respectively.

Restructuring and Excess Facilities Accrual

      Due to the recent economic slowdown and associated reduction in information technology spending, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.

Workforce Reductions

      In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At March 31, 2004, no significant amounts were accrued for future severance and termination benefits payments.

Excess Facilities

      In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At March 31, 2004, we had $0.5 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each period based on current real estate market conditions.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we have recorded a full valuation allowance of $56.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $81.1 million and foreign net operating losses of approximately $15.8 million at March 31, 2004, which begin to expire in 2011. These NOL’s are subject to annual utilization limitations due to prior ownership changes.

      Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, “Accounting for Income Taxes,” by assessing the available positive and negative evidence surrounding its recoverability.

      We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” approach is satisfied.

Valuation and Evaluation of Impairment of Long-lived Assets, Goodwill and Other Acquired Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized but reviewed for impairment annually, when factors indicating impairment are present. We completed our transitional goodwill impairment test on April 1, 2002 and determined that no impairment existed at that time. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engaged an independent outside professional services firm to assist us in our impairment testing of goodwill as of January 1, 2003. Based on this assistance, we completed our annual goodwill impairment test on January 1, 2003 and reviewed this valuation and our financial position as of January 1, 2004 and determined that there was no impairment of goodwill at those times. Additionally, no circumstances occurred during the fourth quarter of fiscal year 2004 which would have created an impairment loss at March 31, 2004.

      We evaluate the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through fiscal year 2004.

Recent Accounting Pronouncements

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

Related Party Transactions

      In December 2001, we entered into a note receivable of $3.5 million with a distributor. Through March 2002, the distributor paid the minimum payments required under the note receivable with its own cash, and at the end of March 2002, it paid off the remaining note receivable with short-term bridge financing. The distributor completely repaid this short-term bridge financing in April 2002 through a traditional banking relationship. The short-term bridge financing was provided at normal market rates by Beartooth Capital, a venture financing organization controlled and funded by Robert Olson, a shareholder and chairman of Stellent. There was no relationship prior to the bridge financing, and there is no existing relationship between Beartooth Capital and the distributor. Furthermore, we provided no compensation or guarantees to Beartooth Capital or Robert Olson for the short-term bridge financing, nor were we otherwise involved in this transaction.

      At March 31, 2002, we held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in publicly traded technology companies listed on Nasdaq, primarily Active IQ, in which the Company owned 5.4%, exclusive of warrants. At March 31, 2003, we had investments in two non-public companies owning approximately 9% to 13% of these companies. At March 31, 2004, our investments in these non-public companies was approximately 8% and 11% of the companies, respectively. A permanent decline in value had not been recorded in fiscal 2003 or 2004 for these investments. Investments in these companies were made with the intention of giving us opportunities to have new technologies developed for us or to give us leverage into certain vertical markets that we may not otherwise be able to obtain on our own. The value of these investments at March 31, 2003 and 2004 was approximately $1.1 million. At March 31, 2002, the market value of our equity in Active IQ was approximately $0.1 million more than the investment value of $1.2 million. This difference was reported as ‘accumulated other comprehensive income (loss)‘ in the shareholders’ equity section on the consolidated balance sheet for the year ended March 31, 2002. Upon our acquisition of certain assets of Active IQ (see note 2) in March 2003, we recorded an impairment of approximately $1.1 million related to its investment in Active IQ. For substantially all of the year ended March 31, 2003, the Company’s investment in Active IQ was less than 5%. In fiscal 2004, the Company sold this investment and recorded a gain of approximately $0.4 million.

      During the year ended March 31, 2002, we recognized license revenue of approximately $2.0 million from companies in which we had an equity investment, with approximately $1.4 million coming from Active IQ in December 2001. At March 31, 2002, we had an account receivable balance of $0.1 million associated from these transactions.

      Certain of our officers and directors also held investment interests in Active IQ during the year ended March 31, 2002, approximating 2%. These investments were sold at no gain during the year ended March 31, 2002.

      In December 2001 and March 2003, we entered into sales transactions with a company affiliated with a member of our Board of Directors. Revenue of $0.3 million and $0.4 million from these sales transactions were recorded. At March 31, 2003, we had an account receivable balance of $0.3 million related to these transactions. At March 31, 2004, we had no account receivable balance associated with these transactions.

      During the year ended March 31, 2004, we entered into several transactions with companies affiliated with members of our Board of Directors. Revenue of $0.2 million from these sales transactions was recorded during the year ended March 31, 2004. At March 31, 2004, we had an account receivable balance of approximately $0.1 million associated with these transactions.

      The terms and conditions, including fees, with respect to the transactions were substantially similar to those with unaffiliated third parties negotiated at arms length.

      In March 2004, we entered into a non-exclusive reseller agreement with Optika, Inc., a company with which we had announced a definitive merger agreement in January 2004 (see Note 11). The agreement provided for the sale of Optika products by us. In the year ended March 31, 2004, we recognized approximately $0.2 million of revenue under the agreement.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      The risks and uncertainties described below are not the only risks we face. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you, in particular, view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment.

      You should consider carefully the following factors, in addition to other information in this Annual Report on Form 10-K, in evaluating our company and business.

BECAUSE OUR INFRASTRUCTURE COSTS ARE GENERALLY FIXED AND THE TIMING OF OUR REVENUES FROM QUARTER TO QUARTER IS HIGHLY VARIABLE, OUR FUTURE PERFORMANCE IS DIFFICULT TO PREDICT, MAKING AN INVESTMENT IN OUR COMMON STOCK SUBJECT TO HIGH VOLATILITY.

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

WE HAVE A HISTORY OF MAKING ACQUISITIONS, INCLUDING LARGE STRATEGIC ACQUISITIONS, AND FUTURE POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO COMPLETE OR TO INTEGRATE AND MAY DIVERT MANAGEMENT’S ATTENTION AND CAUSE OUR OPERATING RESULTS TO SUFFER.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE, WHICH WOULD CAUSE OUR FINANCIAL POSITION TO SUFFER AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FALL.

      Our revenues may not grow in future periods and we may not achieve profitability. If we do not achieve profitability, our financial position will suffer and the market price of our stock may fall. Our ability to achieve profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

•	the demand for our products;

•	our ability to quickly introduce new products;

•	the level of product and price competition;

•	our ability to control costs; and

•	general economic conditions.

THE INTENSE COMPETITION IN OUR INDUSTRY FROM RECENT AND EXPECTED INDUSTRY CONSOLIDATION MAY REDUCE OUR FUTURE SALES AND PROFITS.

      The market for our products is highly competitive and is likely to become more competitive from recent and expected industry consolidation. We may not be able to compete successfully in our chosen marketplace, which may have a material adverse effect on our business, operating results and financial condition. Additional competition may cause pricing pressure, reduced sales and margins, or prevent our products from gaining and sustaining market acceptance. Many of our current and potential competitors have greater name recognition, access to larger customer bases, and substantially more resources than we have. Competitors with greater resources than ours may be able to respond more quickly than we can to new opportunities, changing technology, product standards or customer requirements.

WE DEPEND ON THE CONTINUED SERVICE OF OUR KEY PERSONNEL; IF WE LOSE THE SERVICES OF OUR KEY PERSONNEL OUR ABILITY TO EXECUTE OUR OPERATING PLAN, AND OUR OPERATING RESULTS, MAY SUFFER.

      We are a small company and depend greatly on the knowledge and experience of our senior management team and other key personnel. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE AND CONTENT COMPONENT SOFTWARE PRODUCTS FOR OUR REVENUES; IF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE DOES NOT GAIN AND MAINTAIN CUSTOMER ACCEPTANCE, OUR REVENUES AND OPERATING RESULTS MAY SUFFER.

      We currently derive all of our revenues from product licenses and services associated with our system of content management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products, and, if the merger is completed, on Optika’s products, for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products, and, if the merger is completed, on Optika’s products, and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY, WHICH CONSISTS PRIMARILY OF OUR PROPRIETARY SOFTWARE PRODUCTS, AND DO SO COST-EFFECTIVELY, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION MAY SUFFER.

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

OUR PRODUCTS MAY NOT BE COMPATIBLE WITH COMMERCIAL WEB BROWSERS AND OPERATING SYSTEMS, WHICH MAY LIMIT OUR ABILITY TO GENERATE REVENUES FROM OUR PRODUCTS.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR SOFTWARE PRODUCTS DAMAGE CUSTOMERS’ DATA, FAIL TO MAINTAIN ACCESS SECURITY OR OTHERWISE FAIL TO PERFORM TO SPECIFICATIONS, WHICH COULD HARM OUR OPERATING RESULTS AND FINANCIAL POSITION AND REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

      If software errors or design defects in our products cause damage to customers’ data and our agreements do not protect us from related product liability claims, our business, operating results and financial condition may be materially adversely affected. In addition, we could be subject to product liability claims if our security features fail to prevent unauthorized third parties from entering our customers’ intranet, extranet or Internet Websites. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses spread by third parties may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where we operate.

FUTURE REGULATION OF THE INTERNET OR AFFECTING WEB-BASE COMMUNICATIONS COULD BE ADOPTED THAT RESTRICT OUR BUSINESS, WHICH MAY LIMIT OUR ABILITY TO GENERATE REVENUES FROM OUR PRODUCTS.

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

WE HAVE BEEN NAMED A DEFENDANT IN SECURITIES CLASS-ACTION LAWSUITS AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

      Shareholder class-action suits have been filed naming Stellent and certain of our current and former officers and directors as co-defendants. We intend to vigorously defend ourselves against the suits and seek the suits’ dismissal at the appropriate time. However, because litigation by its nature is uncertain and the lawsuit is still in its early stages, the likelihood of a favorable outcome cannot be predicted at this time. If the plaintiff prevailed in the lawsuit and the damages awarded against us significantly exceeded the limits of our insurance policies, this outcome could have a material adverse impact on our Company’s financial condition and results of operations.

      More generally, securities class-action litigation has often been brought against companies following periods of volatility in the price of their securities. This risk is greater for technology companies, which have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class-action claims than companies in other industries. We may in the future be the target of this kind of litigation, and such litigation could also result in substantial costs and divert management’s attention and resources.

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY DUE TO VARIATIONS IN OUR OPERATING RESULTS, CHANGES IN THE SOFTWARE INDUSTRY AND OTHER FACTORS, RESULTING IN SUDDEN CHANGES IN THE MARKET VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

      The market price of our common stock has fluctuated significantly in the past and may do so in the future. The market price of our common stock may be affected by each of the following factors, many of which are outside of our control:

•	variations in quarterly operating results;

•	changes in estimates by securities analysts;

•	changes in market valuations of companies in our industry;

•	announcements of significant events, such as major sales;

•	acquisitions of businesses or losses of major customers;

•	additions or departures of key personnel; and

•	sales of our equity securities.

IF THE WEB DOES NOT CONTINUE TO GROW AND GAIN ACCEPTANCE, THE SIZE OF THE POTENTIAL MARKET FOR OUR PRODUCTS WILL BE LIMITED AND OUR REVENUES AND OPERATING RESULTS COULD SUFFER.

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

OUR EXISTING BOARD OF DIRECTORS AND EXECUTIVE OFFICERS HAVE SIGNIFICANT INFLUENCE OVER US, WHICH THEY COULD USE TO DELAY, DEFER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, DEPRIVING OUR SHAREHOLDERS OF THE OPPORTUNITY TO SELL SHARES AT ABOVE-MARKET PRICES.

      As of March 31, 2004, Robert F. Olson, our President, Chief Executive Officer and the Chairman of our Board of Directors, holds approximately 10.1% of our outstanding common stock. Accordingly, Mr. Olson is able to exercise significant control over our affairs. As a group, our directors and executive officers beneficially own approximately 15.9% of our common stock. These persons have significant influence over our affairs, including approval of the acquisition or disposition of assets, future issuances of common stock or other securities and the authorization of dividends on our common stock. Our directors and executive officers could use their stock ownership to delay, defer or prevent a change in control of our company, depriving shareholders of the opportunity to sell their stock at a price in excess of the prevailing market price.

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

RISKS RELATED TO OUR ACQUISITION OF OPTIKA

REALIZING THE BENEFITS FROM OUR ACQUISITION OF OPTIKA REQUIRES US TO OVERCOME INTEGRATION AND OTHER CHALLENGES WHICH MAY BE DIFFICULT BECAUSE OPTIKA IS ACCUSTOMED TO OPERATING AS AN AUTONOMOUS BUSINESS.

      Any failure to meet the challenges involved in successfully integrating our preexisting operations with those of Optika or to realize any of the anticipated benefits or synergies of the acquisition could seriously harm our operating results. Realizing the benefits of the merger will depend in part on our ability to overcome significant challenges, including:

•	combining Optika’s Colorado-based operations with our Minnesota headquartered preexisting operations;

•	integrating and managing the combined company with a small management team;

•	retaining and assimilating the key personnel of Optika accustomed to working without the oversight of a parent company;

•	integrating the sales organization of Optika, which relies extensively on indirect sales channels and generates a high proportion of maintenance and other revenues, with our preexisting sales organization , which relies extensively on direct sales and generates a high proportion of product license revenues;

•	retaining preexisting customers of each company in light of changes that may occur as a result of the acquisition and attracting new customers while overcoming integration challenges;

•	retaining strategic partners in light of changes that may occur in each company’s operations as a result of the acquisition and attracting new strategic partners while overcoming integration challenges; and

•	creating and maintaining uniform standards, controls, procedures, policies and information for two companies accustomed to operating under autonomous management.

      The risks of failure to overcome these integration challenges include:

•	the potential disruption of our on-going business and distraction of our management;

•	lost sales or decreased revenues as a result of difficulties inherent in combining product offerings, coordinating sales and marketing efforts to communicate effectively our capabilities;

•	the potential need to demonstrate to customers that the acquisition will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFEC TOUR MARKET VALUE.

      In accordance with accounting principles generally accepted in the United States of America, we will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we will allocate the total estimated purchase price in the acquisition to Optika’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and record the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

IN ORDER TO BE SUCCESSFUL, WE MUST RETAIN AND MOTIVATE KEY EMPLOYEES, WHICH MAY BE DIFFICULT IN LIGHT OF THE GEOGRAPHIC SEPARATION OF OUR HEADQUARTERS AND OPTIKA’S OPERATIONS, OPTIKA’S HISTORY OF OPERATING AS AN INDEPENDENT BUSINESS AND UNCERTAINTY REGARDING OPERATIONAL ROLES FOLLOWING THE ACQUISITION; AND FAILURE TO DO SO COULD SERIOUSLY HARM OUR ABILITY TO EXECUTE OUR OPERATING STRATEGY.

      In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Failure to do so could leave us without the management capacity to execute our operating strategy, which could adversely affect our operating results. Retaining and motivating Optika employees may be difficult if we cannot overcome the geographic separation of Optika’s Colorado operations and our Minnesota headquarters to make employees feel like they are a part of a cohesive business operation. We may experience difficulty retaining and motivating Optika employees if those employees feel as though they had greater operating freedom when Optika was an independent business. Our employees may experience uncertainty about their future role with us until or after our strategies are announced or executed. These circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. See Note 1 of Notes to Consolidated Financial Statements.

      The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2004 (dollars in thousands):

2004

Cash, cash equivalents and marketable securities	$73,512
Approximate average interest rate	1.4%

      The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2003 (dollars in thousands):

2003

Cash, cash equivalents and marketable securities	$81,169
Approximate average interest rate	1.8%

      Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase or decrease. Assuming an average investment balance of $60.0 million, if interest rates were to increase (decrease) by 10%, this would result in an approximate $84,000 increase (decrease) in annual interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

      As of March 31, 2004, we did not hold derivative financial instruments and have never held such instruments in the past.

Foreign Currency Risk

      The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2004, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in limited and immaterial amount of foreign currency forward contract activities to date.

Commodity Price Risk

      We did not hold commodity instruments as of March 31, 2004, and have never had such instruments in the past.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003

	(In thousands, except per share amounts)
Total revenues	$20,644	$19,222	$18,521	$17,387
Gross profit	$13,979	$13,253	$12,907	$11,968
Total operating expenses	$14,613	$15,809	$15,643	$17,925
Loss from operations	$(634)	$(2,556)	$(2,736)	$(5,957)
Net loss	$(430)	$(1,931)	$(2,487)	$(5,665)
Basic and diluted net loss per common share	$(0.02)	$(0.09)	$(0.11)	$(0.26)
Shares used in computing basic and diluted net loss per common share	22,265	22,101	21,916	21,830

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2003	2002	2002	2002

	(In thousands, except per share amounts)
Total revenues	$16,813	$16,008	$15,558	$17,055
Gross profit	$11,617	$10,981	$10,612	$11,706
Total operating expenses	$17,480	$18,089	$20,053	$21,918
Loss from operations	$(5,863)	$(7,108)	$(9,441)	$(10,212)
Net loss	$(6,610)	$(7,305)	$(8,874)	$(9,611)
Basic and diluted net loss per common share	$(0.30)	$(0.33)	$(0.40)	$(0.43)
Shares used in computing basic and diluted net loss per common share	22,281	22,312	22,425	22,363

      We believe that period-to-period comparisons of our consolidated financial results should not be relied upon as an indication of future performance. The operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher revenues in the fourth quarter as many customers complete annual budgetary cycles and lower revenues in the first quarter and summer months when many businesses experience lower sales, particularly in the European market.

      The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no changes in our internal controls over financial reporting that occurred during our most recently complete fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning our officers required by this Item is incorporated by reference to the information included herein under Item 4A. The information concerning our directors and other matters required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Election of Directors”.

      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation

      The information that is required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management”. The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to our proxy statement under the caption “Equity Compensation Plan Information” and the information appearing under the heading “Stock Options” in Note 5 of “Notes to Consolidated Financial Statements” in the financial statements.

Item 13.	Certain Relationships and Related Transactions

      The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services

      The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption “Ratification of Independent Auditors”.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Consolidated Financial Statements:

Page Number in this
Description	Annual Report

Audited Financial Statements:
Report of Independent Auditors	47
Consolidated Balance Sheets	48
Consolidated Statements of Operations	49
Consolidated Statements of Stockholder’s Equity	50
Statements of Cash Flows	51
Notes to Financial Statements	52

2.	Financial Statement Schedule:

Schedule II Valuation of Qualifying Accounts

Column A	Column B	Column C	Column D	Column E

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(In thousands)
Deducted From Assets:
Allowance for doubtful accounts:
Year ended March 31, 2002	$2,143	$2,105	$2,911	$1,337

Year ended March 31, 2003	$1,337	$3,679	$3,616	$1,400

Year ended March 31, 2004	$1,400	$1,175	$1,436	$1,139

REPORT OF INDEPENDENT CERTIFIED PUBLIC

ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders

Stellent, Inc.

      In connection with our audits of the consolidated financial statements of Stellent, Inc. and subsidiaries referred to in our report dated April 27, 2004 (except for paragraph number 1 in Note 11 to the financial statements, as to which the date is May 13, 2004 and paragraph number 3 in Note 11, as to which the date is June 2, 2004) which is included in the Annual Report to Shareholders and incorporated by reference in part II of this form, we have also audited Schedule II for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

April 27, 2004

3.	Exhibits

EXHIBITS

File	Description	Reference

2.1	Agreement and Plan of Merger, dated January 11, 2004, among, Stellent, Inc., STEL Sub, Inc., and Optika, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q dated December 31, 2003
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001.
3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828.
4.1	Share Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, dated as of May 29, 2002	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form 8-A12G, File No. 000-19817, filed June 3, 2002.
4.7	Warrant to purchase 225,000 shares of common stock to Merrill, Lynch, Pierce, Fenner & Smith dated February 22, 2000	Incorporated by reference to Exhibit 4.7 of the Registrant’s form 10-K for the fiscal year ended March 31, 2001.
10.1	Stellent, Inc. 1994-1997 Stock Option and Compensation Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998
10.2	InfoAccess, Inc. 1990 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.3	InfoAccess, Inc. 1995 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.5	Stellent, Inc. 1999 Employee Stock Option and Compensation Plan	Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-Q for the three months ended September 30, 1999
10.6	Stellent, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 25, 2000
10.7	Stellent, Inc. amended and restated 2000 Employee Stock Incentive Plan*	Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q for the three months ended September 30, 2001
10.8	Stellent, Inc. Amended and Restated 1997 Directors Stock Option Plan*	Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 26, 2002
10.9	Stellent, Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission July 29, 1999
10.46	French Annex to the Stellent, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the fiscal year ended March 31, 2002.

File	Description	Reference

10.48	Employment Agreement dated January 11, 2004 by and among the Registrant Mark K. Ruport and Optika Inc.*	Incorporated by reference to Annex J of the Registrant Registration Statement on Form S-4, File No. 333-112543.
10.49	Employment Agreement Dated April 1, 2003, by and between the Registrant and Robert F. Olson*	Incorporated by reference to Exhibit 10.49 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003.
10.50	Employment Agreement Dated April 1, 2003 by and between the Registrant and Daniel Ryan*	Incorporated by reference to Exhibit 10.50 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
10.51	Employment Agreement Dated April 1, 2003, by and between the Registrant and Gregg A. Waldon*	Incorporated by reference to Exhibit 10.51 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
10.52	Employment Agreement Dated April 1, 2003 by and between the Registrant and Frank Radichel*	Incorporated by reference to Exhibit 10.51 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003
21	Subsidiaries of Registrant	Electronic transmission
23	Consent of Grant Thornton LLP	Electronic transmission
24	Power of Attorney	Included on the signature page hereof
31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
31.2	Certification by Gregg A. Waldon, Executive Vice President, CFO, Treasurer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.2	Certification by Gregg A. Waldon, Executive Vice President, CFO, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

*	Management contract, compensation plan or arrangement.

      (b) Reports on Form 8-K

      On January 16, 2004, Stellent, Inc. (“Stellent”) filed a Current Report on Form 8-K regarding Stellent, Inc. (“Stellent”) and its wholly owned subsidiary, STEL Sub, Inc. (“STEL Sub”), entering into an Agreement and Plan of Merger with Optika Inc. (“Optika”), providing for the merger of Optika with and into STEL Sub. The disclosure in the Current Report on Form 8-K was furnished under Items 5 and 7 of Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.
(Registrant)

By:	/s/ ROBERT F. OLSON

Robert F. Olson,
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2004

By:	/s/ GREGG A. WALDON

Gregg A. Waldon
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: June 14, 2004

STELLENT, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

Stellent, Inc.

      We have audited the accompanying consolidated balance sheets of Stellent, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stellent, Inc. and subsidiaries as of March 31, 2003 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

April 27, 2004 (except for paragraph number 1 in Note 11,
as to which the date is May 13, 2004 and paragraph number 3 in Note 11, as to which the date is June 2, 2004)

STELLENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,

	2003	2004

ASSETS
Current assets
Cash and equivalents	$37,439	$44,165
Short-term marketable securities	28,497	22,366
Trade accounts receivable, net	15,602	19,165
Prepaid royalties, current portion	2,335	1,851
Prepaid expenses and other current assets	3,423	4,905

Total current assets	87,296	92,452
Long-term marketable securities	15,233	6,981
Property and equipment, net	4,830	4,471
Prepaid royalties, net of current portion	1,934	1,482
Goodwill, net	12,703	14,780
Other acquired intangible assets, net	4,837	2,230
Investments in and notes with other companies	1,136	1,136
Other	1,740	1,156

	$129,709	$124,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,287	$2,748
Deferred revenues, current portion	9,187	10,097
Commissions payable	1,353	1,301
Accrued expenses and other	4,646	5,786

Total current liabilities	17,473	19,932
Deferred revenue, net of current portion	—	51

Total liabilities	17,473	19,983
Commitments and contingencies	—	—
Shareholders’ equity
Capital stock, $0.01 par value, 100,000 shares authorized
Preferred stock, 10,000 shares authorized, no shares issued and outstanding at March 31, 2003 and 2004	—	—
Common stock, 90,000 shares authorized, 22,874 and 23,420 shares issued and 21,856 and 22,339 shares outstanding at March 31, 2003 and 2004	219	223
Additional paid-in capital	186,604	189,221
Accumulated deficit	(74,902)	(85,415)
Accumulated other comprehensive income	315	676

Total shareholders’ equity	112,236	104,705

	$129,709	$124,688

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,

	2002	2003	2004

Revenues
Product licenses	$66,908	$40,364	$41,571
Services	21,432	25,070	34,203

Total revenues	88,340	65,434	75,774
Cost of revenues
Product licenses	5,005	6,480	4,936
Amortization of capitalized software from acquisitions	966	1,892	1,574
Services	13,392	12,146	17,157

Total cost of revenues	19,363	20,518	23,667

Gross profit	68,977	44,916	52,107
Operating expenses
Sales and marketing	46,672	38,343	39,122
General and administrative	11,884	11,301	8,856
Research and development	17,601	15,766	13,263
Acquisition and related costs	237	1,127	—
Amortization of acquired intangible assets	12,914	6,635	2,006
Restructuring charges	—	4,368	743

Total operating expenses	89,308	77,540	63,990

Loss from operations	(20,331)	(32,624)	(11,883)
Other income (expense)
Interest income, net	3,755	1,957	982
Investment (impairment) gain on sale	(5,722)	(1,733)	388

Net loss	$(22,298)	$(32,400)	$(10,513)

Net loss per common share — basic and diluted	$(1.00)	$(1.45)	$(0.48)

Weighted average shares outstanding
Basic and diluted	22,286	22,345	22,028

STELLENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Income (Loss)

Balance at April 1, 2001	21,984	$220	$187,512	$(20,204)	$(84)	$167,444
Exercise of stock options and warrants	430	4	3,763	—	—	3,767
Issuance of common stock in acquisition	200	2	5,494	—	—	5,496
Issuance of common stock in employee stock purchase plan	46	1	1,017	—	—	1,018
Repurchase of common stock	(261)	(3)	(3,589)	—	—	(3,592)
Foreign currency translation adjustment loss	—	—	—	—	(59)	(59)	$(59)
Net unrealized gain on investments	—	—	—	—	211	211	211
Net loss	—	—	—	(22,298)	—	(22,298)	$(22,298)

Balance at March 31, 2002	22,399	224	194,197	(42,502)	68	151,987	(22,146)

Exercise of stock options and warrants	27	1	101	—	—	102
Issuance of common stock in employee stock purchase plan	187	2	657	—	—	659
Repurchase of common stock	(757)	(8)	(3,457)	—	—	(3,465)
Reduction of tax benefit from employee stock option exercises	—	—	(4,894)	—	—	(4,894)
Foreign currency translation adjustment gain	—	—	—	—	374	374	$374
Net unrealized loss on investments	—	—	—	—	(127)	(127)	(127)
Net loss	—	—	—	(32,400)	—	(32,400)	(32,400)

Balance at March 31, 2003	21,856	219	186,604	(74,902)	315	112,236	$(32,153)

Exercise of stock options	274	3	1,341	—	—	1,344
Issuance of common stock	100	1	753	—	—	754
Issuance of common stock in employee stock purchase plan	172	1	831	—	—	832
Repurchase of common stock	(63)	(1)	(308)	—	—	(309)
Foreign currency translation adjustment gain	—	—	—	—	361	361	$361
Net loss	—	—	—	(10,513)	—	(10,513)	(10,513)

Balance at March 31, 2004	22,339	$223	$189,221	$(85,415)	$676	$104,705	$(10,152)

STELLENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended March 31,

	2002	2003	2004

Operating activities:
Net loss	$(22,298)	$(32,400)	$(10,513)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,309	3,179	3,369
Amortization of acquired intangible assets and other	13,880	8,527	3,580
Tax benefit reduction from employee stock option exercises	—	(4,894)	—
Changes in operating assets and liabilities, net of amounts acquired	(2,903)	15,626	(1,857)
Investment impairment (gain on sale)	5,722	1,733	(388)
Other	400	209

Net cash flows used in operating activities	(2,890)	(8,020)	(5,809)
Investing activities:
Maturities (purchases) of marketable securities, net	22,357	25,772	14,383
Business acquisitions, net of cash acquired	—	(3,486)	(2,184)
Purchases of property and equipment	(3,408)	(1,002)	(2,263)
Purchase of intangibles	(1,633)	(201)	—
Investments in and advances on notes with other companies	(3,084)	—	—
Proceeds from sale of investment in other companies	—	—	388
Issuance of other note receivable	(3,500)	—	—
Payments received on other note receivable	3,250	50	—
Other	(99)	—	(17)

Net cash flows provided by investing activities	13,883	21,133	10,307
Financing activities:
Repurchase of common stock	(3,592)	(3,465)	(309)
Issuance of common stock	1,018	659	832
Proceeds from stock options and warrants	3,767	102	1,344
Other	(122)	—	—

Net cash flows provided by (used in) financing activities	1,071	(2,704)	1,867
Effect of exchange rate changes on cash and equivalents	(59)	374	361

Net increase in cash	12,005	10,783	6,726
Cash and equivalents at beginning of year	14,651	26,656	37,439

Cash and equivalents at end of year	$26,656	$37,439	$44,165

Supplemental disclosure of cash flows information:
Cash paid for interest	$10	$—	$—
Non-cash investing activities:
Common stock issued in business acquisitions	$5,496	$—	$754
Exchange of prepaid royalty for purchase of software technology	252	—	—
Detail of changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	$2,769	$2,974	$(3,563)
Prepaid expenses and other current assets	(5,591)	4,408	(692)
Accounts payable	884	23	461
Accrued expenses and other liabilities	(965)	8,221	1,937

Net changes in operating assets and liabilities	$(2,903)	$15,626	$(1,857)

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Summary of Significant Accounting Policies

      Stellent, Inc. (the “Company”) develops, markets, and services content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, web pages, images, graphics, multimedia, CAD, and other files. With headquarters in Eden Prairie, Minnesota, the Company maintains offices throughout the United States and Europe. The Company’s customers are located throughout the United States and Europe.

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

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

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

      The Company’s direct customers typically enter into perpetual license arrangements. The Company’s OEM group generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

      Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive unspecified product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are typically not provided without the purchase of PCS. The Company typically has not granted specific upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.

      Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

      Cost of Revenues: The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support service costs associated with service revenue as cost of revenues. The Company also expenses amortization of capitalized software from acquisitions as cost of revenues. The Company reports out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues.

      Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At March 31, 2003 and 2004, $2,965 and $3,110 was held at various financial institutions located in Europe and other foreign countries.

      Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. All investments are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

intent to hold to maturity. At March 31, 2003 and 2004, cost approximated market value of these investments. Purchases of investments were $1,015,661, $255,089 and $184,108 for the years ended March 31, 2002, 2003 and 2004, respectively. Maturities of investments were $1,038,018, $280,861 and $198,491 for the years ended March 31, 2002, 2003 and 2004, respectively. The contractual maturities of the marketable securities held at March 31, 2004 are $22,366 in fiscal 2005 and $6,981 in fiscal 2006.

      At March 31, 2004, short and long term marketable securities consisted of the following:

	U.S. Gov’t.	Corporate
	Debt Securities	Debt Securities	Total

Short term marketable securities	$13,742	$8,624	$22,366
Long term marketable securities	$4,150	$2,831	$6,981

      Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

      A portion of these investments were publicly traded and were deemed by management to be available for sale. The Company used the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments were reported at fair value with net unrealized gains or losses reported within shareholders’ equity as accumulated other comprehensive income or loss. In November 2003, the Company sold its only remaining public company investment for $388. During fiscal 2003, the Company had recorded an other than temporary impairment for the full value of this investment. During fiscal 2002 and 2003, the Company determined that permanent declines in the value of these publicly traded investments had occurred. As a result, the Company recorded write-downs of $96 and 1,084 during the years ended March 31, 2002 and 2003.

      Investments in other companies also include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2002 and 2003, the Company determined, based on its review of the financial statements of such other companies, discussions of business plans and forecasts with other companies’ executives and judgments and assumptions about the respective other companies’ industry, as well as the U.S. and world economies in general, that a permanent decline in value of certain investments had occurred and recorded a $5,626 and $650 write-down on the investments in and advances to the companies. No permanent decline in value of investments occurred during fiscal 2004.

      Accounts Receivable: Accounts receivable are presented net of allowances of $1,400 and $1,139 as of March 31, 2003 and 2004. The Company’s accounts receivable balances are due from companies across a broad range of industries — Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/ Insurance, and High Tech/ Telecom. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to nine months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      No customer accounted for 10% or more of the Company’s revenues in the years ended March 31, 2002, 2003, and 2004.

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

      Goodwill and intangible assets consist of the following at:

	March 31,

	2003	2004

Goodwill, gross	$20,676	$22,753
Re-characterization of acquired workforce	3,000	3,000

Adjusted goodwill	23,676	25,753
Accumulated amortization	(10,973)	(10,973)

Goodwill, net	$12,703	$14,780

Other acquired intangible assets consist of the following at:

	March 31,

	2003	2004

Other acquired intangible assets, gross	$29,465	$30,437
Re-characterization of acquired workforce to goodwill	(3,000)	(3,000)

Adjusted goodwill	26,465	27,437
Accumulated amortization	(21,628)	(25,207)

Other acquired intangible assets, net	$4,837	$2,230

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Other acquired intangible assets by major intangible asset class at March 31, 2004 were as follows:

	Acquired	Amortization
	Value	Period

Core technology	$13,200	3
Customer base	3,840	3
Capitalized software	7,282	3
Trademarks	1,715	3
Other intangible assets	1,400	4

	$27,437	3.05 weighted average years

      The acquired other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization.

      Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of March 31, 2004

	Gross Carrying	Accumulated
	Amount	Amortization

Core technology	$13,200	$13,200
Customer base	3,840	3,812
Capitalized software	7,282	5,081
Trademarks	1,715	1,714
Other intangible assets	1,400	1,400

	$27,437	$25,207

	As of March 31, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

Core technology	$13,200	$12,100
Customer base	3,840	3,406
Capitalized software	6,310	3,590
Trademarks	1,715	1,568
Other intangible assets	1,400	964

	$26,465	$21,628

      Amortization expense for the years ended March 31, 2002, 2003 and 2004 related to the acquired other intangible assets was $7,538, $8,527 and $3,580, respectively.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Estimated amortization expense for other acquired intangible assets is as follows for the years ended March 31:

2005	$1,536
2006	532
2007	162

$2,230

      The following is a summary of what reported net loss would have been in all periods presented, exclusive of the amortization expense recognized in those periods related to goodwill and intangible assets no longer being amortized:

	March 31,

	2002	2003	2004

Net loss, as reported	$(22,298)	$(32,400)	$(10,513)
Adjustments:
Amortization of goodwill	5,342	—	—
Amortization of acquired workforce	1,000	—	—

Net loss, as adjusted	$(15,956)	$(32,400)	$(10,513)

Basic and diluted net loss per share, as reported	$(1.00)	$(1.45)	$(0.48)
Adjustments:
Amortization of goodwill	0.24	—	—
Amortization of acquired workforce	0.04	—	—

Basic and diluted net loss per share, as adjusted	$(0.72)	$(1.45)	$(0.48)

      Impairment of Long-Lived Assets: The Company evaluates the recoverability of its long-lived assets and requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through the year ended March 31, 2004.

      Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, prior to fiscal 2002, software development costs qualifying for capitalization were immaterial and were generally expensed to research and development costs.

      During fiscal 2002 and 2003, the Company capitalized $2,000 and $354 in software development costs. During fiscal 2002, $706 of the $2,000 capitalized was acquired intellectual property from Active IQ, a company in which the Company held a less than 20% investment.

      In addition, the fair value of certain acquired capitalized software costs have been recorded (see note 2). Amortization of developed capitalized software is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products. Accumulated

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

amortization was $1,088 and $1,834 at March 31, 2003 and 2004. Amortization expense of developed capitalized software is included in Cost of Revenues — Product Licenses.

      Warranties: The Company generally warrants its software products for a period of 30 to 90 days from the date of delivery and estimates probable product warranty costs at the time revenue is recognized. The Company exercises judgment in determining its accrued warranty liability. Factors that may affect the warranty liability include historical and anticipated rates of warranty claims, material usage, and service delivery costs. Warranty costs incurred to date have not been material.

      Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification obligations in its software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company’s software products or services.

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

      Advertising: The Company expenses the cost of advertising as it is incurred. Advertising expense for the years ended March 31, 2002, 2003 and 2004 was $4,451, $3,557 and $4,362.

      The Company enters into cooperative advertising programs with some of its resellers, and when the Company receives an identifiable benefit in return for consideration, and the Company can reasonably estimate the fair value of the benefit received, the cooperative advertising is accounted for as advertising expense. If the fair value cannot be estimated or an identifiable benefit is not received, the cooperative advertising is accounted for as a reduction of revenue.

      Net Loss per Common Share: The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended March 31, 2002, 2003 and 2004, the Company incurred net losses and therefore, basic and diluted per share amounts are the same.

      Common stock equivalent shares consist of stock options and warrants (using the treasury stock method), of 1,191, 129 and 1,104 shares for the years ended March 31, 2002, 2003 and 2004.

      Options and warrants to purchase 3,607, 5,327 and 5,868 shares of common stock were outstanding at March 31, 2002, 2003 and 2004, but were excluded from the computation of common share equivalents because they were antidilutive.

      Stock-based Compensation: The Company has stock option plans for employees and a separate stock option plan for directors, as described more fully in Note 5. The intrinsic value method is used to value the stock options issued to employees and directors. In the years presented, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied,

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

the compensation expense would have been different. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following fiscal years:

	Years Ended March 31,

	2002	2003	2003

Net loss — as reported	$(22,298)	$(32,400)	$(10,513)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(33,868)	(9,866)	(8,316)

Net loss — pro forma	$(56,166)	$(42,266)	$(18,829)

	Years Ended March 31,

	2001	2003	2004

Basic and diluted net loss per common share — as reported	$(1.00)	$(1.45)	$(0.48)

Basic and diluted net loss per common share — pro forma	$(2.52)	$(1.89)	$(0.85)

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

      New Accounting Pronouncements: In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. This EITF is required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF is not anticipated to have a material effect on the Company’s consolidated financial statements.

2.	Business Combinations

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

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      On August 20, 2003, the Company acquired certain assets of Ancept, Inc., a provider of software for digital asset management, for approximately $2,000 in cash and 100 shares of the Company’s stock, which were valued at approximately $800. Approximately $1,914 of the purchase price was allocated to goodwill, $972 was allocated to capitalized software and $86 was allocated to liabilities assumed in the acquisition. The Company is also required to make contingent consideration payments based upon certain license revenue sales for two years from the date of acquisition. Future contingent payments are estimated to be $390 and $410 for the years ended March 31, 2005 and 2006, respectively. Additional pro forma disclosures required under SFAS 141, “Business Combinations,” related to this acquisition were not considered material.

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

      At March 31, 2002, the Company held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in publicly traded technology companies listed on Nasdaq, primarily Active IQ, in which the Company owned 5.4%, exclusive of warrants. At March 31, 2003, the Company had investments in two non-public companies owning approximately 9% to 13% of these companies. At March 31, 2004, the Company’s investments in these non-public companies was approximately 8% and 11% of the companies, respectively. A permanent decline in value had not been recorded in fiscal 2003 or 2004 for these investments. Investments in these companies were made with the intention of giving the Company opportunities to have new technologies developed for the Company or to give the Company leverage into certain vertical markets that the Company may not otherwise be able to obtain on its own. The value of these investments at March 31, 2003 and 2004 was approximately $1,100. At March 31, 2002, the market value of the Company’s equity in Active IQ was approximately $127 more than the investment value of $1,158. This difference was reported as “accumulated other comprehensive income (loss)” in the shareholders’ equity section on the consolidated balance sheet for the year ended March 31, 2002. Upon the Company’s acquisition of certain assets of Active IQ (see note 2) in March 2003, the Company recorded an impairment of approximately $1,100 related to its investment in Active IQ. For substantially all of the year ended March 31, 2003, the Company’s investment in Active IQ was less than 5%. In fiscal 2004, the Company sold this investment and recorded a gain of approximately $388.

      During the year ended March 31, 2002, the Company recognized license revenue of approximately $2,000 from companies in which the Company had an equity investment, with approximately $1,400 coming from Active IQ in December 2001. At March 31, 2002, the Company had an account receivable balance of $125 associated from these transactions.

      Certain officers and directors of the Company also held investment interests in Active IQ during the year ended March 31, 2002, approximating 2%. These investments were sold at no gain during the year ended March 31, 2002.

      In December 2001 and March 2003, the Company entered into sales transactions with a company affiliated with a member of the Company’s Board of Directors. Revenue of $273 and $393 from these sales

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

transactions were recorded. At March 31, 2003, the Company had an account receivable balance of $340 related to these transactions. At March 31, 2004, the Company had no account receivable balance associated with these transactions.

      During the year ended March 31, 2004, the Company entered into several transactions with companies affiliated with members of the Company’s Board of Directors. Revenue of $223 from these sales transactions was recorded during the year ended March 31, 2004. At March 31, 2004, the Company had an account receivable balance of approximately $54 associated with these transactions.

      The terms and conditions, including fees, with respect to the transactions were substantially similar to those with unaffiliated third parties negotiated at arms length.

      In March 2004, the Company entered into a non-exclusive reseller agreement with Optika, Inc., a company with which it had announced a definitive merger agreement in January 2004 (see Note 11). The agreement provided for the sale of Optika products by the Company. In the year ended March 31, 2004, the Company recognized approximately $172 of revenue under the agreement.

4.	Property and Equipment

      Property and equipment consists of the following:

	March 31,

	2003	2004

Equipment and furniture	$10,008	$12,143
Leasehold improvements	1,562	1,690

	11,570	13,833
Less accumulated depreciation	6,740	9,362

	$4,830	$4,471

5.	Shareholders’ Equity

      Warrants: The Company has 225 stock purchase warrants with exercise prices of $35.89 to $45.93 outstanding at March 31, 2004. The warrants expire on various dates through September 2005.

      Stock Repurchase: In April 2000, the board of directors authorized the repurchase of up to $10,000 of the Company’s common stock at a price not exceeding $20 per share. In September 2001, the board of directors authorized the repurchase of up to $20,000 of the Company’s common stock at a price not exceeding $15 per share. During fiscal 2002, 2003 and 2004, the Company reacquired 261, 757 and 63 shares of common stock at a cost of $3,592, $3,465 and $309, respectively, which was equal to the fair value of the shares on the date acquired.

      Shareholder Rights Plan: On May 29, 2002, the Board of Directors of the Company approved a shareholder rights plan which provides for fair and equal treatment of all shareholders in the event an unsolicited attempt is made to acquire the Company. Under the plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company, payable to shareholders of record on June 13, 2002. Each right entitles the holder to purchase from the Company one-hundredth of a Series A junior participating preferred share of the Company at an exercise price of $75. The rights will separate from the common shares and a distribution for the rights will occur, subject to certain criteria, in the event an investor group acquires 15% or more of the Company’s common stock. The rights are not exercisable until the distribution date and expire on June 13, 2012.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Stock Options: The Company maintains the 1994-1997 Stock Option Plan, the 1997 Director Stock Option Plan, the 1999 Employee Stock Option and Compensation Plan, the 2000 Employee Stock Incentive Plan and the 2000 Stock Incentive Plan (collectively, the “Plan”), pursuant to which options and other awards to acquire an aggregate of 3,100, 500, 1,000, 2,300 and 3,100 shares, respectively, of the Company’s common stock may be granted. The Company integrated all previously granted options into the Plan. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability. The options generally vest over periods of one to five years.

      A summary of the Company’s stock option activity, and related information through March 31, 2004 is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding as of April 1, 2001	5,022	$27.25
Granted	2,215	18.26
Exercised	(326)	10.43
Forfeited	(500)	25.24

Outstanding as of March 31, 2002	6,411	25.12
Granted	2,469	5.52
Exercised	(27)	3.71
Forfeited	(4,168)*	28.25

Outstanding as of March 31, 2003	4,685	12.13
Granted	1,838	6.47
Exercised	(274)	4.90
Forfeited	(605)	17.49

Outstanding as of March 31, 2004	5,644	$10.06

*	Includes 2,196 stock options forfeited in connection with a stock option exchange program (see below).

	March 31,

	2002	2003	2004

Options exercisable at end of year	1,898	1,579	2,703

Weighted-average fair value of options granted during the year	$13.43	$5.52	$4.41

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The following table summarizes information about the stock options outstanding at March 31, 2004:

		Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.20 - $0.99	6	0.9	$0.36	6	$0.36
$1.00 - $2.99	1	5.5	1.61	1	1.61
$3.00 - $3.99	347	5.2	3.44	278	3.37
$4.00 - $5.99	1,520	8.6	4.84	653	5.07
$6.00 - $7.99	1,990	8.1	6.63	630	6.69
$8.00 - $9.99	429	8.2	8.69	112	8.67
$10.00 - $14.99	410	7.5	13.48	359	13.56
$15.00 - $19.99	344	6.7	17.34	218	17.32
$20.00 - $29.99	149	7.0	22.93	87	23.53
$30.00 - $39.99	404	6.6	36.01	327	36.06
$40.00 - $49.99	44	6.6	41.93	32	41.93

	5,644	7.8	$10.06	2,703	$12.30

      Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended March 31,

	2002	2003	2004

Risk free interest yields	5.2%	4.8%	2% - 5.5%
Dividend yield	—	—	—
Volatility factor of expected market price of company’s stock	105%	95%	95%
Weighted average expected life of options (years)	4.00	3.25	3.25

      Stock Option Exchange Program: In December 2002, the Company conducted a voluntary stock option exchange program for its employees. Under the program, options to purchase 2,196 shares of common stock were exchanged by employees for promises to grant options to purchase 700 shares of common stock at a future date at the future market value of the stock on that date. In July 2003, the Company granted the exchange options to its employees who elected to participate in the plan. There was no variable compensation charge to the Company as a result of this stock option exchange program.

      The Company maintains pre-tax salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees who have reached the age of 21. Total Company contributions to the plans for the years ended March 31, 2002, 2003 and 2004 were $1,086, $631 and $405.

6.	Employee Benefit Plans

      The Company has an employee stock purchase plan (the Plan), which allows eligible employees to purchase stock of the Company at 85% of its fair market value through elected payroll deductions equal up to 10% of their compensation. During fiscal 2002, 2003 and 2004, 46, 187 and 172 shares of common stock had been purchased under the Plan.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

7.	Income Taxes

      Due to net operating loss carryforwards through March 2004, the Company has recorded no current income tax provision. The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

	March 31,

	2003	2004

Deferred tax liabilities:
Depreciation	$(87)	$(192)
Other	(307)	(135)
Deferred tax assets:
Deferred revenue	3,104	3,534
Accounts receivable and other reserves	731	569
Net operating loss carryforwards	31,797	36,209
Amortization of intangibles	11,082	10,886
Foreign tax credits	309	379
Prepaid license agreement	171	—
Permanent investment write-down	2,139	1,667
Research and development credit carryforward	3,159	3,167

	52,098	56,084
Valuation allowance	(52,098)	(56,084)

Net deferred tax asset	$—	$—

      Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $81,100 in the United States and foreign NOLs of approximately 15,800 at March 31, 2004, which begin to expire in 2011. These NOLs are subject to annual utilization limitations due to prior ownership changes.

      Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset. At March 31, 2004, approximately $58,700 of the NOL carryforwards relates to benefits from stock option exercises, the tax benefit of which, will be recorded as additional paid-in capital when reversed.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      The components of income tax expense (benefit) consist of the following:

Year Ended
March 31,

	2002	2003	2004

Income tax provision:
Current:
U.S. and state	$—	$—	$—
Foreign	—	—	—

Total income tax expense (benefit)	$—	$—	$—

      The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion there of, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

      The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year Ended March 31,

	2002	2003	2004

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development credits	(8.7)	(3.8)	(0.1)
Change in valuation allowance	43.8	38.8	37.6
Other	(1.1)	(1.0)	(3.5)

	—%	—%	—%

8.	Commitments and Contingencies

      Operating Leases: The Company has entered into certain non-cancelable operating lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was $5,104, $5,814 and 5,265 for the years ended March 31, 2002, 2003 and 2004.

      Minimum remaining rental commitments under operating leases net of sublease arrangements are as follows as of March 31, 2004:

For the year ended March 31,
2005	$3,143
2006	1,934
2007	1,016
2008	434
2009	434
Thereafter	3,040

$10,001

      Software Royalties: The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon predetermined payment schedules. At March 31, 2003 and 2004, the Company recorded advanced royalties as prepaid expense of $4,269 and $3,333 respectively. Royalties are

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

recognized as expense based on sales. During the years ended March 31, 2002, 2003 and 2004 royalty expense totaled $3,490, $4,365 and $3,103.

      Legal Proceedings: On July 31, 2003 putative class action lawsuits were commenced by shareholders of the Company alleging that certain current and former Stellent officers and directors violated Section 10(b) and Section 20(a) of federal securities laws. A formal complaint was filed against the Company in January 2004. Management believes they will be successful in any action brought against them and these proceedings will not have a material adverse effect on the consolidated financial statements.

      Additionally, the Company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

9.	Restructuring Charges

      During the year ended March 31, 2003, in connection with management’s plans to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of $4,368. The Company initiated four plans during fiscal 2003 in an effort to better align its expenses and revenues in light of the continued economic slowdown. The Company adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003 and has accounted for restructuring charges initiated after December 31, 2002 under its provisions.

      These cost saving efforts resulted in the termination of 112 employees throughout all functional areas and geographies. The Company recorded charges of $3,221 associated with involuntary terminations, which included severance payments and benefits. The workforce reductions associated with these plan were substantially completed as of March 31, 2003.

      The cost saving efforts included an evaluation of the Company’s current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $1,147 in exit costs in relation to four vacated facilities in Germany, Arizona, California, and Massachusetts. The closing of these facilities were substantially completed as of March 31, 2003.

      As part of the Company’s fourth restructuring plan, which occurred during March 2003, the Company recorded approximately $400 during the first quarter of fiscal 2004 related to employee termination costs for five employees who were identified to be terminated as part of the plan, but had not been communicated their termination until after March 31, 2003. This plan also included the closing of an office facility as part of its acquisition of Active IQ (see note 2). The Company closed the facility during the first quarter of fiscal 2004 and approximately $50 was recorded for facility closing costs and future lease payments. During the first quarter of fiscal 2004, the Company recorded an additional $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts , which was closed in the quarter ended September 30, 2002.

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

      Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Restructuring Charges

	First Quarter ’03		Second Quarter ’03		Third Quarter ’03		Fourth Quarter ’03		First Quarter ’04

	Employee	Other	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	Termination	Exit	Termination	Exit	Termination	Exit	Termination	Exit	Termination	Exit
	Benefits	Costs	Benefits	Costs	Benefits	Costs	Benefits	Costs	Benefits	Costs	Total

Balance at April 1, 2002	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Expense	2,100	404	—	—	—	—	—	—	—	—	2,504
Payments	(1,488)	(316)	—	—	—	—	—	—	—	—	(1,804)

Balance at June 30, 2002	612	88	—	—	—	—	—	—	—	—	700
Expense	—	—	434	405	—	—	—	—	—	—	839
Payments	(612)	(88)	(230)	(40)	—	—	—	—	—	—	(970)

Balance at September 30, 2002	—	—	204	365	—	—	—	—	—	—	569
Expense	—	—	—	—	382	292	—	—	—	—	674
Payments	—	—	(36)	(24)	(312)	(256)	—	—	—	—	(628)

Balance at December 31, 2002	—	—	168	341	70	36	—	—	—	—	615
Expense	—	—	—	—	—	—	305	46	—	—	351
Payments	—	—	(114)	(37)	(37)	(36)	(65)	(3)	—	—	(292)

Balance at March 31, 2003	—	—	54	304	33	—	240	43	—	—	674
Expense	—	—	—	—	—	—	—	—	396	56	452
Payments	—	—	(36)	(65)	(33)	—	(60)	(11)	(245)	—	(450)
Change in estimate	—	—	—	360	—	—	—	—	—	—	360

Balance at June 30, 2003	—	—	18	599	—	—	180	32	151	56	1,036
Expense	—	—	—	—	—	—	—	—	—	—	0
Payments	—	—	(18)	(43)	—	—	(60)	—	(38)	(56)	(215)

Balance at September 30, 2003	—	—	—	556	—	—	120	32	113	—	821
Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	—	—	(43)	—	—	(60)	—	(38)	—	(141)

Balance at December 31, 2003	—	—	—	513	—	—	60	32	75	—	680
Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	—	—	(49)	—	—	(60)	(32)	—	—	(141)
Change in estimate	—	—	—	—	—	—	—	—	(69)	—	(69)

Balance at March 31, 2004	$—	$—	$—	$464	$—	$—	$—	$—	$6	$—	$470

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

10.	Segments of Business and Geographic Area Information

      The Company operates in two operating segments which meet the aggregation criteria for a single reporting segment. A summary of the Company’s operations by geographic area follows:

	Year Ended March 31,

	2002	%	2003	%	2004	%

Revenues:
United States	$68,407	77.4	$50,676	77.4	$54,538	72.0
Europe	9,872	11.2	10,964	16.8	14,649	19.3
Canada	5,614	6.4	1,965	3.0	4,329	5.7
Other	4,447	5.0	1,829	2.8	2,258	3.0

Total revenues	$88,340	100.0	$65,434	100.0	$75,774	100.0

Identifiable assets:
United States	$5,105		$3,864		$3,541
Europe	933		952		894
Other	16		14		36

Total	$6,054		$4,830		$4,471

      Sales are attributed to countries or region based on the location of the customer.

11.	Subsequent Events

1.	Mexico Acquisition

      On May 13, 2004, the Company acquired the outstanding shares of P&A Consultores for approximately $750, creating a business presence in Mexico. The Company is required to make contingent consideration payments (“earn out”) based upon revenue of the acquired company for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition.

2.	Optika Merger (unaudited)

      On May 28, 2004, the Company effected a merger transaction to acquire all the outstanding shares of Optika Inc. for $10,000 in cash, approximately 4,200 shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding options. The valuation of our common stock was set at an average price at the time the merger agreement was signed, which was January 11, 2004. Based on Stellent’s stock price as of May 28, 2004, including the value of the options to be assumed and transaction costs, the current unaudited

STELLENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except per share data)

transaction value is approximately $62,000. A preliminary unaudited allocation of the purchase price is as follows:

(Unaudited)
Net tangible assets	$4,000
Developed software	3,400
Customer base	2,700
Unearned compensation (options)	900
Goodwill	51,000

Total	$62,000

3.	Restructuring

      In connection with the integration of Optika and in connection with management’s plans to reduce costs and improve operating efficiencies, the Company approved a restructuring plan on June 2, 2004. The restructuring plan includes the termination of 31 employees of Stellent, Inc. and the shutdown of the Company’s New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan are estimated to be approximately $2,500 to $3,000.