Form 10-Q
period 2004-06-30
STELLENT INC
filed 2004-08-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X]   No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 26,720,530 shares as of August 4, 2004.

STELLENT, INC.

Form 10-Q
Index

     PART I. FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STELLENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$37,899	$44,165
Short-term marketable securities	23,407	22,366
Trade accounts receivable, net	23,379	19,165
Prepaid royalties, current portion	1,475	1,851
Prepaid expenses and other current assets	6,204	4,905

Total current assets	92,364	92,452
Long-term marketable securities	4,868	6,981
Property and equipment, net	4,981	4,471
Prepaid royalties, net of current portion	1,405	1,482
Goodwill	66,676	14,780
Other acquired intangible assets, net	7,763	2,230
Investments in and notes with other companies	1,136	1,136
Other	1,216	1,156

Total assets	$180,409	$124,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,391	$2,748
Deferred revenues, current portion	16,594	10,097
Commissions payable	1,999	1,301
Accrued expenses and other	8,958	5,786

Total current liabilities	30,942	19,932
Deferred revenues, net of current portion	—	51

Total liabilities	30,942	19,983

Shareholders’ equity Common stock	267	223
Additional paid-in capital	238,796	189,221
Unearned compensation	(859)	—
Accumulated other comprehensive income	513	676
Accumulated deficit	(89,250)	(85,415)

Total shareholders’ equity	149,467	104,705

Total liabilities and shareholders’ equity	$180,409	$124,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Revenues:
Product licenses	$11,679	$9,845
Services	10,981	7,542

Total Revenues	22,660	17,387

Cost of revenues:
Product licenses	1,292	1,100
Amortization of capitalized software from acquisitions	463	521
Services	5,297	3,798

Total cost of revenues	7,052	5,419

Gross profit	15,608	11,968

Operating expenses:
Sales and marketing	9,789	9,962
General and administrative	2,524	2,324
Research and development	3,798	3,175
Acquisition-related sales, marketing and other costs	886	—
Amortization of acquired intangible assets and unearned compensation	179	1,652
Restructuring charges	2,461	812

Total operating expenses	19,637	17,925

Loss from operations	(4,029)	(5,957)
Other:
Interest income, net	194	292

Net loss	$(3,835)	$(5,665)

Net loss per common share – Basic and diluted	$(0.16)	$(0.26)
Weighted average common shares outstanding – Basic and diluted	23,879	21,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,835)	$(5,665)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	701	848
Amortization of acquired intangible assets and unearned compensation	642	2,173
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(1,418)	(1,750)
Prepaid expenses and other current assets	(454)	(383)
Accounts payable and other liabilities	280	100
Accrued liabilities	1,130	971
Deferred revenues	252	(359)
Commissions payable	698	41

Net cash flows used in operating activities	(2,004)	(4,024)

INVESTING ACTIVITIES:
Maturities (purchases) of marketable securities, net	6,219	(989)
Purchases of property and equipment	(442)	(737)
Business acquisition costs, net of cash acquired	(10,115)	—

Net cash flows used in investing activities	(4,338)	(1,726)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(307)
Proceeds from exercise of stock options and warrants	239	—

Net cash flows provided by (used in) financing activities	239	(307)

Cumulative effect of foreign currency translation adjustment	(163)	47

Net decrease in cash	(6,266)	(6,010)
Cash and equivalents, beginning of period	44,165	37,439

Cash and equivalents, end of period	$37,899	$31,429

Non-cash financing activity- issuance of common stock for business acquisition	$41,416	$—

Non-cash financing activity- assumption of stock option plan related to business acquisition	$7,964	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly Stellent, Inc.’s (“Stellent” or the “Company”) consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2004 Annual Report on Form 10-K. The consolidated results of operations for the three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period.

The condensed consolidated balance sheet at March 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue consists principally of software license, support, consulting and training fees. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.

Persuasive Evidence of an Arrangement Exists — The Company determines that persuasive evidence of an arrangement exists with respect to a customer under, i) a signature license agreement, which is signed by both the customer and the Company or, ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

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

Collectibility is Probable and Supported — The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon the Company’s review process, revenue is recognized as payments are received.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and have determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of its license arrangements. Generally, the Company sells its consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of its technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Cash, Cash Equivalents, Marketable Securities and Investments in Other Companies

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments are held in debt securities of the United States government and with corporations that have the highest possible credit rating. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. These investments are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold to maturity. Related to the Company’s acquisition of Optika, a portion of the Company’s short-term investments consisted of municipal bonds with maturities periods within one-year. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, are recorded at fair value. Increases and decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related income tax effect. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Costs approximated the fair market value for “held to maturity” securities, while there were no unrealized gains or losses on “available for sale” short term investments as of June 30, 2004.

Investments in Other Companies: Investments in other companies includes investments in non-public, start-up technology companies for which the Company uses the cost method of accounting. Investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees.

Warranties

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

Indemnification Obligations

The Company generally provides its customers intellectual property indemnification obligations in its software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company’s software products or services.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments. Total comprehensive loss was $3,998 and $5,618, respectively, for the three months ended June 30, 2004 and 2003.

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

New Accounting Pronouncements

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. This EITF was required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF did not have a material effect on the Company’s consolidated financial statements.

Stock-based Compensation

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

Supplemental information:

	Three Months Ended
	June 30,
	2004	2003
Net loss as reported	$(3,835)	$(5,665)
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(3,033)	(1,838)

Net loss – pro forma	$(6,868)	$(7,503)

Basic and diluted weighted average shares	23,879	21,830
Basic and diluted net loss per share – as reported	$(0.16)	$(0.26)
Basic and diluted net loss per share – pro forma	$(0.29)	$(0.34)

Note 2. Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of shares outstanding of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) of 1,156 and 262 shares for the three months ended June 30, 2004 and 2003, respectively. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

For the three months ended June 30, 2004 and 2003, the Company incurred net losses and therefore, basic and diluted per share amounts are the same as all common equivalent shares are anti-dilutive.

Note 3. Mergers and Acquisitions

On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750, creating a business presence in Mexico. The Company is required to make contingent consideration payments (“earn out”) for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition.

On May 28, 2004, the Company acquired all outstanding shares of Optika Inc. for $10,000 in cash, approximately 4,200 shares of the Company’s common stock valued at $41,416, the assumption of Optika’s outstanding common stock options, and direct acquisition costs of approximately $1,594. The Company acquired Optika in order to add to, or strengthen and expand, its Universal Content Management software in the areas of document imaging, business process management and compliance capabilities. The valuation of the Company’s stock was set at an average price at the time the merger agreement was signed, which was January 11, 2004. The fair value of Optika’s option plan of $7,964 was estimated as of January 11, 2004 using the Black-Scholes option-pricing model with the following assumptions: no estimated dividends, expected volatility of 95%, risk free interest rate of 2.5% and expected option terms of 3 years for all options.

The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Net tangible assets	$3,840
Acquisition restructuring charge	(859)
Goodwill	50,998
Identifiable intangible assets	6,100
Unearned compensation	895

Total estimated purchase price	$60,974

The estimate of unearned compensation was based on the fair market value of the unvested options as of May 28, 2004. Compensation expense will be recognized over the remaining vesting period of the options, which ranges from one month to 48 months, as each option grant vests.

Stellent’s management valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

			Estimated Annual
	Fair Value	Estimated Useful Life	Amortization
Developed software	$3,400	3 years	$1,133
Contractual customer relationships	2,700	10 years	270

	$6,100		$1,403

As part of the acquisition of Optika the Company also acquired net deferred tax assets of approximately $13,390. These deferred tax assets relate to net operating loss (NOL) carryforwards and the tax effects of temporary differences primarily related to deferred revenue, depreciation and amortization and other accrued expenses.

The Company has recorded a full valuation allowance against the net deferred tax assets due to the uncertainly of future taxable income, which is necessary to realize the benefits of the deferred tax assets. NOL carryforwards were approximately $34,803. These NOL’s begin to expire in 2009 and are subject to annual utilization limits due to prior ownership changes.

Realization of the NOL carryforwards and the deferred tax temporary differences, which were acquired, are contingent on future taxable earnings. The deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding their recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied. Reversal of the valuation allowance will be applied first to reduce to zero any goodwill related to the acquisition, then to reduce to zero other noncurrent intangible assets related to the acquisition, and then to reduce income tax expense.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Three months ended June 30,
	2004	2003
Net revenues	$25,210	$22,040
Net loss	$(7,328)	$(6,303)
Net loss per share	$(0.31)	$(0.25)
Weighted average shares outstanding	23,879	25,585

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of April 1, 2003, nor are they necessarily indicative of the results that may occur in the future.

Note 4. Contingencies

The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled “In re Stellent Securities Litigation”. The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003) and is pending before the United States District Court for the District of Minnesota. The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks monetary damages against the defendants in unspecified amounts. Management believes the lawsuit is without merit and will vigorously defend the lawsuit.

Additionally, the Company is subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 5. Restructuring Charges

In the quarter ended September 30, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $400 with the remaining $400 related to the closing of facilities and other exit costs. At June 30, 2004, $416 remained to be paid in connection with these charges.

In the quarter ended December 31, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $700. This restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $400 with the remaining $300 related to the closing of facilities and other exit costs. At June 30, 2004, no amounts remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. This restructuring charge was comprised primarily of $400 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400 related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At June 30, 2004, approximately $6 remained to be paid in connection with these charges.

In the quarter ended June 30, 2004, with the integration of Optika and in connection with management’s plans to reduce costs and improve operating efficiencies, the Company approved a restructuring plan in June 2004. The restructuring plan includes the termination of approximately 30 employees of Stellent, Inc. and the shutdown of the Company’s New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan were approximately $1,900 for employee termination benefits and approximately $600 for excess facilities. At June 30, 2004, approximately $2,155 remained to be paid in connection with these charges.

The table below summarizes the Company’s restructuring plans:

Restructuring Plans

	Second Quarter		Third Quarter		Fourth Quarter		First Quarter		First Quarter
	Fiscal ’03		Fiscal ’03		Fiscal’03		Fiscal ’04		Fiscal ’05
	Employee	Other	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	termin.	exit	termin.	exit	termination	exit	termin.	exit	termin.	exit
	benefit	costs	benefits	costs	benefits	costs	benefits	costs	benefits	costs	Total
Balance at April 1, 2003	$54	$304	$33	$—	$240	$43	$—	$—	$—	$—	$674
Expense	—	—	—	—			396	56	—	—	452
Payments	(36)	(65)	(33)	—	(60)	(11)	(245)	—	—	—	(450)
Change in estimate	—	360	—	—	—	—	—	—	—	—	360
Payments	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2003	18	599	—	—	180	32	151	56	—	—	1,036

Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	(18)	(43)	—	—	(60)	—	(38)	(56)	—	—	(215)

Balance at September 30, 2003	—	556	—	—	120	32	113	—	—	—	821

Expense	—	—	—	—	—	—	—	—	—	—	0
Payments	—	(43)	—	—	(60)	—	(38)	—	—	—	(141)

Balance at December 31, 2003	—	513	—	—	60	32	75	—	—	—	680

Expense	—	—	—	—	—	—	—	—	—	—	0
Payments	—	(49)	—	—	(60)	(32)	—	—	—	—	(141)
Change in estimate	—	—	—	—	—	—	(69)	—	—	—	(69)

Balance at March 31, 2004	—	464	—	—	—	—	6	—	—	—	470

Expense	—	—	—	—	—	—	—	—	1,866	595	2,461
Payments	—	(48)	—	—	—	—	—	—	(306)	—	(354)

Balance at June 30, 2004	$—	$416	$—	$—	$—	$—	$6	$—	$1,560	$595	$2,577

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2004 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business information using the Web. From the beginning, we focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. This focus remains true today. While early on we developed document management and Web content management applications, in recent years we also expanded our product set to address market needs for: (a) Web-based management of digital assets, which are digital materials such as photos and graphics, and business records; (b) imaging; and (c) business process management.

The business information we manage for our customers is in an electronic form and is generally considered “unstructured data,” or data that is not easily managed by relational databases. In fact, the vast majority of information in any business is considered to be unstructured information, and typically resides in areas such as personal computers, conventional file servers and paper documents.

Our Universal Content Management software addresses primarily four areas of the enterprise content management market – Web content management, document management, digital asset management and imaging – which are supported by collaboration, records management and business process management services. Currently, customers use our Universal Content Management software to organize and maintain the electronic business information created by internal and external sources using a broad range of common software applications, such as Microsoft Office, AutoDesk AutoCAD and Sun StarOffice. This electronic business information includes items such as Web pages, digital assets, scanned images, Microsoft Office documents, scanned invoices, spreadsheets, email and forms. Our software also assists in the conversion of paper documents to electronic format. Using our technology, customers can then publish that information to public Web sites and/or secure Web sites available only to select audiences. Common applications powered by our technology include corporate intranets, accounts payable/receivable processes, claims processing, public Web sites, call centers/self-help Web sites, compliance processes and dealer extranets – as well as enterprise-wide content management initiatives.

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

On May 28, 2004, we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management and compliance capabilities. Accordingly, the results of Optika are incorporated into our quarter ended June 30, 2004 after the acquisition date. We approved a restructuring plan in June 2004, which included the termination of approximately 30 employees and a related restructuring charge of approximately $1.9 million and the shutdown of our New York sales facility and a related restructuring charge of approximately $0.6 million. The effect of the restructuring charges for the remaining nine months of fiscal year 2005 will be a decrease of expenses of approximately $3.5 million, which includes personnel-related cost savings of approximately $2.8 million and facility and other duplicate administrative cost savings of approximately $0.7 million. We had no material cost synergy savings in the June 30, 2004 quarter as a result of the acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Product licenses	$11,679	$9,845	19%
Services	10,981	7,542	46%

Total	$22,660	$17,387	30%

As a percentage of total revenue:
Product licenses	52%	57%
Services	48%	43%

Total revenues increased by $5.3 million, or 30%, to $22.7 million for the three months ended June 30, 2004 from $17.4 million for the three months ended June 30, 2003. The increase in revenues was due to our acquisition of Optika, an increase in revenues for services due to a larger base of installed products, and an increase by our customers to use our Consulting Services personnel to implement our software. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our services revenue to grow.

Product Licenses

Revenues for product licenses increased by $1.8 million, or 19%, to $11.6 million for the three months ended June 30, 2004 from $9.8 million for the three months ended June 30, 2003. The increase in revenues was attributable to revenues from our Optika acquisition, an increase in Universal Content Management software revenues in the United States and Asia Pacific with these increases being partially offset by decreased sales of Universal Content Management software in Europe. The market for our products at any particular time is highly dependent on information technology spending and we cannot be uncertain whether, and if so, when, spending on information technology will rebound. We anticipate that the percentage of license revenue to total revenue will remain between 52% and 54% in fiscal year 2005, but that license revenue in absolute dollars will increase.

Services

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Consulting services and training	$4,358	$3,037	43%
Post contract support	6,623	4,505	47%

Total	$10,981	$7,542	46%

As a percentage of total revenue:
Services and training	19%	17%
Post contract support	29%	26%

Revenues for services, consisting of consulting services, training and post-contract customer support, increased by $3.4 million, or 46%, to $11.0 million for the three months ended June 30, 2004 from $7.6 million for the three months ended June 30, 2003. The increase in revenues for services was due to the Optika acquisition, an increase in consulting services revenue as our customers’ software implementations have become larger and more numerous and an increase in post-contract customer support due to the acquisition of Optika and a larger installed base of Universal Content Management and Content Component products. We anticipate that the percentage of service revenue to total revenue will remain between 45 percent and 48 percent in fiscal year 2005, but that service revenue in absolute dollars will increase.

Generally, customers prefer to have us perform consulting services rather than using internal information technology staff, a trend we believe will continue. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward electronic devices being used increasingly to view electronic information to continue, we expect our installed base of products to continue to grow and our services revenues attributable to post-contract customer support to continue to increase

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

COST OF REVENUES AND GROSS PROFIT

Cost of Revenues — General

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Cost of product licenses	$1,292	$1,100	17%
Cost of amortization of capitalized software from acquisitions	463	521	(11)%
Cost of services	5,297	3,798	39%

Total	$7,052	$5,419	30%

Gross profit	$15,608	$11,968	30%
As a percentage of total revenue:
Cost of product licenses	6%	6%
Cost of amortization of capitalized software from acquisitions	2%	3%
Cost of services	23%	22%
Total cost of revenues	31%	31%
Gross margin	69%	69%

Total cost of revenues increased by $1.6 million, or 30%, to $7.1 million for the three months ended June 30, 2004 from $5.5 million for the three months ended June 30, 2003. Total cost of revenues as a percentage of total revenues was 31% for the three months ended June 30, 2004 and 2003. Gross profit increased by $3.6 million, or 30%, to $15.6 million for the three months ended June 30, 2004 from $12.0 million for the three months ended June 30, 2003. Total gross profit as a percentage of total revenues was 69% for the three months ended June 30, 2004 and 2003. The increase in gross profit dollars was attributable to the increase in product license revenues and services described above.

Cost of Revenues – Product Licenses

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Cost of product licenses	$1,292	$1,100	17%
Cost of amortization of capitalized software from acquisitions	463	521	(11)%

Total	$1,755	$1,621	8%

Gross profit - product licenses	$9,924	$8,224	21%
As a percentage of product license revenue:
Cost of product licenses	11%	11%
Cost of amortization of capitalized software from acquisitions	4%	5%
Total cost of product license revenues	15%	16%
Product license gross margin	85%	84%

Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products.

Cost of revenues for product licenses. Cost of revenues for product licenses increased by $0.2 million or 8%, to $1.8 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003. Gross profit as a percentage of revenues for product licenses was 85% for the three months ended June 30, 2004 and 84% for the three months ended June 30, 2003. The increase in cost of revenues dollars for product licenses was attributable to the acquisition of Optika, changes in product mix, a reduction in certain costs related to royalties for third-party technology incorporated into our products which became fully amortized in the previous fiscal year and partially offset by amortization of capitalized software from acquisitions discussed below. As new versions of our Universal Content Management software continue to be released, we may elect to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality that we believe is necessary to be competitive. We expect to continue to license or purchase third party software to be included in our Universal Content Management products, which may cause our costs of revenues to increase.

Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.5 million for the three months ended June 30, 2004 and 2003. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, and Ancept in July 2001, April 2002, March 2003, and August 2003, respectively. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the completion in June 2003 of amortization of capitalized software related to our acquisition of CCD. We acquired technology from the companies listed above to incorporate the technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues - Services

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Consulting services and training	$4,179	$2,854	46%
Post contract support	1,118	944	18%

Total	$5,297	$3,798	39%

Gross profit - services	$5,684	$3,744	52%
As a percentage of respective revenue:
Consulting services and training cost of revenue	96%	94%
Post contract support cost of revenues	17%	21%
Gross margin – services total	52%	50%

Cost of services revenues, consisting of personnel for consulting services, training and post-contract customer support, increased by $1.5 million, or 39%, to $5.3 million for the three months ended June 30, 2004 from $3.8 million for the three months ended June 30, 2003. Gross profit as a percentage of revenues for services was 52% for the three months ended June 30, 2004 compared to 50% for the three months ended June 30, 2003. The increase in the gross profit in dollars and as a percentage of services revenues was due to the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software partially offset by lower utilization of consulting services personnel related to our Universal Content Management software. As a result of the Optika acquisition, we anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease during fiscal year 2005 as we believe that we can optimize the combined departments and increase the services utilization. During the recent economic slowdown, we saw less competition for skilled software post-contract customer support personnel than we experienced during stronger economic periods. If economic conditions improve, competition for skilled software post-contract customer support personnel may increase and our services costs of revenues may increase and may offset certain of the anticipated cost savings related to the Optika acquisition.

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

OPERATING EXPENSES

Sales and Marketing

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Sales and marketing	$9,789	$9,962	(2)%
Percentage of total revenues	43%	57%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $9.8 million for the three months ended June 30, 2004, a decrease of $0.2 million, or 2%, from $10.0 million for the three months ended June 30, 2003. As a percentage of total revenues, sales and marketing expenses were 43% for the three months ended June 30, 2004 compared to 57% for the three months ended June 30, 2003. The decrease in dollars and percentage was attributable to the restructurings undertaken by us and the occurrence of our annual sales meeting in the first quarter of fiscal 2004 while it will be held in the second quarter of our fiscal year 2005. We believe that our sales and marketing expenses as a percentage of total revenue will continue to decrease during fiscal year 2005 as we optimize and combine the two sales and marketing departments and increase the productivity of our sales personnel. During fiscal 2004, we saw less competition for general software sales and marketing personnel than we experienced during stronger economic periods. However, competition has intensified for sales personnel who have been successful in the current market conditions. If economic conditions improve, competition for general software sales and marketing personnel may increase and our sales and marketing expenses may increase and may offset certain of the anticipated cost savings related to the Optika acquisition.

General and Administrative

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
General and administrative	$2,524	$2,324	9%
Percentage of total revenues	11%	13%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. For the three months ended June 30, 2004, general and administrative expenses were $2.5 million, an increase of $0.2 million, or 9%, from $2.3 million for the three months ended June 30, 2003. The increase in general and administrative expenses was due to increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government and defense of a class action lawsuit. As a result of the Optika acquisition, we believe that our general and administrative expenses will continue to decrease as a percentage of total revenue during fiscal year 2005 as we will consolidate the accounting, finance and human resource departments and operate these departments from our corporate headquarters. Additionally, we anticipate further expense reductions as a percentage of total revenue as we eliminate duplicate expenses such as certain insurance expenses and professional services expenses. However, these expense reductions may be partially offset as we expect to be subject to increasing corporate governance regulations and may be required to increase general and administrative spending to comply with such regulations Congress, the Securities and Exchange Commission and the national stock exchanges have enacted or have proposed to enact for publicly traded companies.

Research and Development

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Research and development	$3,798	$3,175	20%
Percentage of total revenues	17%	18%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For the three months ended June 30, 2004, research and development expenses increased by $0.6 million, or 20%, from the three months ended June 30, 2003, due to the Optika acquisition. We believe that our fiscal year 2005 research and development expenses will remain consistent as a percentage of total revenue as compared to the quarter ended June 30, 2004 as no significant changes are anticipated with respect to headcount or currently scheduled programs.

Acquisition-Related Sales, Marketing and Other Costs

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Acquisition - related sales, marketing and other costs	$886	$—	100%
Percentage of total revenues	4%	—%

Acquisition-related sales, marketing and other costs were $0.9 million in the three months ended June 30, 2004 and were related to the Optika acquisition. Approximately $0.6 million of these costs related to advertising done in various periodicals announcing the completion of the Optika acquisition. We have generally not done this type of advertising in the past. Because we believe market trends may result from consolidation of the content management software market, from time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition-related expenses may increase substantially.

Amortization of Acquired Intangible Assets and Other

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Amortization of acquired intangible assets and other	$179	$1,652	(89)%
Percentage of total revenues	1%	10%

Amortization of intangible assets acquired related to our acquisition of CCD in July 2000, our acquisition of RESoft in July 2001, and our acquisition of Kinecta in April 2002. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and was being amortized over the assets’ estimated useful lives of three to four years. A portion of the purchase price of certain assets of each of RESoft and Kinecta was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. Amortization of acquired intangible assets and other expense was $0.2 million for the three months ended June 30, 2004 and $1.7 million for the three months ended June 30, 2003. The decrease was attributable to the completion in June 2003 of amortization of substantially all of the intangibles related to our acquisition of CCD.

Restructuring Charges

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Restructuring charges	$2,461	$812	203%
Percentage of total revenues	11%	5%

We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the for the information technology markets in the United States and in Europe. During the three months ended June 30, 2004, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were taken to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.

Other Income (Expense)

(in thousands, except for percentages)

	Three Months Ended June 30,
	2004	2003	Change
Interest income	$194	$292	(34)%
As % of Total Revenue:
Interest income	1%	2%

Interest income was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000 and the short-term investments from the Optika acquisition.

The decreases in net interest income for the three months ended June 30, 2004 were due to reduced amounts of invested funds and decreases in the market interest rates earned by invested funds which declined approximately 20%.

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

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through public offerings of securities.

To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 2004 were $1.4 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

As of June 30, 2004, we had $66.2 million in cash and marketable securities and $61.4 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2005. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

Cash, cash equivalents and marketable securities decreased $7.3 million, or 10%, to $66.2 million as of June 30, 2004 from $73.5 million at March 31, 2004. The decrease was due to the cash used in the acquisition of Optika and the operating losses experienced in that period.

Cash provided by (used in) was as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Cash (used in) operating activities	$(2,004)	$(4,024)
Cash (used in) investing activities	(4,338)	$(1,726)
Cash provided by (used in) financing activities	239	(307)

Operating Activities. Net cash used in operating activities of $2.0 million in the three months ended June 30, 2004 resulted from a loss from operations of $3.8 million. After excluding the effects of non-cash expenses including depreciation and amortization of $0.7 million and amortization of intangible assets of $0.6 million, the adjusted cash usage before the effect of changes in working capital components was $2.5 million. Additional cash usage was the result of an increase of $1.4 million in accounts receivable and $0.4 million in prepaid expenses and other current assets, offset by an increase of $1.1 million in accrued liabilities, $1.0 million deferred revenues and other accrued liabilities and an increase of approximately $0.2 million in accounts payable.

A number of non-cash items were charged to expense and increased our net loss in the three months ended June 30, 2004 and 2003, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 93 days and 99 days for the three months ended June 30, 2004 and 2003, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash used in investing activities was $4.3 million for the three months ended June 30, 2004. This resulted from net proceeds from investment activity of $6.2 million, offset by approximately $0.4 million to purchase property and equipment and approximately $10.1 million used in the Optika acquisition.

Generally, our investment portfolio is classified as “held to maturity”, with a portion from the Optika acquisition classified as “available for sale”. Our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

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

Financing Activities. Net cash provided by financing activities of $0.2 million in the three months ended June 30, 2004 included approximately $0.2 million from the net proceeds from the issuance of common stock.

Our cash flows from financing activities are the result of cash receipts from the issuance of common stock, our repurchases of common stock and treasury stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.

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

Recent Accounting Pronouncements

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. This EITF was required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of our license arrangements. Generally, we sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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

Workforce Reductions. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At June 30, 2004, approximately $1.6 million was accrued for future severance and termination benefits payments.

Excess Facilities. In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At June 30, 2004, we had approximately $1.0 million accrued for excess facilities. We reassess our excess facilities liability each period based on current real estate market conditions.

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

Valuation and Evaluation of Impairment of Long-lived Assets, Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Prior to April 1, 2002, goodwill was amortized on a straight-line basis over three years. Effective April 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized but reviewed for impairment annually, when factors indicating impairment are present. We completed our transitional goodwill impairment test on April 1, 2002 and determined that no impairment existed at that time. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engaged an independent outside professional services firm to assist us in our impairment testing of goodwill as of January 1, 2003. Based on this assistance, we completed our annual goodwill impairment test on January 1, 2003 and reviewed this valuation and our financial position as of January 1, 2004 and determined that there was no impairment of goodwill at those times. Additionally, no circumstances occurred during the first quarter of fiscal year 2005 which would have created an impairment loss at June 30, 2004.

We evaluate the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate that an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through June 30, 2004.

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

You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our company and business.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE, IMAGING AND BUSINESS PROCESS MANAGEMENT SOFTWARE AND CONTENT COMPONENT SOFTWARE PRODUCTS FOR OUR REVENUES; IF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE AND IMAGING AND BUSINESS PROCESS MANAGEMENT SOFTWARE DOES NOT GAIN AND MAINTAIN CUSTOMER ACCEPTANCE, OUR REVENUES AND OPERATING RESULTS MAY SUFFER.

We currently derive all of our revenues from product licenses and services associated with our system of content management, business process management and viewing software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

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

Shareholder class-action suits have been filed naming Stellent and certain of our current and former officers and directors as co-defendants. We intend to vigorously defend ourselves against the suits. However, because litigation by its nature is uncertain and the lawsuit is still in its early stages, the likelihood of a favorable outcome cannot be predicted at this time. If the plaintiff prevailed in the lawsuit and the damages awarded against us significantly exceeded the limits of our insurance policies, this outcome could have a material adverse impact on our Company’s financial condition and results of operations.

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

Any failure to meet the challenges involved in successfully integrating our preexisting operations with those of Optika or to realize any of the anticipated benefits or synergies of the acquisition could seriously harm our operating results. Realizing the benefits of the acquisition will depend in part on our ability to overcome significant challenges, including:

•	combining Optika’s Colorado-based operations with our Minnesota headquartered preexisting operations;

•	integrating and managing the combined company with a small management team;

•	retaining and assimilating the key personnel of Optika accustomed to working without the oversight of a parent company;

•	integrating the sales organization of Optika, which relies extensively on indirect sales channels and generates a high proportion of maintenance and other revenues, with our preexisting sales organization, which relies extensively on direct sales and generates a high proportion of product license revenues;

•	retaining preexisting customers of each company in light of changes that may occur as a result of the acquisition and attracting new customers while overcoming integration challenges;

•	retaining strategic partners in light of changes that may occur in each company’s operations as a result of the acquisition and attracting new strategic partners while overcoming integration challenges; and

•	creating and maintaining uniform standards, controls, procedures, policies and information for two companies accustomed to operating under autonomous management.

The risks of failure to overcome these integration challenges include:

•	the potential disruption of our on-going business and distraction of our management;

•	lost sales or decreased revenues as a result of difficulties inherent in combining product offerings, coordinating sales and marketing efforts to communicate effectively our capabilities;

•	the potential need to demonstrate to customers that the acquisition will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT OUR MARKET VALUE.

In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we will allocate the total estimated purchase price in the acquisition to Optika’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and record the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

IN ORDER TO BE SUCCESSFUL, WE MUST RETAIN AND MOTIVATE KEY EMPLOYEES, WHICH MAY BE DIFFICULT IN LIGHT OF THE GEOGRAPHIC SEPARATION OF OUR HEADQUARTERS AND OPTIKA’S OPERATIONS, OPTIKA’S HISTORY OF OPERATING AS AN INDEPENDENT BUSINESS AND UNCERTAINTY REGARDING OPERATIONAL ROLES FOLLOWING THE ACQUISITION; AND FAILURE TO DO SO COULD SERIOUSLY HARM OUR ABILITY TO EXECUTE OUR OPERATING STRATEGY.

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Failure to do so could leave us without the management capacity to execute our operating strategy, which could adversely affect our operating results. Retaining and motivating Optika employees may be difficult if we cannot overcome the geographic separation of Optika’s Colorado operations and our Minnesota headquarters to make employees feel like they are a part of a cohesive business operation. We may experience difficulty retaining and motivating Optika employees if those employees feel as though they had greater operating freedom when Optika was an independent business. Our employees may experience uncertainty about their future role with us until or after our strategies are announced or executed. These circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the acquisition .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash, cash equivalents and marketable securities is affected by changes in interest rates in the United States. Through June 30, 2004, changes in these rates have had a significant effect on our company. Interest rates earned on invested funds have fallen by approximately 20% since June 2003. The Company believes that there may be future exposure to interest rate market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2004, the Company held a special meeting of its shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against and abstaining with regard to the proposals is set forth below.

Proposal	In Favor	Abstain	Against
1. Approval of the issuance of shares of Stellent common stock in the merger of Optika Inc. into STEL Sub, Inc.	15,228,358	2,815	58,326

2. Approval of any proposal that may properly come before the special meeting to adjourn or postpones the special meeting to another time or place for the purpose of soliciting additional proxies to approve the share issuance proposal.	7,989,982	13,195	7,254,853

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed with this report.

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10.1	Amendment to Optika Imaging Systems Inc. 1999 Stock Option/Stock Issuance Plan.	Electronic Transmission

10.2	Amendment to Optika Inc. 2003 Equity Incentive Plan.	Electronic Transmission

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

(b) Reports on Form 8-K.

On June 14, 2004 the Company filed a Current Report on Form 8-K regarding the completion of its acquisition of Optika Inc.

On July 22, 2004, the Company filed an Amendment No. 1 to the Current Report on Form 8-K to provide financial statements of Optika required by Item 7(a) of Form 8-K and the pro forma financial information required by Item 7(b) of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stellent, Inc.

(Registrant)

Date: August 9, 2004	By: /s/ Robert F. Olson

Robert F. Olson,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	By: /s/ Gregg A. Waldon

Gregg A. Waldon
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10.1	Amendment to Optika Imaging Systems Inc. 1999 Stock Option/Stock Issuance Plan.	Electronic Transmission

10.2	Amendment to Optika Inc. 2003 Equity Incentive Plan.	Electronic Transmission

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission