Form 10-Q
period 2004-09-30
STELLENT INC
filed 2004-11-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value - 26,902,638 shares as of November 5, 2004.

STELLENT, INC.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STELLENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$37,130	$44,165
Short-term marketable securities	21,563	22,366
Accounts receivable, net	27,223	19,165
Prepaid royalties	1,086	1,851
Prepaid expenses and notes	5,566	4,905

Total current assets	92,568	92,452
Long-term marketable securities	5,390	6,981
Property and equipment, net	5,361	4,471
Prepaid royalties, net of current	1,340	1,482
Goodwill	67,180	14,780
Other intangible assets, net	7,040	2,230
Investments and notes in other companies	1,136	1,136
Other	1,065	1,156

Total assets	$181,080	$124,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$2,748
Deferred revenue	17,153	10,097
Commissions payable	1,919	1,301
Accrued expenses and other	7,780	5,786
Current installments of obligations under capital lease	578	—

Total current liabilities	29,474	19,932
Deferred revenue, net of current portion	—	51

Total liabilities	29,474	19,983
Shareholders’ equity
Common stock	269	223
Additional paid-in capital	239,937	189,221
Unearned compensation	(751)	—
Accumulated deficit	(88,496)	(85,415)
Accumulated other comprehensive income	647	676

Total shareholders’ equity	151,606	104,705

Total liabilities and shareholders’ equity	$181,080	$124,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product licenses	$14,775	$10,215	$26,454	$20,060
Services	13,181	8,306	24,162	15,848

Total revenues	27,956	18,521	50,616	35,908

Cost of revenues:
Product licenses	1,068	1,116	2,360	2,216
Amortization of capitalized software from acquisitions	643	315	1,106	836
Services	6,610	4,183	11,907	7,981

Total cost of revenues	8,321	5,614	15,373	11,033

Gross profit	19,635	12,907	35,243	24,875

Operating expenses:
Sales and marketing	10,931	9,560	20,720	19,522
General and administrative	3,057	2,617	5,581	4,941
Research and development	4,867	3,348	8,665	6,523
Acquisition-related sales, marketing and other costs	—	—	886	—
Amortization of acquired intangible assets and unearned compensation	175	118	354	1,770
Restructuring charges	—	—	2,461	812

Total operating expenses	19,030	15,643	38,667	33,568

Income (loss) from operations	605	(2,736)	(3,424)	(8,693)
Other:
Interest income, net	149	249	343	541

Net income (loss)	$754	$(2,487)	$(3,081)	$(8,152)

Net Income (loss) per common share
Basic	$0.03	$(0.11)	$(0.12)	$(0.37)
Diluted	$0.03	$(0.11)	$(0.12)	$(0.37)
Weighted average common shares outstanding
Basic	26,720	21,916	25,300	21,873
Diluted	27,776	21,916	25,300	21,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(3,081)	$(8,152)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,719	1,728
Amortization of intangible assets, acquisition expense and unearned compensation	1,459	2,606
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(5,262)	(2,369)
Prepaid expenses and other current assets	750	(235)
Accounts payable and other liabilities	(1,067)	288
Accrued liabilities	(48)	1,358
Deferred revenue	811	(765)
Accrued commissions	618	52

Net cash flows used in operating activities	(4,101)	(5,489)

INVESTING ACTIVITIES:
Maturities of marketable securities, net	7,541	4,933
Purchases of property and equipment	(930)	(1,017)
Business acquisition costs, net of cash acquired	(10,657)	(2,047)

Net cash flows provided by (used in) investing activities	(4,046)	1,869

FINANCING ACTIVITIES:
Repurchase of common stock	—	(308)
Proceeds from exercise of stock options and warrants	950	372
Proceeds from issuance of stock under Employee Stock Purchase Plan and other	432	375
Payments under capital leases	(241)	—

Net cash flows provided by financing activities	1,141	439

Cumulative effect of foreign currency translation adjustment	(29)	168

Net decrease in cash	(7,035)	(3,013)
Cash and equivalents, beginning of period	44,165	37,439

Cash and equivalents, end of period	$37,130	$34,426

Supplemental disclose of non-cash investing and financing activities:
Non-cash financing activity - issuance of common stock for business combination	$41,416	$754

Non-cash financing activity - assumption of stock option plan related to business combination	$7,964	$—

Non-cash investing and financing activity – purchase of equipment through capital leases	$819	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly Stellent, Inc’s (Stellent or the Company) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2004 Annual Report on Form 10-K. The consolidated results of operations for the three and six month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2005 and 2004, represent the twelve months ended March 31, 2005 and 2004, respectively.

The condensed consolidated balance sheet at March 31, 2004 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Such disclosure are contained in the Company’s Annual Report on Form 10-K.

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

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and have determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. Generally, the Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

The Company’s direct customers typically enter into perpetual license arrangements. The Company’s Content Components Division (CCD) generally enters into term-based license arrangements with its customers, the term of which generally exceeds one year in length. The Company recognizes revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of its technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on either a percentage of the product license fee or product list price, as applicable. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

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

Indemnification Obligations

The Company generally undertakes intellectual property indemnification obligations in its software products or services agreements with customers. Typically, these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company’s software products or services.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company’s available for sale securities. Total comprehensive loss was $3,110 and $7,984, respectively, for the six months ended September 30, 2004 and 2003.

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

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities. A majority of EITF 03-1 was effective for all reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in the EITF related to debt securities. The adoption of this EITF did not and is not anticipated to have a material effect on how the company analyzes and records other than temporary impairments on its investments in other companies.

Stock-based Compensation

The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method for the following periods:

Supplemental information:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$754	$(2,487)	$(3,081)	$(8,152)
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(3,338)	(2,433)	(6,360)	(4,271)

Net loss pro forma	$(2,584)	$(4,920)	$(9,441)	$(12,423)

Weighted average shares outstanding
Basic	26,720	21,916	25,300	21,873
Diluted	27,776	21,916	25,300	21,873
Net income (loss) per share as reported
Basic and diluted	$0.03	$(0.11)	$(0.12)	$(0.37)
Net loss per share pro forma
Basic and diluted	$(0.10)	$(0.22)	$(0.37)	$(0.57)

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 2. Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) of 1,056 and 1,121 shares for the three months ended September 30, 2004 and 2003, respectively, and 1,106 and 692 shares for the six months ended September 30, 2004 and 2003, respectively. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Note 3. Mergers and Acquisitions

On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn out) for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition which will be recorded as goodwill. No contingent consideration accruals or payments were required through September 30, 2004.

On May 28, 2004, the Company acquired all outstanding shares of Optika Inc. for $10,000 in cash, approximately 4,200 shares of the Company’s common stock valued at $41,416, the assumption of Optika’s outstanding common stock options, and direct acquisition costs of approximately $1,839. The Company acquired Optika in order to add to, or strengthen and expand, its Universal Content Management software in the areas of document imaging, business process management and compliance capabilities. The valuation of the Company’s stock was set at an average price at the time the merger agreement was signed, which was January 11, 2004. The fair value of Optika’s option plan of $7,964 was estimated as of January 11, 2004 using the Black-Scholes option-pricing model with the following assumptions: no estimated dividends, expected volatility of 95%, risk free interest rate of 2.5% and expected option terms of 3 years for all options.

The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. During the three months ended September 30, 2004, the Company paid out $336 and $147 in severance and facility costs, respectively. At September 30, 2004, the remaining amount to be paid related to severance and facilities were $260 and $116, respectively. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Net tangible assets	$3,840
Acquisition restructuring charge	(859)
Goodwill	51,243
Identifiable intangible assets	6,100
Unearned compensation	895

Total estimated purchase price	$61,219

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

The Company has recorded a full valuation allowance against the net deferred tax assets due to the uncertainly of future taxable income, which is necessary to realize the benefits of the deferred tax assets. NOL carryforwards were approximately $34,803. These NOLs begin to expire in 2009 and are subject to annual utilization limits due to prior ownership changes.

Realization of the NOL carryforwards and the deferred tax temporary differences, which were acquired, are contingent on future taxable earnings. The deferred tax assets were reviewed for expected utilization using a more likely than not approach by assessing the available positive and negative evidence surrounding their recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance will be applied first to reduce to zero any goodwill related to the acquisition, then to reduce to zero other noncurrent intangible assets related to the acquisition, and then to reduce income tax expense.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Three months ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$27,956	$23,872	$53,166	$50,258
Net income (loss)	$754	$(2,759)	$(6,644)	$(9,726)
Net income (loss) per share
Basic	$.03	$(0.10)	$(.26)	$(0.38)
Diluted	$.03	$(0.10)	$(.26)	$(0.38)
Weighted average shares outstanding
Basic	26,720	26,688	25,300	25,657
Diluted	27,776	26,688	25,300	25,657

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

During the second quarter of fiscal year 2005 the Company acquired a Korean entity for approximately $200. This amount was recorded as goodwill and other intangible assets.

Note 4. Contingencies

The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled “In re Stellent Securities Litigation.” The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003) and is pending before the United States District Court for the District of Minnesota. The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks monetary damages against the defendants in unspecified amounts. Management believes the lawsuit is without merit and will vigorously defend the lawsuit.

Additionally, the Company is subject to various claims and litigation in the ordinary course of its business, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 5. Restructuring Charges

In the quarter ended September 30, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $400 with the remaining $400 related to the closing of facilities and other exit costs. At September 30, 2004, $383 remained to be paid in connection with these charges.

In the quarter ended December 31, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded an additional restructuring charge of approximately $700. This restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 28 employees of approximately $400 with the remaining $300 related to the closing of facilities and other exit costs. At September 30, 2004, no amounts remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. This restructuring charge was comprised primarily of $400 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400 related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At September 30, 2004, approximately $6 remained to be paid in connection with these charges.

In the quarter ended June 30, 2004, with the integration of Optika and in connection with management’s plans to reduce costs and improve operating efficiencies, the Company approved a restructuring plan in June 2004. The restructuring plan includes the termination of approximately 30 employees of Stellent, Inc. and the shutdown of the Company’s New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan were approximately $1,900 for employee termination benefits and approximately $600 for excess facilities. At September 30, 2004, approximately $1,280 remained to be paid in connection with these charges.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The table below summarizes the Company’s restructuring plans:

Restructuring Plans

	Second Quarter		Third Quarter		Fourth Quarter		First Quarter		First Quarter
	Fiscal 03		Fiscal 03		Fiscal 03		Fiscal 04		Fiscal 05

	Employee	Other	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	termin.	exit	termin.	exit	termination	exit	termin.	exit	termin.	exit
	benefit	costs	benefits	costs	benefits	costs	benefits	costs	benefits	costs	Total
Balance at April 1, 2003	$54	$304	$33	$—	$240	$43	$—	$—	$—	$—	$674
Expense	—	—	—	—			396	56	—	—	452
Payments	(36)	(65)	(33)	—	(60)	(11)	(245)	—	—	—	(450)
Change in estimate	—	360	—	—	—	—	—	—	—	—	360
Payments	—	—	—	—	—	—	—	—	—	—	—

Balance at June 30, 2003	18	599	—	—	180	32	151	56	—	—	1,036

Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	(18)	(43)	—	—	(60)	—	(38)	(56)	—	—	(215)

Balance at September 30, 2003	—	556	—	—	120	32	113	—	—	—	821

Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	(43)	—	—	(60)	—	(38)	—	—	—	(141)

Balance at December 31, 2003	—	513	—	—	60	32	75	—	—	—	680

Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	(49)	—	—	(60)	(32)	—	—	—	—	(141)
Change in estimate	—	—	—	—	—	—	(69)	—	—	—	(69)

Balance at March 31, 2004	—	464	—	—	—	—	6	—	—	—	470

Expense	—	—	—	—	—	—	—	—	1,866	595	2,461
Payments	—	(48)	—	—	—	—	—	—	(306)	—	(354)

Balance at June 30, 2004	—	416	—	—	—	—	6	—	1,560	595	2,577

Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	(33)	—	—	—	—	—	—	(794)	(81)	(908)

Balance at September 30, 2004	$—	$383	$—	$—	$—	$—	$6	$—	$766	$514	$1,669

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended September 30, 2004 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business documents using the Web. From the beginning, we focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. This focus remains true today. While early on we developed document management and Web content management applications, in recent years we also expanded our product set to address market needs for: (a) Web-based management of digital assets, which are digital materials such as photos and graphics, and business records; (b) imaging; (c) business process management; and (d) records management.

The business information we manage for our customers is in an electronic form and is generally considered unstructured data, or data that is not easily managed by relational databases. In fact, the vast majority of information in any business is considered to be unstructured information, and typically resides in areas such as personal computers, conventional file servers and paper documents.

Our Universal Content Management software addresses primarily four areas of the enterprise content management market, Web content management, document management, digital asset management and imaging, which are supported by collaboration, records management and business process management services. Currently, customers use our Universal Content Management software to organize and maintain the electronic business information created by internal and external sources using a broad range of common software applications, such as Microsoft Office, AutoDesk AutoCAD and Sun StarOffice. This electronic business information includes items such as Web pages, digital assets, scanned images, Microsoft Office documents, scanned invoices, spreadsheets, email and forms. Our software also assists in the conversion of paper documents to electronic format. Using our technology, customers can then publish that information to public Web sites and/or secure Web sites available only to select audiences. Common applications powered by our technology include corporate intranets, accounts payable/receivable processes, claims processing, public Web sites, call centers/self-help Web sites, compliance processes and dealer extranets as well as enterprise-wide content management initiatives.

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

On May 28, 2004, we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management, ERP implementations and compliance capabilities. Accordingly, the results of Optika are incorporated in our consolidated financials since the acquisition date of May 28, 2004. We approved a restructuring plan in June 2004, which included the termination of approximately 30 employees and a related restructuring charge of approximately $1.9 million and the shutdown of our New York sales facility and a related restructuring charge of approximately $0.6 million. We anticipate the effects of this restructuring will result in a decrease in combined expenses of approximately $3.5 million in fiscal year 2005, which includes personnel-related cost savings of approximately $2.8 million and facility and other duplicate administrative cost savings of approximately $0.7 million. We have realized some of these cost synergy savings during the second quarter ended September 30, 2004.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Product licenses	$14,775	$10,215	45%	$26,454	$20,060	32%
Services	13,181	8,306	59%	24,162	15,848	52%

Total	$27,956	$18,521	51%	$50,616	$35,908	41%

As a percentage of total revenue:
Product licenses	53%	55%		52%	56%
Services	47%	45%		48%	44%

Revenues totaled $28.0 million and $50.6 million for the second quarter and first half of fiscal year 2005, respectively, compared to $18.5 million and $35.9 million for the second quarter and first half of fiscal year 2004. Total revenues for the second quarter and first half of fiscal year 2005 were up $9.4 million and $14.7 million, or 51% and 41%, respectively, from the second quarter and first half of fiscal year 2004. The increases in revenue were due to our acquisition of Optika on May 28, 2004 and two seven-figure license transactions in the second quarter of fiscal year 2005 related to Content Component Software. Additionally, we had an increase in revenues for services due to a larger base of installed products and increased use by our customers of our Consulting Services personnel to implement our software. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our services revenue to grow.

Product Licenses

Revenues generated from product licenses totaled $14.8 million and $26.5 million for the second quarter and first half of fiscal year 2005, respectively, increases of $4.6 million and $6.4 million, or 45% and 32%, respectively, from $10.2 million and $20.1 million in the second quarter and first half of fiscal year 2004. The increases in revenues were attributable to two seven-figure license transactions in the second quarter of fiscal year 2005 related to our Content Component software, revenues from our Optika acquisition, an increase in Universal Content Management software revenues in Asia Pacific, with these increases being partially offset by decreased sales of Universal Content Management software in Europe. The market for our products at any particular time is highly dependent on information technology spending and we cannot be certain whether, and if so, when, spending on information technology will fluctuate. We anticipate that the percentage of license revenue to total revenue will remain between 52% and 54% in fiscal year 2005, but that license revenue in absolute dollars will increase.

Services

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Consulting services and training	$5,042	$3,545	42%	$9,400	$6,582	43%
Post contract support	8,139	4,761	71%	14,762	9,266	59%

Total	$13,181	$8,306	59%	24,162	15,848	52%

As a percentage of total revenue:
Services and training	18%	19%		19%	18%
Post contract support	29%	26%		29%	26%

Revenues for services, consisting of consulting services, training and post-contract customer support, totaled $13.2 million and $24.2 million for the second quarter and first half of fiscal year 2005, respectively, increases of $4.9 million and $8.3 million or 59% and 52%, respectively, from $8.3 million and $15.8 million in second quarter and first half of fiscal year 2004. The increase in revenues for services was due to the Optika acquisition, an increase in consulting services revenue as our customers software implementations have become larger and more numerous and an increase in post-contract customer support due to the acquisition of Optika and a larger installed base of Universal Content Management and Content Component products. We anticipate that the percentage of service revenue to total revenue will remain between 45 percent and 48 percent in fiscal year 2005, but that service revenue in absolute dollars will increase.

Generally, customers prefer to have us perform consulting services rather than using their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to our Universal Content Management software as our Content Components software is embedded in another companies’ software and that company would typically perform the consulting services. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward electronic devices being used increasingly to view electronic information to continue, we expect our installed base of products to continue to grow and our services revenues attributable to post-contract customer support to continue to increase.

If our license revenues decline in the future, our support and services revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting services engagements. Additionally, since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.

COST OF REVENUES AND GROSS PROFIT

Cost of Revenues — General

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Cost of product licenses	$1,068	$1,116	(4)%	$2,360	$2,216	7%
Cost of amortization of capitalized software from acquisitions	643	315	104%	1,106	836	32%
Cost of services	6,610	4,183	58%	11,907	7,981	49%

Total cost of revenues	$8,321	$5,614	48%	$15,373	$11,033	39%

Gross profit	$19,635	$12,907	52%	$35,243	$24,875	42%
As a percentage of total revenue
Cost of product licenses	4%	6%		5%	6%
Cost of amortization of capitalized software from acquisitions	2%	2%		2%	2%
Cost of services	24%	23%		24%	22%
Total cost of revenues	30%	30%		30%	31%
Gross margin	70%	70%		70%	69%

Total cost of revenues increased by $2.7 million and $4.3 million, or 48% and 39%, respectively, to $8.3 million and $15.4 million for the second quarter and first half of fiscal year 2005 from $5.6 million and $11.0 million, respectively, in the second quarter and first half of fiscal year 2004. Total cost of revenues as a percentage of total revenues were 30% for the second quarter and first half of fiscal year 2005, compared to 30% and 31% in the second quarter and first half of fiscal year 2004, respectively. Overall Gross profit increased by $6.7 million and $10.4 million, or 52% and 42%, respectively, to $19.6 million and $35.2 million in the second and first half of fiscal year 2005 from $12.9 million and $24.9 million, respectively, in the second quarter and first half of fiscal year 2004. Total gross profit as a percentage of total revenues were 70% for the second quarter and first half of fiscal year 2005 compared to 70% and 69% in the second quarter and first half of fiscal year 2004, respectively. The increase in gross profit dollars was attributable to the increase in product license revenues and services described above.

Cost of Revenues—Product Licenses

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Cost of product licenses	$1,068	$1,116	(4)%	$2,360	$2,216	7%
Cost of amortization of capitalized software from acquisitions	643	315	104%	1,106	836	32%

Total cost of product licenses	$1,711	$1,431	20%	$3,466	$3,052	14%

Gross profit - product licenses	$13,064	$8,784	49%	$22,988	$17,008	35%
As a percentage of product license revenue:
Cost of product licenses	7%	11%		9%	11%
Cost of amortization of capitalized software from acquisitions	4%	3%		4%	4%
Total cost of product license revenues	12%	14%		13%	15%
Product license gross margin	88%	86%		87%	85%

Cost of product licenses includes costs of licensing third-party software embedded in or sold in conjunction with our software products as well as expenses incurred to manufacture, package and distribute our software products and related documentation.

Cost of revenues for product licenses. Cost of revenues for product licenses totaled $1.7 million and $3.5 million for the second quarter and first half of fiscal year 2005, respectively, increases of $0.3 million and $0.4 million, or 20% and 14%, respectively, from $1.4 million and $3.1 million in the second quarter and first half of fiscal year 2004. Gross profit as a percentage of revenues for product licenses were 88% and 87% for the second quarter and first half of fiscal year 2005 up from 86% and 85% in the second quarter and first half of fiscal year 2004. The overall gross margin percentage increase in product licenses can be attributed to higher levels of our Content Component software revenue in the second quarter of fiscal year 2005, which carry a lower cost of revenue than our Universal Content Management software revenue. During the second quarter of fiscal year 2005, we recorded two seven-figure license transactions related to our Content Component software, both coming from current customers. The overall increase in cost of revenues dollars for product licenses was attributable to the acquisition of Optika on May 28, 2004, changes in product mix, a reduction in certain costs related to royalties for third-party technology incorporated into our products, which became fully amortized in the previous fiscal year, and was partially offset by amortization of capitalized software from acquisitions discussed below. As new versions of our Universal Content Management software continue to be released, we may elect to license or purchase more third party software to be included in our Universal Content Management products in order for us to provide certain functionality that we believe is necessary to be competitive.

Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions for the second quarter and first half of fiscal year 2005 were $0.6 million and $1.1 million, respectively, compared to $0.3 million and $0.8 million in the second quarter and first half of fiscal year 2004, respectively. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ Ancept and Optika, in July 2001, April 2002, March 2003, August 2003 and May 2004, respectively. The increase in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the acquisition of Optika on May 28, 2004, which was partially offset by the completion of amortization of capitalized software related to our acquisition of Content Components Division (CCD) in June of 2003 and RESoft in June of 2004. We acquired technology from the companies listed above to incorporate the technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues — Services

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Consulting services and training	$5,431	$3,242	68%	$9,610	$6,096	58%
Post contract support	1,179	941	25%	2,297	1,885	22%

Total	$6,610	$4,183	58%	$11,907	$7,981	49%

Gross profit - services	$6,571	$4,123	59%	$12,255	$7,867	56%
As a percentage of respective revenue:
Consulting services and training cost of revenue	108%	91%		102%	93%
Post contract support cost of revenues	14%	20%		16%	20%
Total cost of service revenues	50%	50%		49%	50%
Services gross margin	50%	50%		51%	50%

Cost of services revenues, consisting of personnel and unbilled travel expenses for consulting services, training and post-contract customer support, totaled $6.6 million and $11.9 million for the second quarter and first half of fiscal year 2005, which represents increases of $2.4 million and $3.9 million, or 58% and 49%, respectively, from $4.2 million and $8.0 million in the second quarter and first half of fiscal year 2004. Gross profit as a percentage of revenues for services were 50% and 51%, respectively, for the second quarter and first half of fiscal year 2005, compared to 50% in the second quarter and first half of fiscal year 2004. The increase in the gross profit in dollars and as a percentage of services revenues was due to the revenue generated from the acquisition of Optika’s install base since May 28, 2004, the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software. In general, we have had a fairly consistent rate of annual post-contract support renewals in both our Universal Content Management and Content Component software partially offset by lower utilization of consulting services personnel related to our Universal Content Management software. Our consulting services and training costs as a percentage of revenue were up during the second quarter and first half of fiscal 2005 when compared to the same periods in the prior year as a result of using a higher level of outside consultants for professional services revenue generated from the Optika acquisition. However, we anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease during the remainder of fiscal year 2005 as we believe that we can optimize the combined departments and increase the services utilization. During the recent economic slowdown, we saw less competition for skilled software post-contract customer support personnel than we experienced during stronger economic periods. If economic conditions improve, competition for skilled software post-contract customer support personnel may increase and our services costs of revenues may increase and may offset certain of the anticipated cost savings related to the Optika acquisition.

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

OPERATING EXPENSES

Sales and Marketing

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Sales and marketing	$10,931	$9,560	14%	$20,720	$19,522	6%
Percentage of total revenues	39%	52%		41%	54%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $10.9 million and $20.7 million for the second quarter and first half of fiscal year 2005, respectively, increases of $1.4 million and $1.2 million, or 14% and 6%, respectively, from $9.6 million and $19.5 million in the second quarter and first half of fiscal year 2004, respectively. As a percentage of total revenues, sales and marketing expenses were 39% and 41% for the second quarter and first half of fiscal year 2005, compared to 52% and 54% in the second quarter and first half of fiscal year 2004. The increase in dollars is a direct result of the Optika acquisition on May 28, 2004. The overall decrease in sales and marketing as a percentage of revenue is primarily due to achieving cost synergies from this acquisition and also attributable to the restructurings undertaken by us at the end of the first quarter in fiscal year 2005. We believe that our sales and marketing expenses as a percentage of total revenue will continue to decrease slightly during fiscal year 2005 as we continue to optimize the integration of the Optika sales and marketing departments and increase the productivity of our sales personnel. During fiscal year 2004, we saw less competition for general software sales and marketing personnel than we experienced during stronger economic periods. However, competition has intensified for sales personnel who have been successful in the current market conditions. If economic conditions improve, competition for general software sales and marketing personnel may increase and our sales and marketing expenses may increase and may offset anticipated cost savings related to the Optika acquisition.

General and Administrative

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
General and administrative	$3,057	$2,617	17%	$5,581	$4,941	13%
Percentage of total revenues	11%	14%		11%	14%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. General and administrative expenses totaled $3.1 million and $5.6 million during the second quarter and first half of fiscal year 2005, respectively, increases of $0.4 million and $0.6 million, or 17% and 13%, respectively, from $2.6 million and $4.9 million in the second quarter and first half of fiscal year 2004. The increase in general and administrative expenses was due to increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government and defense of a class action lawsuit. We believe most cost savings associated with consolidating the accounting, finance and human resource departments of Optika with our corporate headquarters, along with eliminating duplicate expenses such as certain insurance expenses and professional service expense associated with the Optika acquisition will be offset by higher levels of professional fees and consulting costs to comply with regulations that Congress, the Securities and Exchange Commission and the national stock exchanges have enacted or have proposed to enact for publicly traded companies and ongoing defense of a class action lawsuit for the remainder of fiscal year 2005.

Research and Development

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Research and development	$4,867	$3,348	45%	$8,665	$6,523	33%
Percentage of total revenues	17%	18%		17%	18%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development costs totaled $4.9 million and $8.7 million for the second quarter and first half of fiscal year 2005, respectively, increases of $1.5 million and $2.1 million, or 45% and 33%, respectively, from $3.3 million and $6.5 million in the second quarter and first half of fiscal year 2004. The increase in research and development expense was due to our acquisition of Optika on May 28, 2004. We believe that our fiscal year 2005 research and development expenses will remain consistent as a percentage of total revenue as compared to the quarter ended September 30, 2004 as no significant changes are anticipated with respect to headcount or currently scheduled programs.

Acquisition-Related Sales, Marketing and Other Costs

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Acquisition - related sales, marketing and other costs	$—	$—	—%	$886	$—	100%
Percentage of total revenues	—%	—%		2%	—%

During the first quarter of fiscal year 2005 we recognized acquisition-related sales, marketing and other costs totaling $0.9 million related to the Optika acquisition. Approximately $0.6 million of these costs related to advertising done in various periodicals announcing the completion of the Optika acquisition. We have generally not done this type of advertising in the past. From time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition-related sales and marketing and other costs may increase substantially.

Amortization of Acquired Intangible Assets and Unearned Compensation

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Amortization of acquired intangible assets and other	$175	$118	48%	$354	$1,770	(80)%
Percentage of total revenues	1%	1%		1%	5%

Amortization of intangible assets acquired related to our acquisitions of CCD in July 2000, RESoft in July 2001, Kinecta in April 2002 and Optika on May 28, 2004. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and was being amortized over the assets estimated useful lives of three to four years. A portion of the purchase price of certain assets of each of RESoft and Kinecta was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. A portion of the purchase price of certain assets of Optika was allocated to contractual customer relationships and is being amortized over 10 years. Amortization of acquired intangible assets and unearned compensation totaled $0.2 million and $0.4 million during the second quarter and first half of fiscal year 2005, respectively, compared to $0.1 million and $1.8 million in the second quarter and first half of fiscal year 2004. The decrease when comparing the first half of fiscal year 2005 to the same period fiscal year 2004 is attributable to the completion in June 2003 of amortization of substantially all of the intangibles related to our acquisition of CCD.

Restructuring Charges

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Restructuring charges	$—	$—	—%	$2,461	$812	203%
Percentage of total revenues	—%	—%		5%	2%

We assessed many factors in determining whether and when to restructure our operations, with significant consideration being the performance of the economy and the information technology markets in the United States and in Europe. During the first quarter of fiscal year 2005, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were taken to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.

Other Income (Expense)

(in thousands, except for percentages)

	Three Months Ended September 30,			Six Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Interest income	$149	$249	(40)%	$343	$541	37%
As % of Total Revenue:
Interest income	1%	1%		1%	2%

Interest income was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000 and the short-term investments received in the Optika acquisition.

The decreases in net interest income for the second quarter and first half of fiscal year 2005 when compared to the same periods of fiscal year 2004 were due to reduced amounts of invested funds and decreases in the market interest rates earned by invested funds which have declined over the prior year.

Net Operating Loss Carryforwards

As of March 31, 2004, we had net operating loss carryforwards of approximately $96.9 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of ownership changes in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of March 31, 2004 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through public offerings of securities.

To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the first half of fiscal year 2005 totaled $0.9 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

As of September 30, 2004, we had $64.1 million in cash and marketable securities and $63.1 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2005. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

Cash, cash equivalents and marketable securities decreased $9.4 million, or 13%, to $64.1 million as of September 30, 2004 from $73.5 million at March 31, 2004. The decrease was primarily due to the cash used in the acquisition of Optika.

Cash provided by (used in) was as follows (in thousands):

	Six Months Ended September 30,
	2004	2003
Cash used in operating activities	$(4,101)	$(5,489)
Cash provided by (used in) investing activities	$(4,046)	$1,869
Cash provided by financing activities	$1,141	$439

Operating Activities. Net cash used in operating activities of $4.1 million in the first half of fiscal year 2005 resulted from a loss from operations of $3.1 million. After excluding the effects of non-cash expenses including depreciation and amortization of $1.7 million and amortization of intangible assets of $1.5 million, our net cash position increased $0.1 million before the changes in working capital components. Additional cash usage was the result of an increase of $5.3 million in accounts receivable and a $0.5 million decrease in accounts payable and all other accrued liabilities, offset by a $0.8 million decrease in prepaid expenses and a $0.8 million increase in deferred revenues.

A number of non-cash items were charged to expense and increased our net loss in the first half of fiscal year 2005 and 2004. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (days outstanding). Days outstanding were 97 days and 90 days in the first half of fiscal years 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash used in investing activities was $4.0 million in the first half of fiscal year 2005. This resulted from net maturities of marketable securities of $7.5 million, offset by approximately $10.7 million used in acquiring Optika and other entities, and approximately $0.9 million to purchase property and equipment.

Generally, our investment portfolio is classified as held to maturity. Our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity.

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

Financing Activities. Net cash provided by financing activities of $1.1 million in first half of fiscal year 2005 included approximately $1.4 million from the net proceeds from the issuance of common stock, offset by $0.2 million for payments related to capital lease obligations.

Our cash flows from financing activities are the result of cash receipts from the issuance of common stock and our repurchases of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.

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

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities. A majority of EITF 03-1 was effective for all reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in the EITF related to debt securities. The adoption of this EITF did not and is not anticipated to have a material effect on how the company analyzes and records other than temporary impairments on its investments in other companies.

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of our license arrangements. Generally, we sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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

We follow very specific and detailed guidelines, discussed above, in determining revenues; however, certain judgments and estimates are made and used to determine revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different conditions were to prevail. For example, in determining whether collection is probable, we assess our customers ability and intent to pay. Our actual experience with respect to collections could differ from our initial assessment if, for instance, unforeseen declines in the overall economy occur and negatively impact our customers financial condition.

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

Workforce Reductions. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At September 30, 2004, approximately $0.8 million was accrued for future severance and termination benefits payments.

Excess Facilities. In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At September 30, 2004, we had approximately $0.9 million accrued for excess facilities. We reassess our excess facilities liability each period based on current real estate market conditions.

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

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a more likely than not approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.

We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not approach is satisfied.

Valuation and Evaluation of Impairment of Long-lived Assets, Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engaged an independent outside professional services firm to assist us in our impairment testing of goodwill as of January 1, 2003. Based on this assistance, we completed our annual goodwill impairment test on January 1, 2003 and reviewed this valuation and our financial position as of January 1, 2004 and determined that there was no impairment of goodwill at those times. Additionally, no circumstances occurred during the first half of fiscal year 2005 which would have created an impairment loss at September 30, 2004.

We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate that an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through September 30, 2004.

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

WE MAY NOT BE PROFITABLE IN THE FUTURE, WHICH WOULD CAUSE OUR FINANCIAL POSITION TO SUFFER AND MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FALL.

Our revenues may not grow in future periods and we may not sustain profitability. If we do not sustain profitability, our financial position will suffer and the market price of our stock may fall. Our ability to sustain profitable operations depends upon many factors beyond our direct control. These factors include, but are not limited to:

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE, WHICH INCLUDES OUR IMAGING AND BUSINESS PROCESS MANAGEMENT SOFTWARE, AND CONTENT COMPONENT SOFTWARE PRODUCTS FOR OUR REVENUES; IF OUR UNIVERSAL CONTENT MANAGEMENT SOFTWARE AND IMAGING AND BUSINESS PROCESS MANAGEMENT SOFTWARE DOES NOT GAIN AND MAINTAIN CUSTOMER ACCEPTANCE, OUR REVENUES AND OPERATING RESULTS MAY SUFFER.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR SOFTWARE PRODUCTS DAMAGE CUSTOMERS DATA, FAIL TO MAINTAIN ACCESS SECURITY OR OTHERWISE FAIL TO PERFORM TO SPECIFICATIONS, WHICH COULD HARM OUR OPERATING RESULTS AND FINANCIAL POSITION AND REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

If software errors or design defects in our products cause damage to customers data and our agreements do not protect us from related product liability claims, our business, operating results and financial condition may be materially adversely affected. In addition, we could be subject to product liability claims if our security features fail to prevent unauthorized third parties from entering our customers intranet, extranet or Internet Websites. Our software products are complex and sophisticated and may contain design defects or software errors that are difficult to detect and correct. Errors, bugs or viruses spread by third parties may result in the loss of market acceptance or the loss of customer data. Our agreements with customers that attempt to limit our exposure to product liability claims may not be enforceable in certain jurisdictions where we operate.

FUTURE REGULATION OF THE INTERNET OR AFFECTING WEB-BASED COMMUNICATIONS COULD BE ADOPTED THAT RESTRICT OUR BUSINESS, WHICH MAY LIMIT OUR ABILITY TO GENERATE REVENUES FROM OUR PRODUCTS.

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

NEW LEGISLATION AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customer and prospects which could result in delays or cancellations in spending on enterprise content management software and services like we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

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

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT OUR MARKET VALUE.

In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total purchase price in the acquisition to Optika’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

IN ORDER TO BE SUCCESSFUL, WE MUST RETAIN AND MOTIVATE KEY EMPLOYEES, WHICH MAY BE DIFFICULT IN LIGHT OF THE GEOGRAPHIC SEPARATION OF OUR HEADQUARTERS AND OPTIKA’S OPERATIONS, OPTIKA’S HISTORY OF OPERATING AS AN INDEPENDENT BUSINESS AND UNCERTAINTY REGARDING OPERATIONAL ROLES FOLLOWING THE ACQUISITION; AND FAILURE TO DO SO COULD SERIOUSLY HARM OUR ABILITY TO EXECUTE OUR OPERATING STRATEGY.

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Failure to do so could leave us without the management capacity to execute our operating strategy, which could adversely affect our operating results. Retaining and motivating Optika employees may be difficult if we cannot overcome the geographic separation of Optika’s Colorado operations and our Minnesota headquarters to make employees feel like they are a part of a cohesive business operation. We may experience difficulty retaining and motivating Optika employees if those employees feel as though they had greater operating freedom when Optika was an independent business. Our employees may experience uncertainty about their future role with us until or after our strategies are announced or executed. These circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the acquisition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2004 the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

		AFFIRMATIVE	NEGATIVE	ABSTAIN	BROKER
PROPOSAL		VOTES	VOTES	VOTES	NON-VOTES
1.	Election of Directors:
	Robert F. Olson	22,747,083	2,664,013	—	—
	Philip E. Soran	23,488,349	1,922,747	—	—
	Kenneth H. Holec	23,477,157	1,933,939	—	—
	Raymond A. Tucker	23,407,248	2,003,848	—	—
	Steven C. Waldron	23,418,851	1,992,245	—	—
	Alan B. Menkes	23,495,049	1,916,047	—	—
2.	To approve the amendment and restatement of the Stellent, Inc. 1997 Director Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance under such plan by 200,000 shares.	12,121,735	4,539,044	137,113	8,613,204
3.	Ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for fiscal year March 31, 2005.	24,131,777	1,264,428	14,891	—

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed with this report.

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrants Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrants Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

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

Stellent, Inc.
(Registrant)

Date: November 9, 2004	By:	/s/ Robert F. Olson

Robert F. Olson, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Gregg A. Waldon

Gregg A. Waldon Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrants Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrants Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission