Form 10-Q
period 2004-12-31
STELLENT INC
filed 2005-02-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
TO .

COMMISSION FILE NUMBER 0-19817.

STELLENT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1652566

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

7777 GOLDEN TRIANGLE DRIVE, EDEN PRAIRIE,	55344-3736
MINNESOTA

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(952) 903-2000

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value — 27,208,800 shares as of January 25, 2005.

STELLENT, INC.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STELLENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$45,757	$44,165
Short-term marketable securities	17,895	22,366
Accounts receivable, net	28,465	19,165
Prepaid royalties	968	1,851
Prepaid expenses and notes	6,603	4,905

Total current assets	99,688	92,452

Long-term marketable securities	5,622	6,981
Property and equipment, net	4,946	4,471
Prepaid royalties, net of current	1,255	1,482
Goodwill	67,261	14,780
Other intangible assets, net	6,327	2,230
Investments and notes in other companies	1,136	1,136
Other	990	1,156

Total assets	$187,225	$124,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,581	$2,748
Deferred revenue	20,105	10,097
Commissions payable	1,541	1,301
Accrued expenses and other	8,453	5,786
Current installments of obligations under capital lease	319	—

Total current liabilities	32,999	19,932
Deferred revenue, net of current portion	—	51

Total liabilities	32,999	19,983

Shareholders’ equity
Common stock	271	223
Additional paid-in capital	241,579	189,221
Unearned compensation	(643)	—
Accumulated deficit	(88,303)	(85,415)
Accumulated other comprehensive income	1,322	676

Total shareholders’ equity	154,226	104,705

Total liabilities and shareholders’ equity	$187,225	$124,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
Product licenses	$13,658	$10,179	$40,112	$30,239
Services	5,510	4,062	14,910	10,644
Post contract support	8,499	4,981	23,261	14,247

Total revenues	27,667	19,222	78,283	55,130

Cost of revenues:
Product licenses	1,207	1,176	3,567	3,392
Services	5,195	3,458	14,805	9,554
Post contract support	1,437	966	3,734	2,851
Amortization of capitalized software from acquisitions	643	369	1,749	1,205

Total cost of revenues	8,482	5,969	23,855	17,002

Gross profit	19,185	13,253	54,428	38,128

Operating expenses:
Sales and marketing	10,742	10,383	31,462	29,905
General and administrative	3,583	1,988	9,164	6,929
Research and development	4,617	3,320	13,282	9,843
Acquisition-related sales, marketing and other costs	—	—	886	—
Amortization of acquired intangible assets and unearned compensation	175	118	529	1,888
Restructuring charges	—	—	2,461	812

Total operating expenses	19,117	15,809	57,784	49,377

Income (loss) from operations	68	(2,556)	(3,356)	(11,249)

Other:
Interest income, net	125	237	468	778
Investment gain on sale	—	388	—	388

Total other income	125	625	468	1,166

Net income (loss)	$193	$(1,931)	$(2,888)	$(10,083)

Net income (loss) per common share
Basic	$0.01	$(0.09)	$(0.11)	$(0.46)
Diluted	$0.01	$(0.09)	$(0.11)	$(0.46)

Weighted average common shares outstanding
Basic	26,963	22,101	25,875	21,949
Diluted	28,284	22,101	25,875	21,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,888)	$(10,083)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,744	2,599
Amortization of acquired intangible assets, acquisition expense and unearned compensation	2,278	3,093
Gain on sale of investment	—	(388)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(6,504)	(2,465)
Prepaid expenses and other current assets	(118)	847
Accounts payable and other liabilities	(530)	(125)
Accrued liabilities	625	1,162
Deferred revenue	3,763	(125)
Accrued commissions	240	(441)

Net cash flows used in operating activities	(390)	(5,926)

INVESTING ACTIVITIES:
Maturities of marketable securities, net	10,977	3,059
Purchases of property and equipment	(1,429)	(1,734)
Business acquisition costs, net of cash acquired	(10,738)	(2,138)
Proceeds from investment in other company sale	—	388
Other	—	(18)

Net cash flows used in investing activities	(1,190)	(443)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(308)
Proceeds from exercise of stock options	2,594	1,149
Proceeds from issuance of stock under Employee Stock Purchase Plan and other	432	375
Payments under capital leases	(500)	—

Net cash flows provided by financing activities	2,526	1,216

Cumulative effect of foreign currency translation adjustment	646	371

Net increase (decrease) in cash	1,592	(4,782)
Cash and equivalents, beginning of period	44,165	37,439

Cash and equivalents, end of period	$45,757	$32,657

Supplemental disclose of non-cash investing and financing activities:
Non-cash financing activity — issuance of common stock for business combination	$41,416	$754

Non-cash financing activity — assumption of stock option plan related to business combination	$7,964	$—

Non-cash investing and financing activity — purchase of equipment through capital leases	$819	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly Stellent, Inc’s (Stellent or the Company) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2004 Annual Report on Form 10-K. The consolidated results of operations for the three and nine month periods ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2005 and 2004, represent the twelve months ended March 31, 2005 and 2004, respectively.

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

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and have determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. Generally, the Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS arrangements are recognized ratably over their respective terms, typically one year.

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

Investments in Other Companies: Investments in other companies includes investments in two non-public, start-up technology companies for which the Company uses the cost method of accounting. These investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

During the three months ended December 31, 2003, the Company sold the portion of these investments which was publicly traded. This investment was classified as available-for-sale and the Company had recorded an other-than-temporary impairment related to this asset during fiscal 2003. This investment was sold and the Company recorded a gain of approximately $388 during the three months ended December 31, 2003.

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

Indemnification Obligations

The Company generally undertakes intellectual property indemnification obligations in its software products or services agreements with customers. Typically, these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No material claim has been made by any third party with regard to the Company’s software products or services.

Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$193	$(1,931)	$(2,888)	$(10,083)
Other comprehensive income:
Foreign currency translation adjustments	675	203	646	371

Comprehensive income (loss)	$868	$(1,728)	$(2,242)	$(9,712)

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board “FASB” reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. This EITF was required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF did not have a material effect on the Company’s consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities. A majority of EITF 03-1 was effective for all reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in the EITF. FSP EITF Issue 03-1-1 is expected to be superseded by FSP EITF Issue 03-1-a, sometime in early 2005. FSP EITF Issue 03-1-a provides further implementation guidance for the application of paragraph 16 and on the meaning of other-than-temporary impairment and its applications to certain investments included in the EITF. The adoption of this EITF did not and is not anticipated to have a material effect on how the company analyzes and records other-than- temporary impairments on its investments in other companies.

In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period beginning after June 15, 2005. As part of this adoption, the Company will begin expensing its options effective July 1, 2005 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has a significant amount of outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this FASB to have a significant impact on the financial statements, but has not yet determined the impact.

Stock-based Compensation

The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net income (loss), excluding the amortization of unearned compensation expense related to the Optika transaction, as all other options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different in the periods presented. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method for the following periods:

Supplemental information:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$193	$(1,931)	$(2,888)	$(10,083)
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(3,258)	(2,032)	(8,506)	(6,303)

Net loss pro forma	$(3,065)	$(3,963)	$(11,394)	$(16,386)

Weighted average shares outstanding
Basic	26,963	22,101	25,875	21,949
Diluted	28,284	22,101	25,875	21,949
Net income (loss) per share as reported
Basic and diluted	$0.01	$(0.09)	$(0.11)	$(0.46)
Net loss per share pro forma
Basic and diluted	$(0.11)	$(0.18)	$(0.44)	$(0.75)

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 2. Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) of 1,321 and 1,663 shares for the three months ended December 31, 2004 and 2003, respectively, and 1,127 and 554 shares for the nine months ended December 31, 2004 and 2003, respectively. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Note 3. Mergers and Acquisitions

On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn out) for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition which will be recorded as goodwill. No contingent consideration accruals or payments were required through December 31, 2004.

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

The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. During the three months ended December 31, 2004, the Company paid out $38 and $5 in severance and facility costs, respectively. At December 31, 2004, the remaining amount to be paid related to severance and facilities were $222 and $111, respectively. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Net tangible assets	$3,840
Acquisition restructuring charge	(859)
Goodwill	51,148
Identifiable intangible assets	6,100
Unearned compensation	895

Total estimated purchase price	$61,124

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

Stellent’s management valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

		Estimated Useful	Estimated Annual
	Fair Value	Life	Amortization
Developed software	$3,400	3 years	$1,133
Contractual customer relationships	2,700	10 years	270

	$6,100		$1,403

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

The Company has recorded a full valuation allowance against the net deferred tax assets, acquired or otherwise, due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. NOL carryforwards were approximately $34,803. These NOLs begin to expire in 2009 and are subject to annual utilization limits due to prior ownership changes.

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Three months ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	$27,667	$24,789	$80,833	$75,047
Net income (loss)	$193	$(2,108)	$(6,451)	$(11,834)
Net income (loss) per share
Basic	$.01	$(.08)	$(.24)	$(0.46)
Diluted	$.01	$(.08)	$(.24)	$(0.46)
Weighted average shares outstanding
Basic	26,963	26,193	26,749	25,795
Diluted	28,284	26,193	26,749	25,795

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

Note 5. Restructuring Charges

In the quarter ended September 30, 2002, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of 27 employees of approximately $400 with the remaining $400 related to the closing of facilities and other exit costs. At December 31, 2004, $332 remained to be paid in connection with these charges.

In the quarter ended June 30, 2003, in connection with management’s plan to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $800. This restructuring charge was comprised primarily of $400 in severance pay and benefits related to the involuntary termination of employees, with the remaining $400, related to the closing of facilities and other exit costs. This plan included the closing of an office facility as part of its acquisition of certain assets of Active IQ in March 2003. The facility was closed during the quarter ended June 30, 2003 and approximately $50 was recorded to facility closing costs and future lease payments. The remaining $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. At December 31, 2004, approximately $6 remained to be paid in connection with these charges.

In the quarter ended March 31, 2003, in connection with management’s plans to reduce costs and improve operating efficiencies, the Company recorded a restructuring charge of approximately $350. The restructuring charge was comprised primarily of severance pay and benefits related to the involuntary termination of employees totaling approximately $300 with the remaining $50 related to the closure of facilities and other exit costs. At December 31, 2004, no amounts remained to be paid in connection with these charges.

In the quarter ended June 30, 2004, with the integration of Optika and in connection with management’s plans to reduce costs and improve operating efficiencies, the Company adopted a restructuring plan. The restructuring plan includes the termination of approximately 30 employees of Stellent, Inc. and the shutdown of the Company’s New York facility. Restructuring charges during the first quarter of fiscal year 2005 related to this plan were approximately $1,900 for employee termination benefits and approximately $600 for excess facilities. At December 31, 2004, approximately $808 remained to be paid in connection with these charges.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The table below summarizes the Company’s restructuring plans:

Restructuring Plans

	Second Quarter		Fourth Quarter		First Quarter		First Quarter
	Fiscal 03		Fiscal 03		Fiscal 04		Fiscal 05
	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	termination.	exit	termination	exit	termination.	exit	termination.	exit
	benefit	costs	benefits	costs	benefits	costs	benefits	costs	Total
Balance at April 1, 2003	$54	$304	$240	$43	$—	$—	$—	$—	$674
Expense	—	—			396	56	—	—	452
Payments	(36)	(65)	(60)	(11)	(245)	—	—	—	(450)
Change in estimate	—	360	—	—	—	—	—	—	360

Balance at June 30, 2003	18	599	180	32	151	56	—	—	1,036

Payments	(18)	(43)	(60)	—	(38)	(56)	—	—	(215)

Balance at September 30, 2003	—	556	120	32	113	—	—	—	821

Payments	—	(43)	(60)	—	(38)	—	—	—	(141)

Balance at December 31, 2003	—	513	60	32	75	—	—	—	680

Payments	—	(49)	(60)	(32)	—	—	—	—	(141)
Change in estimate	—	—	—	—	(69)	—	—	—	(69)

Balance at March 31, 2004	—	464	—	—	6	—	—	—	470

Expense	—	—	—	—	—	—	1,866	595	2,461
Payments	—	(48)	—	—	—	—	(306)	—	(354)

Balance at June 30, 2004	—	416	—	—	6	—	1,560	595	2,577

Payments	—	(33)	—	—	—	—	(794)	(81)	(908)

Balance at September 30, 2004	—	383	—	—	6	—	766	514	1,669

Payments	—	(51)	—	—	—	—	(391)	(81)	(523)

Balance at December 31, 2004	$—	$332	$—	$—	$6	$—	$375	$433	$1,146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended December 31, 2004 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business documents using the Web. From the beginning, we focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. While early on we developed document management and Web content management applications, in recent years we have also expanded our product set to address market needs for: (a) Web-based management of digital assets, which are digital materials such as photos and graphics, and business records; (b) imaging; (c) business process management; and (d) records management.

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

ACQUISITION OF OPTIKA

On May 28, 2004, we acquired all outstanding shares of Optika Inc. for $10 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management, ERP implementations and compliance capabilities. The results of Optika are incorporated in our consolidated financials since the acquisition date of May 28, 2004. We approved a restructuring plan related to the acquisition in June 2004, which included the termination of approximately 30 employees and a related restructuring charge of approximately $1.9 million and the shutdown of our New York sales facility and a related restructuring charge of approximately $0.6 million. We anticipate the effects of this restructuring will result in a decrease in combined expenses of approximately $3.5 million in fiscal year 2005, which includes personnel-related cost savings of approximately $2.8 million and facility and other duplicate administrative cost savings of approximately $0.7 million. We have realized many of these cost synergies through December 31, 2004.

RESTRUCTURING CHARGE

In connection with management’s plans to reduce costs and improve operating efficiencies, the Company approved a restructuring plan in January 2005. The restructuring plan includes the termination of approximately 25 employees and the consolidation of certain facilities. We anticipate that our fourth quarter fiscal year 2005 results will include charges related to our expense reduction actions of approximately $0.8 million, with $0.7 million being associated with personnel severance and $0.1 million associated with the consolidation of certain facilities. We anticipate costs savings over the next twelve months associated with this action to be approximately $1.7 million.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Product licenses	$13,658	$10,179	34%	$40,112	$30,239	33%

Services	5,510	4,062	36%	14,910	10,644	40%
Post contract support	8,499	4,981	71%	23,261	14,247	63%

Total service revenue	14,009	9,043	55%	38,171	24,891	53%

Total revenue	$27,667	$19,222	44%	$78,283	$55,130	42%

As a percentage of total revenue:
Product licenses	49%	53%		51%	55%
Services	20%	21%		19%	19%
Post contract support	31%	26%		30%	26%

Revenues totaled $27.7 million and $78.3 million for the third quarter and first nine months of fiscal year 2005, respectively, which resulted in increases of $8.5 million and $23.2 million, from $19.2 million and $55.1 million, for the third quarter and first nine months of fiscal 2004, respectively. The increase in revenue for the third quarter of fiscal year 2005 when compared to the same period in the prior year was due to our acquisition of Optika on May 28, 2004, along with an overall increase in our Universal Content Management license revenue. The increase in revenue for the first nine months of fiscal year 2005 when compared to the same period in the prior year was again due to our acquisition of Optika, two seven-figure license transactions recognized in the second quarter of fiscal year 2005 related to Content Component Software and an overall increase in our Universal Content Management license revenue. Additionally, we had an increase in revenues for services and post contract support due to a larger base of installed products and increased use by our customers of our Consulting Services personnel to implement our software. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post contract customer support services for our Universal Content Management and Content Component software has remained high, our post contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our total services revenue to grow.

Product Licenses

Revenues generated from product licenses totaled $13.7 million and $40.1 million for the third quarter and first nine months of fiscal 2005, respectively, which resulted in increases of $3.5 million and $9.9 million, from $10.2 million and $30.2 million, respectively, for the third quarter and first nine months of fiscal 2004, respectively. The increase in product license revenues for the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 was attributable to revenues generated from our acquisition of Optika and an overall increase in our Universal Content Management software license revenue, both domestic and internationally. The increase in product license revenue for the first nine months of fiscal year 2005, when compared to the prior year period is due to the two seven-figure license transactions recognized in the second quarter of fiscal 2005 related to our Content Component software, revenues from our Optika acquisition, and an overall increase in sales of our Universal Content Management software. The market for our products at any particular time is highly dependent on information technology spending and we cannot be certain whether, and if so, when, spending on information technology will fluctuate. We anticipate that the percentage of license revenue to total revenue will remain approximately 50 percent in fiscal year 2005, but that license revenue in absolute dollars will increase.

Services and Post Contract Support

Revenues for services, consisting of consulting services, training and post-contract customer support, totaled $14.0 million and $38.2 million for the third quarter and first nine months of fiscal year 2005, respectively, which represents increases of $5.0 million and $13.3 million, from $9.0 million and $24.9 million, for the third quarter and first nine months of fiscal year 2004, respectively. The increase in revenues for services was due to the Optika acquisition and an increase in consulting services revenue as our customers’ software implementations have become larger and more numerous. Our post-contract customer support revenue has also increased due to the acquisition of Optika and supporting a larger customer installed base of Universal Content Management and Content Component products. We anticipate that the percentage of service revenue to total revenue will remain approximately 50 percent in fiscal year 2005, but that service revenue in absolute dollars will increase.

Generally, customers prefer to have us perform consulting services rather than using their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to our Universal Content Management software as our Content Components software is embedded in another company’s software and that company would typically perform the consulting services. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues grow because we have a larger installed base of products. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information, and the trend toward electronic devices being used increasingly to view electronic information, to continue, we expect our installed base of products to continue to grow and our services revenues attributable to post-contract customer support to continue to increase.

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

COST OF REVENUES AND GROSS PROFIT

Cost of Revenues — General

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Cost of product licenses	$1,207	$1,176	3%	$3,567	$3,392	5%
Cost of amortization of capitalized software from acquisitions	643	369	74%	1,749	1,205	45%
Cost of services	5,195	3,458	50%	14,805	9,554	55%
Cost of post contract support	1,437	966	49%	3,734	2,851	31%

Total cost of revenues	$8,482	$5,969	42%	$23,855	$17,002	40%

Gross profit	$19,185	$13,253	45%	$54,428	$38,128	43%
As a percentage of total revenue:
Cost of product licenses	5%	6%		5%	6%
Cost of amortization of capitalized software from acquisitions	2%	2%		2%	2%
Cost of services	19%	18%		19%	17%
Cost of post contract support	5%	5%		5%	5%
Total cost of revenues	31%	31%		30%	31%
Gross margin	69%	69%		70%	69%

Total cost of revenues increased by $2.5 million and $6.9 million, to $8.5 million and $23.9 million for the third quarter and first nine months of fiscal year 2005, respectively, from $6.0 million and $17.0 million, for the third quarter and first nine months of fiscal year 2004, respectively. Total cost of revenues as a percentage of total revenues were 31% and 30% for the third quarter and first nine months of fiscal year 2005, respectively, compared to 31% for the third quarter and first nine months of fiscal year 2004, respectively. Overall gross profit increased by $5.9 million and $16.3 million, or 45% and 43%, respectively, to $19.2 million and $54.4 million for the third quarter and first nine months of fiscal year 2005, respectively, from $13.3 million and $38.1 million for the third quarter and first nine months of fiscal year 2004, respectively. Total gross profit as a percentage of total revenues were 69% and 70% for the third quarter and first nine months of fiscal year 2005, respectively, compared to 69% for the three and nine months of fiscal year 2004, respectively. The increase in gross profit dollars was attributable to the increase in product license revenues and services described above.

Cost of Revenues—Product Licenses

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Cost of product licenses	$1,207	$1,176	3%	$3,567	$3,392	5%
Cost of amortization of capitalized software from acquisitions	643	369	74%	1,749	1,205	45%

Total cost of product licenses	$1,850	$1,545	20%	$5,316	$4,597	16%

Gross profit — product licenses	$11,808	$8,634	37%	$34,796	$25,642	36%
As a percentage of product license revenue:
Cost of product licenses	9%	11%		9%	11%
Cost of amortization of capitalized software from acquisitions	5%	4%		4%	4%
Total cost of product license revenues	14%	15%		13%	15%
Product license gross margin	86%	85%		87%	85%

Cost of product licenses includes costs of licensing third-party software embedded in or sold in conjunction with our software products as well as expenses incurred to manufacture, package and distribute our software products and related documentation.

Cost of revenues for product licenses. Cost of revenues for product licenses totaled $1.9 million and $5.3 million for the third quarter and first nine months of fiscal year 2005, which represents increases of $0.3 million and $0.7 million, or 37% and 36%, from $1.5 million and $4.6 million for the third quarter and first nine months of fiscal year 2004, respectively. Gross profit as a percentage of revenues for product licenses were 86% and 87% for the third quarter and first nine months of fiscal year 2005, up from 85% for the third quarter and first nine months of fiscal year 2004. The overall gross margin percentage increase in product licenses for the third quarter of fiscal 2005 when compared to the same period in the prior year can be attributed to our acquisition of Optika, whose products yield a higher gross margin than our traditional Universal Content Management software sales. Overall gross margin percentage increase in product license for the first nine months of fiscal year 2005 when compared to the first nine months of fiscal year 2004, can be attributed to higher levels of our Content Component software revenue recognized in the second quarter of fiscal year 2005, which carry a lower cost of revenue than our Universal Content Management software revenue.

The overall increase in cost of revenues dollars for product licenses was attributable to the acquisition of Optika on May 28, 2004, changes in product mix, amortization of capitalized software from acquisitions discussed below and was partially offset by a reduction in certain fixed costs related to royalties for third-party technology incorporated into our products, which became fully amortized in the previous fiscal year. As new versions of our software continue to be released, we may elect to license or purchase more third party software to be included in our products in order for us to provide certain functionality that we believe is necessary to be competitive.

Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions for the third quarter and first nine months of fiscal year 2005 were $0.6 million and $1.7 million, respectively, compared to $0.4 million and $1.2 million for the third quarter and first nine months of fiscal 2004, respectively. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, Ancept and Optika, in July 2001, April 2002, March 2003, August 2003 and May 2004, respectively. The increase in cost of revenues related to amortization of capitalized software from acquisitions in the periods presented was attributable to the acquisition of Optika on May 28, 2004, which was partially offset by the completion in June of 2003 and June of 2004 of amortization of capitalized software related to our acquisition of Content Components Division (CCD)  and RESoft, respectively. We acquired technology from the companies listed above for incorporation of technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues — Services and Post Contract Support

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Consulting services and training	$5,195	$3,458	50%	$14,805	$9,554	55%
Post contract support	1,437	966	49%	3,734	2,851	31%

Total	$6,632	$4,424	50%	$18,539	$12,405	49%

Gross profit — services	$7,377	$4,619	60%	$19,632	$12,486	57%
As a percentage of respective revenue:
Consulting services and training cost of revenue	94%	85%		99%	90%
Post contract support cost of revenues	17%	19%		16%	20%
Total cost of service and post contract support revenues	47%	49%		49%	50%
Total services gross margin	53%	51%		51%	50%

Cost of services revenues, consisting of personnel and unbilled travel expenses for consulting services, training and post-contract customer support, totaled $6.6 million and $18.5 million for the third quarter and first nine months of fiscal year 2005, respectively, which represents increases of $2.2 million and $6.1 million, from $4.4 million and $12.4 million for the third quarter and first nine months of fiscal year 2004, respectively. Gross profit as a percentage of revenues for services were 53% and 51% for the third quarter and first nine months of fiscal year 2005, respectively, compared to 51% and 50% for the third quarter and first nine months of fiscal year 2004, respectively. The increase in the gross profit in dollars and as a percentage of services revenues was due to the revenue generated from the acquisition of Optika’s installed base since May 28, 2004, the increase in revenues from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support staff needed, and a higher installed base of Content Component software, which requires very little support staff as support is generally provided by the company that embeds our software.

In general, we have had a fairly consistent rate of annual post-contract support renewals for both our Universal Content Management and Content Component software, partially offset by lower utilization of consulting services personnel related to our Universal Content Management software. Our consulting services and training costs as a percentage of revenue increased during the third quarter and first nine months of fiscal 2005 when compared to the same periods in the prior year as a result of subcontracting a greater level of outside consultants for performing certain professional services for us. However, we anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease during the remainder of fiscal year 2005 as we believe that we can optimize the combined departments and increase the services utilization. During the recent economic slowdown, we saw less competition for skilled software post-contract customer support personnel than we experienced during stronger economic periods. If economic conditions improve, competition for skilled software post-contract customer support personnel may increase and our services costs of revenues may increase and may offset certain of the anticipated cost savings related to the Optika acquisition.

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

OPERATING EXPENSES

Sales and Marketing

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Sales and marketing	$10,742	$10,383	3%	$31,462	$29,905	5%
Percentage of total revenues	39%	54%		40%	54%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows, facilities costs and advertising. Sales and marketing expenses were $10.7 million and $31.5 million for the third quarter and first nine months of fiscal year 2005, respectively, increases of $0.4 million and $1.6 million, respectively, from $10.4 million and $29.9 million for the third quarter and first nine months of fiscal year 2004, respectively. As a percentage of total revenues, sales and marketing expenses were 39% and 40% for the third quarter and first nine months of fiscal year 2005, respectively, compared to 54% for the third quarter and first nine months of fiscal year 2004. The increase in dollars is a direct result of the Optika acquisition on May 28, 2004 offset by cost synergies and the restructuring actions undertaken by us. The overall decrease in sales and marketing as a percentage of revenue is primarily due to achieving improved productivity from our sales personnel, cost synergies from the Optika acquisition and the restructuring actions undertaken by us at the end of the first quarter in fiscal year 2005. We believe that our sales and marketing expenses as a percentage of total revenue will continue in this percentage of revenue range during the remainder of fiscal year 2005. We should also start to see the costs savings from the restructuring actions taken in January of 2005. During fiscal year 2004, we saw less competition for general software sales and marketing personnel than we experienced during stronger economic periods. However, competition has intensified for sales personnel who have been successful in the current market conditions. If economic conditions improve, competition for general software sales and marketing personnel may increase and our sales and marketing expenses may increase and may offset anticipated cost savings.

General and Administrative

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
General and administrative	$3,583	$1,988	80%	$9,164	$6,929	32%
Percentage of total revenues	13%	10%		12%	13%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. General and administrative expenses totaled $3.6 million and $9.2 million during the third quarter and first nine months of fiscal year 2005, respectively, which represents increases of $1.6 million and $2.2 million, from $2.0 million and $6.9 million for the third quarter and first nine months of fiscal year 2004, respectively. The increase in general and administrative expenses was due to increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government and defense of a class action lawsuit. We believe most cost savings associated with consolidating the accounting, finance and human resource departments of Optika with our corporate headquarters, along with eliminating duplicate expenses such as certain insurance expenses and professional service expense associated with the Optika acquisition will be offset by higher levels of professional fees and consulting costs to comply with regulations that Congress, the Securities and Exchange Commission and the national stock exchanges have enacted or have proposed to enact for publicly traded companies and ongoing defense of a class action lawsuit.

Research and Development

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Research and development	$4,617	$3,320	39%	$13,282	$9,843	35%
Percentage of total revenues	17%	17%		17%	18%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development costs totaled $4.6 million and $13.3 million for the third quarter and first nine months of fiscal year 2005, respectively, which represents increases of $1.3 million and $3.4 million, from $3.3 million and $9.8 million for the third quarter and first nine months of fiscal year 2004, respectively. During the third quarter of fiscal year 2005 our research and development efforts were focused on enhancing our many products, while also increasing customer value through the interoperability of those products. These products include Universal Content Management, Imaging and Business Process Management and our Content Integration Suite of products, along with other outside product lines. During the third quarter of fiscal year 2005 we announced the release of version 7.5 of our Universal Content Management software which furthers our primary value proposition of generating rapid customer success through fast implementations and quick, broad user adoption. The increase in research and development expense for the third quarter and first nine months of fiscal year 2005 when compared to the same periods in the prior year was due to our acquisition of Optika on May 28, 2004 and our continued effort to support the many enhancement initiatives currently underway for those products mentioned above. We believe that our research and development as a percentage of total revenue should remain approximately 17% through fiscal year 2005.

Acquisition-Related Sales, Marketing and Other Costs

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Acquisition - related sales, marketing and other costs	$—	$—	—%	$886	$—	100%
Percentage of total revenues	—%	—%		1%	—%

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

Amortization of Acquired Intangible Assets and Unearned Compensation

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Amortization of acquired intangible assets and other	$175	$118	48%	$529	$1,888	(72)%
Percentage of total revenues	1%	1%		1%	3%

Amortization of intangible assets acquired related to our acquisitions of CCD in July 2000, RESoft in July 2001, Kinecta in April 2002 and Optika in May 2004. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and was being amortized over the assets estimated useful lives of three to four years. A portion of the purchase price of certain assets of each of RESoft and Kinecta was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. A portion of the purchase price of certain assets of Optika was allocated to contractual customer relationships and is being amortized over 10 years. Amortization of acquired intangible assets and unearned compensation totaled $0.2 million and $0.5 million during the third quarter and first nine months of fiscal year 2005, respectively, compared to $0.1 million and $1.9 million for the third quarter and first nine months of fiscal year 2004. The decrease when comparing the first nine months of fiscal year 2005 to the same period of fiscal year 2004 is attributable to the completion in June 2003 of amortization of substantially all of the intangibles related to our acquisition of CCD.

Restructuring Charges

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Restructuring charges	$—	$—	—%	$2,461	$812	203%
Percentage of total revenues	—%	—%		3%	1%

We assessed many factors in determining whether and when to restructure our operations, with significant consideration given to the performance of the economy and the information technology markets in the United States and in Europe and other items such as acquisitions. During the first quarter of fiscal year 2005, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were adopted to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings. See further discussion in note 5 to the financial statements.

Other Income (Expense)

(in thousands, except for percentages)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Interest income, net	$125	$237	(47)%	$468	$778	(40)%
Investment gain on sale	—	388	(100)%	—	388	(100)%

Total	$125	$625	(80)%	$468	$1,166	(60)%

As % of Total Revenue:
Interest income, net	1%	1%		1%	1%
Investment gain on sale	—%	2%		—%	1%

Interest income relates to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.

The decreases in net interest income for the third quarter and first nine months of fiscal year 2005 when compared to the same periods of fiscal year 2004 were due to reduced amounts of invested funds and decreases in the market interest rates earned by invested funds, which have declined on average over the prior year.

During the three months ended December 31, 2003, the Company sold the portion of these investments that was publicly traded. This investment was classified as available-for-sale and the Company had recorded an other than temporary impairment related to this asset during fiscal year 2003. This investment was sold and the Company recorded a gain of approximately $388 during the December 31, 2003 quarter.

Net Operating Loss Carryforwards

As of March 31, 2004, we had net operating loss carryforwards of approximately $96.9 million. The net operating loss carryforwards will expire at various dates beginning in 2011, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of ownership changes in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of December 31, 2004 and March 31, 2004 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through operating revenues and public offerings of securities.

To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the first nine months of fiscal year 2005 totaled $1.4 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

As of December 31, 2004, we had $69.3 million in cash and marketable securities and $66.7 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2005. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

Cash, cash equivalents and marketable securities decreased $4.2 million, or 6%, to $69.3 million as of December 31, 2004 from $73.5 million at March 31, 2004. The decrease was primarily due to the cash used in the acquisition of Optika.

Cash was provided by (used) as follows (in thousands):

	Nine Months Ended December 31,
	2004	2003
Cash used in operating activities	$(390)	$(5,926)
Cash used in investing activities	$(1,190)	$(443)
Cash provided by financing activities	$2,526	$1,216

Operating Activities. Net cash used in operating activities of $0.4 million during the first nine months of fiscal 2005 resulted from a loss from operations of $2.9 million. For the nine months ended December 31, 2004 before the changes in working capital components and after excluding the effects of non-cash expenses including depreciation and amortization of $2.7 million and amortization of intangible assets of $2.3 million, our net operating cash position increased by $2.1 million. Additional cash usage was the result of an increase of $6.5 million in accounts receivable, $0.1 million increase in prepaid expenses and a $0.5 million decrease in accounts payable and all other liabilities, offset by a $3.8 million increase in deferred revenues and a $0.9 million increase in accrued liabilities and accrued commissions.

A number of non-cash items were charged to expense and increased our net loss in the first nine months of fiscal year 2005 and 2004. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (days outstanding). Days outstanding were 93 days and 85 days for the third quarter in fiscal years 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash used in investing activities was $1.2 million in the first nine months of fiscal year 2005. This resulted from net maturities of marketable securities of $11.0 million, offset by approximately $10.7 million used in acquiring Optika and other entities, and approximately $1.4 million to purchase property and equipment.

Generally, our investment portfolio is classified as held to maturity. Our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity.

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

Financing Activities. Net cash provided by financing activities of $2.5 million in the first nine months of fiscal year 2005 included approximately $3.0 million of net proceeds from the issuance of common stock, partially offset by $0.5 million for payments related to capital lease obligations.

Our cash flows from financing activities are the result of cash receipts from the issuance of common stock and our repurchases of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. Our Board of Directors has approved a common stock repurchase program allowing management to repurchase shares of our common stock in the open market.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board “FASB” reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF sets out criteria for whether revenue can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. This EITF was required to be adopted by the Company beginning April 1, 2004. The adoption of this EITF did not have a material effect on the Company’s consolidated financial statements.

In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides further guidance on the meaning of other-than-temporary impairment and its application to debt and equity securities. A majority of EITF 03-1 was effective for all reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in the EITF. FSP EITF Issue 03-1-1 is expected to be superseded by FSP EITF Issue 03-1-a, sometime in early 2005. FSP EITF Issue 03-1-a provides further implementation guidance for the application of paragraph 16 and on the meaning of other-than-temporary impairment and its applications to certain investments included in the EITF. The adoption of this EITF did not and is not anticipated to have a material effect on how the company analyzes and records other-than- temporary impairments on its investments in other companies.

In December 2004, the FASB issued a revision to Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. Statement 123(R) is required to be adopted by the Company in the first interim period beginning after June 15, 2005. As part of this adoption, the Company will begin expensing its options effective July 1, 2005 and has also elected to not restate prior period results. Since the Company will continue to issue stock options to employees as a form of incentive compensation and because the company has a significant amount of outstanding stock options that will vest on or after July 1, 2005, the Company expects the adoption of this FASB to have a significant impact on the financial statements, but has not yet determined the impact.

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of our license arrangements. Generally, we sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS arrangements are recognized ratably over their respective terms, typically one year.

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

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee or the product list price, as applicable. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

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

Restructuring and Excess Facilities Accrual

To realize operating efficiencies related to acquisitions, and earlier due to economic declines and the associated reduction in information technology spending, we implemented a series of restructuring and facility consolidation plans. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.

Workforce Reductions. In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At December 31, 2004, approximately $0.4 million was accrued for future severance and termination benefits payments.

Excess Facilities. In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue an expense for the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At December 31, 2004, we had approximately $0.8 million accrued for excess facilities. We reassess our excess facilities liability each period based on current real estate market conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we had recorded a full valuation allowance of $56.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $81.1 million and foreign net operating losses of approximately $15.8 million at March 31, 2004, which begin to expire in 2011. These NOLs are subject to annual utilization limitations due to prior ownership changes.

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

Valuation and Evaluation of Impairment of Long-lived Assets, Goodwill and Other Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We have elected to complete the annual impairment test of goodwill on January 1 of each year. We engaged an independent outside professional services firm to assist us in our impairment testing of goodwill as of January 1, 2005. Based on this assistance, we completed our annual goodwill impairment test and reviewed this valuation and our financial position as of January 1, 2005 and determined that there was no impairment of goodwill on this date.

We evaluate the recoverability of our long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate that an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment of long-lived assets has occurred through December 31, 2004.

RISK FACTORS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The risks and uncertainties described below are not the only risks we face. These risks include those that we consider to be significant at this time to investment decisions regarding our common stock. There may be risks that you, in particular, view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, and the trading price of our common stock could decline.

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

Our quarterly revenues and operating results may fluctuate for several additional reasons, many of which are outside of our control, including the following:

•	demand for our products and services;

•	the timing of new product introductions and sales of our products and services;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, research and development, administration or services;

•	changes in the rapidly evolving market for Web content management solutions;

•	the mix of revenues from product licenses and services, as well as the mix of products licensed;

•	the mix of services provided and whether services are provided by our staff or third-party contractors;

•	the mix of domestic and international sales;

•	costs related to possible acquisitions of technology or businesses;

•	general economic conditions; and

•	public announcements by our competitors.

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

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. We currently have one pending patent application; but no patent has yet been issued. Without significant patent or copyright protection, we may be vulnerable to competitors who develop functionally equivalent products. We may also be subject to claims that our current products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

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

NEW LEGISLATION AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there are new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. Further, in December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123, Share-Based Payment, that will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation expense over the service period in their financial statements. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customers and prospects, which could result in delays or cancellations in spending on enterprise content management software and services like those that we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. From time to time we review and revise our systems of internal control over financial reporting based on changes in our company and our control environment. During our most recently completed fiscal quarter, we adopted enhancements to information technology controls and additional segregation of duties control, primarily at our remote offices, that are designed to materially improve our internal control over financial reporting.

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

Stellent, Inc.

(Registrant)

Date: February 9, 2005	By:	/s/ Robert F. Olson

Robert F. Olson, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2005	By:	/s/ Gregg A. Waldon

Gregg A. Waldon Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrants Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrants Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission