Form 10-K
period 2005-03-31
STELLENT INC
filed 2005-06-14
CIK 867347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-19817

STELLENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1652566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7777 Golden Triangle Drive
Eden Prairie, Minnesota 55344-3736
(Address of principal executive offices and zip code)
(952) 903-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act: Preferred Share
Purchase Rights; Common Stock, par value $.01 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑     No     ☐
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2004 was approximately $188,318,284 based on the closing sale price for the registrant’s common stock on that date as reported by The NASDAQ Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.
      As of June 2, 2005, the registrant had approximately 27,546,000 shares of common stock issued and outstanding.

STELLENT, INC.
FORM 10-K
For the fiscal year ended March 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the annual meeting of Shareholders to be held on August 10, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2005.

Item 1.	Business
Forward-Looking Statements
      The information presented in this Annual Report on Form 10-K under the headings Item 1. “Business”, Item 2. “Properties”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our company’s management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in the Annual Report on Form 10-K, the words “approximate”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under “Risk Factors” in Item 7. of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.
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
      Currently, our solutions — which are comprised of Universal Content Managementtm software and Content Components software — help customers worldwide solve business problems related to efficiently creating, managing, sharing and archiving critical information.
MARKETS AND CUSTOMERS
      As of March 31, 2005, we had approximately 3,337 corporate customers for our Universal Content Management products, approximately 471 OEM customers and approximately 613 corporate customers for our desktop viewing and conversion technology. No single customer accounted for ten percent or more of our total revenues in fiscal year 2005.
      Customers use our products as follows:

•	Universal Content Management: Organizations deploy Stellent® Universal Content Management software to build enterprise-wide content management deployments and line-of-business solutions, such as public Web sites; intranets for internal-only company information; extranets, which are Web sites available only to select audiences, such as partners and customers; multi-site management, which is the development and management of all of the above types of Web sites; and financial compliance initiatives, such as Sarbanes-Oxley.

•	Content Components: Other technology companies embed this technology into their own products to enable their users to view business information on, and to convert business information to formats viewable on handheld devices or in a Web browser. These technologies are also integrated into our Universal Content Management software.

PRODUCTS
      Our product set is comprised of two main categories: Universal Content Management software and Content Components software.
Universal Content Management Software
      Universal Content Management is Stellent’s primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information — such as records, legal documents such as contracts, business documents, presentations, Web content and graphics — from the time it’s created to the time it’s archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With Stellent software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.
      Our Universal Content Management software addresses the key elements of content management — document management and imaging, Web content management, digital asset management, collaboration and records management — from a unified architecture, enabling customers to fully utilize their content management investment across the organization. We believe our tightly integrated products allow companies to implement content management applications using fewer products and consulting services than other content management offerings, which can lead to a lower total cost of ownership.
      The Stellent system is also easy to use. Users can submit, or contribute, business content — such as a word processing document, spreadsheet or CAD file — to the Stellent system, and the Stellent technology automatically converts the file to a format that can be viewed on a Web site. This automatic conversion capability enables even non-technical users to easily publish information to a site, such as an employee portal or partner extranet, so the information can be shared with other users.
      Our Universal Content Management software is comprised primarily of Stellent Content Server and five key application modules, and is targeted toward four primary usage scenarios, all of which are described below.
Stellent Content Server
      Stellent Content Server is a fully functional system providing secure, personalized delivery of business information. This repository provides a core set of content services — such as check-in/check-out, revision control, security, workflow, personalization and subscription — that help ensure users can access only the most current information as appropriate to their role or permissions. Content Server also provides a variety of repository services, including file storage, metadata and search.
Application Modules
      On top of Stellent Content Server, users can add the following five key content management application modules:

•	Web Content Management: Enables organizations to create web content, and manage and publish Web sites.

•	Document Management and Imaging: Provides Web-based management, collaboration and access to business information created in common office software applications or created as paper documents which are then converted into electronic images.

•	Digital Asset Management: Enables digital assets — such as photos, graphics, audio clips and video clips — to be searched, accessed, viewed, managed, distributed and re-purposed via the Web.

•	Records Management: Provides a Web-based method for managing business records and creating rules — such as expiration, archiving and deletion — regarding the disposition of that content.

•	Collaboration Management: Enables the creation of a project or team space for sharing documents, schedules and discussions among a team via the Web.
Primary Usage Scenarios

•	Enterprise Content Management: Enterprise content management (ECM) is an infrastructure for all content-based applications within an enterprise, allowing organizations to strategically select, deploy and maintain an effective, efficient knowledge platform within their organizations. Often times, the ability to provide an ECM infrastructure is a requirement in line-of-business transactions as companies look ahead to other upcoming content management needs.

•	Compliance Management: The need to comply with government mandates for financial records retention and compliance monitoring — such as Sarbanes-Oxley — has emerged as a driving factor in both business and technology decisions. Compliance solutions powered by content management technologies — whether as a compliance platform for all regulations mandated for an organization, or as line-of-business compliance applications for individual regulatory efforts — assist organizations in their compliance processes by automating the capture, retention, management and disposition of electronic files and physical documents maintained for compliance purposes.

•	Multi-Site Management: Multi-site management refers to a content management infrastructure for creating and managing multiple, distributed Web properties such as public Web sites, intranets, extranets and portals. Stellent’s second-generation, multi-site management solution offers a rapidly deployable product, allowing companies to easily launch and maintain multiple internal or external sites while preserving appropriate corporate branding.

•	Customer Applications: In addition to the three usage scenarios outlined above, Stellent customers use our content management technology to power a variety of other high-value applications, including public-facing Web sites, corporate intranets, dealer and partner extranets, human resource portals, customer service Web sites, marketing brand management, and accounts payable imaging.
Content Components Software
      Stellent’s Content Components software makes information created in more than 370 common office software applications more accessible to the business users who need it. Other technology companies embed this software to enable their own solutions to extract text and metadata, provide a high-fidelity view of file contents, and convert files into any one of 10 output formats. Since business information is often difficult to access without the native software application in which it was created, Stellent’s Content Components software empowers users to locate and view information without needing the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into Stellent’s Universal Content Management software.
      The Content Components software supports multiple operating systems and international environments, and enables access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.
SUPPLIERS
      We have no sole source or limited source suppliers that we materially depend upon for our products described above.
CONTRACTS
      The types of license contracts we enter into with our customers are typically perpetual arrangements for our direct customers and term-based arrangements for our OEM customers. Virtually all of our customers initially purchase maintenance contracts, which entitle them to unspecified upgrades and product support. The primary reward or benefits to us of a perpetual licensing arrangement is the annual renewal of post-contract support. The primary benefit of a term-based license is the ability to predict future license revenue streams from that customer. The primary risk associated with the perpetual licensing arrangement is the non-renewal of post-contract support. The primary risk of a term-based license arrangement is the potential non-renewal of that arrangement. Many of our direct customers enter into services arrangements, which may include needs assessment, software integration, security analysis, application development and training. Application development generally is not critical to the functionality of the delivered software.
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
PRODUCT SUPPORT
      We offer several product support programs that allow customers to select the offering(s) that best satisfies their maintenance and support requirements. From the initial installation and configuration by us to the point of application deployment, our product support resources offer customer service through quick response time, trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer’s normal business hours. Additional support offerings are available which supplement the customer’s product support requirements.
      Product support offerings are renewable on an annual basis and are typically priced as a percentage of the product license fees or percentage of product list price.
PRODUCT TRAINING
      We provide a full range of educational courses on our Universal Content Management software. The comprehensive web-based modules and instructor-led classes enable business end-users, administrators, site designers, and developers to use our software more productively. Standard classes are scheduled at our designated worldwide training facilities, and both standard and customized classes are frequently taught at customer sites.

SALES AND MARKETING
      We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales personnel work with target accounts to address unsolved business needs which can be remedied by the application of a business process built around our Stellent Universal Content Management software. The analysis process will typically include a business process and technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products’ capabilities and direct negotiations with our sales staff. In addition, we have used internal and external telemarketing operations that are responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2005, we had a worldwide total of 117 direct and indirect sales and sales support personnel and 25 marketing personnel, which includes business development and alliances.
      We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.
      We currently have operations or collaborations in Australia, Brazil, Germany, Japan, Korea, the Netherlands, the United Kingdom and the United States. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners, OEMs, key systems integrators and other channel partners.
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
RESEARCH AND DEVELOPMENT
      We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 2003, 2004 and 2005, were approximately $15.8 million, $13.3 million and $18.0 million, respectively. Research and development expenses represented 24%, 18%, and 17%, respectively, of total revenue in those years. We expect that we will continue to commit significant resources to research and development in the future. As of March 31, 2005, we had 136 employees engaged in research and development activities.
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

ACQUISITIONS
      In May 2004, we acquired all outstanding shares of Optika Inc. for $10.0 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management and compliance capabilities.
COMPETITION
      The market for content management and content component software is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We believe that our competitive advantages include superior technology and lower overall cost of ownership than our competitors. However, we expect competition to persist and intensify in the future. Our primary source of competition, across the range of our product and service offerings, is from content management products offered by companies such as EMC Corporation, FileNET Corporation, IBM Corporation, Interwoven, Inc., Microsoft Corporation, and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally. In the Content Components area our primary competition is Verity.
      Many of our competitors have significantly greater financial, technical, marketing and other resources than we do and may be able to apply such resources to new or changing opportunities, technologies and customer requirements to a greater extent than we can. In particular, we believe that EMC Corporation, FileNet Corporation, IBM Corporation and Microsoft Corporation all have larger market positions than we do. Also, many current and potential competitors have greater name recognition and access to larger customer bases than we have. Such competitors may be able to undertake more extensive promotional activities and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.
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
      We believe third parties may make claims of infringements with respect to our current or future product, but we cannot be sure that any such claims will arise. We expect that developers of content management and content component products will increasingly be subject to infringement claims as the number of products and competitors in our market grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, operating results and financial condition.
EMPLOYEES
      As of March 31, 2005, we had 488 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.
GEOGRAPHIC INFORMATION
      Financial information about geographic areas is incorporated by reference from Footnote 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
      In July 2000, we began a five-year lease of approximately 32,000 square feet in Eden Prairie, Minnesota, which is our corporate headquarters facility. In May of 2005 we entered into a new six-year facility lease of approximately 42,000 square feet also located in Eden Prairie, Minnesota. We are planning to move our corporate headquarters to this new facility in the September 2005 quarter. We are currently sub-letting approximately 18,000 square feet of our former headquarters pursuant to a lease expiring in July 2005. In connection with our acquisition of Optika, we assumed a lease with approximately 39,000 square feet of office space in Colorado Springs, Colorado which expires in March 2007.
      Additionally, we lease approximately 7,000 square feet of office space in Massachusetts with lease terms expiring June 2006 and September 2006; approximately 28,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006; approximately 12,000 square feet in Redmond, Washington with a lease term expiring in December 2007; approximately 1,600 square feet in Grand Forks, North Dakota with a lease term on a month-to-month basis; approximately 9,000 square feet in London, United Kingdom with a lease term expiring in April 2016, approximately 4,000 square feet in Tokyo, Japan with a lease term expiring in December 2007; and approximately 6,000 square feet in the Netherlands with a lease term expiring in June 2006. Management believes that our facilities are suitable and adequate for current office requirements.

Item 3.	Legal Proceedings
      In the normal course of business, we are subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
      The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. No further expenses of any significance are anticipated with this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

Item 4A.	Executive Officers of the Registrant
      (a) Executive Officers of the Registrant
      The Executive Officers of our Company are:

Name	Age	Position

Robert F. Olson	49	President and Chief Executive Officer and Chairman of the Board
Gregg A. Waldon	44	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer
Frank A. Radichel	55	Executive Vice President of Research & Development
Mark K. Ruport	52	Executive Vice President of Field Operations
Daniel P. Ryan	46	Executive Vice President of Marketing/Business Development
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
      Mark K. Ruport has served as our Executive Vice President of Field Operations since the acquisition of Optika Inc. in May 2004. From February 1995 through May 2004, he served as President and Chief Executive Officer and a director of Optika Inc. From June 1990 to July 1994, he served as President and Chief Operating

Officer, and later Chief Executive Officer, of Interleaf, Inc., a publicly held software and services company that develops and markets document management, distribution and related software. From 1989 to 1990, he was Senior Vice President of Worldwide Sales of Informix Software, where he was responsible for direct and indirect sales and original equipment manufacturers. From 1985 to 1989, he served as Vice President North American Operations for Cullinet Software. Mr. Ruport was appointed as Executive Vice President of Operations pursuant to an employment agreement entered into in connection with the terms of the agreement related to the acquisition of Optika.
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
      Our common stock, par value $0.01 per share, is traded on The NASDAQ National Market under the symbol STEL. At June 2, 2005, our common stock was held by approximately 460 record holders. This does not include shareholders whose stock was held in the name of a bank, broker or other nominee. On June 2, 2005, the closing sale price of a share of our common stock was $7.48.
      The high and low sale prices per share of our common stock for the four quarters during the fiscal years ended March 31, 2004 and 2005 were as follows:

	High	Low

Fiscal year ended March 31, 2004:
First Quarter	$6.54	$3.60
Second Quarter	9.24	5.17
Third Quarter	10.96	7.71
Fourth Quarter	10.50	6.74
Fiscal year ended March 31, 2005:
First Quarter	$8.95	$6.60
Second Quarter	8.66	6.05
Third Quarter	9.25	6.40
Fourth Quarter	9.21	8.01
Dividend Policy
      We have never paid cash dividends on the common stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
      We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2005.

Item 6.	Selected Financial Data
      The Selected Consolidated Financial Data (in thousands except per share data) presented below as of and for each of the fiscal years in the five year period ended March 31, 2005 have been derived from our Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes.

	Year Ended March 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product licenses	$53,853	$66,908	$40,364	$41,571	$54,376
Services	6,507	9,648	9,726	14,349	19,772
Post-contract support	6,361	11,784	15,344	19,854	32,663

Total revenues	66,721	88,340	65,434	75,774	106,811

Cost of revenues:
Product licenses	3,899	5,005	6,480	4,936	5,017
Services	6,177	10,021	8,416	13,272	19,550
Post-contract support	1,013	3,371	3,730	3,885	5,350
Amortization of capitalized software from acquisitions	700	966	1,892	1,574	2,390

Total cost of revenues	11,789	19,363	20,518	23,667	32,307

Gross profit	54,932	68,977	44,916	52,107	74,504

Operating expenses:
Sales and marketing	29,448	46,672	38,343	39,122	42,365
General and administrative	9,016	11,884	11,301	8,856	14,097
Research and development	9,756	17,601	15,766	13,263	17,958
Acquisition-related sales, marketing and other costs	—	—	—	—	886
Acquisition and related costs	775	237	1,127	—	—
Amortization of acquired intangible assets and other	9,808	12,914	6,635	2,006	677
Impairment charge on fixed assets	—	—	—	—	375
Restructuring charges	—	—	4,368	743	3,673
Acquired in-process research and development	10,400	—	—	—	—

Total operating expenses	69,203	89,308	77,540	63,990	80,031

Loss from operations	(14,271)	(20,331)	(32,624)	(11,883)	(5,527)
Other income (expense):
Interest income (expense) net	7,000	3,755	1,957	982	822
Investment (impairment) gain on sale	(400)	(5,722)	(1,733)	388	(1,136)

Net loss	$(7,671)	$(22,298)	$(32,400)	$(10,513)	$(5,841)

Loss per share — basic and diluted	$(0.36)	$(1.00)	$(1.45)	$(0.48)	$(0.22)

Weighted average common shares — basic and diluted	21,472	22,286	22,345	22,028	26,224

	As of March 31,

	2001	2002	2003	2004	2005

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$106,510	$96,158	$81,169	$73,512	$72,750
Working capital	109,279	102,850	69,823	72,520	67,371
Total assets	181,586	165,926	129,709	124,688	187,652

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

General
      In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business information using the Web. From the beginning, Stellent focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. This focus remains true today. While early on we developed document management and Web content management applications, in recent years we also expanded our product set to address market needs for an enterprise infrastructure for content-centric applications; Web-based management of digital assets, which are digital materials such as photos and graphics; and Web-based management of business records.
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
      In fiscal year 2005, our Universal Content Management software primarily addressed five areas of the enterprise content management market: Web content management, document management and imaging, digital asset management, records management and collaboration management. Currently, customers use our Universal Content Management software to organize and maintain the electronic business information created by internal and external sources using a broad range of common software applications, such as Microsoft Office, AutoDesk AutoCAD and Sun StarOffice. This electronic business information includes items such as Web pages, digital assets, scanned images, Microsoft Word documents, business records, contracts, spreadsheets and forms.
      Our software also assists in the conversion of paper documents to electronic format. Using Stellent technology, customers can then publish that information to public Web sites and/or secure Web sites available only to select audiences. Additionally, software vendors and manufacturers of electronic devices, such as cell phones and PDAs, embed our Content Components software within their own technology to enable users to access and view electronic information from those applications or devices. We market our products primarily to customers in the financial services, healthcare (including insurance), government, and manufacturing industries located in the United States, Canada, Europe, Latin America and Asia.
      In May 2004, we acquired all outstanding shares of Optika Inc. for $10.0 million in cash, approximately 4.2 million shares of Stellent common stock and the assumption by Stellent of Optika’s outstanding common stock options. We acquired Optika in order to add to or strengthen and expand our Universal Content Management software in the areas of document imaging, business process management and compliance capabilities.
      Our approach has been to develop our products internally and acquire select third-party technologies that enhance our products’ capabilities. This approach has resulted in an integrated solution used by companies for line-of-business applications or enterprise-wide deployment.

Market Trends
      We have experienced a difficult business environment in information technology spending over the past several years, but one that has been improving each year since fiscal year 2003. Our license revenue increased modestly by 3% from fiscal year 2003 to fiscal year 2004. Our license revenue grew at an improved rate of 31% from fiscal year 2004 to fiscal year 2005, due in part to the acquisition of Optika in May 2004. Our growth in fiscal year 2005 from fiscal year 2004 was also driven by both an increase in our services revenue of 38% and our post-contact support by 65%. Our post-contract support renewal rate continues to be very high, a trend that we see continuing. During fiscal year 2005, we derived approximately 73% of our revenue from the United States market and approximately 27% from various international markets, primarily Europe. We have also been expanding into the Asian markets, particularly Japan and Korea. The percentage of revenue derived from Asia remains small compared to the United States.
      As our installed software base has increased, our revenue mix has shifted from product licenses to post-contract support over the past three years. Our license revenue, as a percent of total revenue, has decreased from 62% to 55% to 51% in fiscal years 2003, 2004 and 2005, respectively, while our post-contact support revenue has increased from 23% to 26% to 31% in fiscal years 2003, 2004 and 2005, respectively. Our consulting services and training revenue, as a percent of total revenue, was 15%, 19% and 19% in fiscal years 2003, 2004 and 2005, respectively. We expect our installed software base to continue to grow, and with it our post-contract support revenue. With a larger portion of our revenues coming from both services and post-contract support, our overall gross margins may decrease. However, we anticipate our product license and total services revenue for fiscal year 2006 to be approximately 50% of our total revenue. On a longer term basis, we are anticipating our product license revenue to increase to approximately 52-55% of our total revenue.
      We believe Stellent today can compete effectively in a rapidly evolving marketplace. We believe the content management market is healthier than many other segments of the information technology sector and that it will perform better than the average information technology sector in customer spending during fiscal year 2006. We believe that:

•	the trend toward companies seeking solutions for managing multiple internal and external Web sites will continue,

•	content within the enterprise will continue to grow at a high rate,

•	vendor consolidation, and the demand for integrated solutions, will continue to be a driving force in technology buying decisions; and

•	compliance mandates and records management initiatives are increasingly driving technology purchasing decisions, and influencing which vendors are selected to power information-related initiatives.
      While we believe the general and long-term market trends identified above will create continued demand for our products, the market for content management software and our products at any particular time is highly dependent on information technology spending. Although we experienced an overall increase in our revenue for fiscal year 2005, the United States and international economic conditions continue to be a challenging environment to do business within, specifically for large capital expenditures. In addition, we believe continuing difficult economic and market conditions are putting pressure on the ability of certain content management software companies to survive as independent entities, if at all.

Restructurings
      In connection with the integration of Optika and in connection with our plans to reduce costs and improve operating efficiencies, we adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter and included the termination of 30 employees and the closure of our New York facility. The second restructuring plan was completed during our fourth quarter of fiscal year 2005, which included the termination of 25 employees and the closure of our Boise, Idaho and Mexican facilities. The expenses recognized during the first and fourth quarter of fiscal year 2005 related to these restructuring plans totaled $2.5 million and $1.1 million, respectively. We expect the restructurings to reduce our annual operating expenses and increase our cash flow by approximately $6.1 million. Additional information on our restructuring plans is contained in Footnote 10 to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
      During fiscal year 2005, we continued to market and license our products and services primarily through a direct sales force and augmented our sales efforts through other relationships, such as with other software vendors, systems integrators, resellers and others. Our total revenues generated from operations outside of the United States decreased slightly in fiscal year 2005 to 27% from approximately 28% in fiscal year 2004. No customer accounted for more than 10% of total revenues in fiscal year 2005.
Revenues

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except for
	percentages)
Product licenses	$54,376	$41,571	$40,364	31%	3%
Services	19,772	14,349	9,726	38%	48%
Post-contract support	32,663	19,854	15,344	65%	29%

Total	$106,811	$75,774	$65,434	41%	16%

As a percentage of total revenue:
Product licenses	51%	55%	62%
Services	19%	19%	15%
Post-contract support	30%	26%	23%
      Total revenues increased by $31.0 million, or 41%, to $106.8 million for fiscal year 2005 from $75.8 million for fiscal year 2004. The increase in revenues was due to our acquisition of Optika on May 28, 2004, two seven-figure Content Component Software license transactions and an overall increase in our Universal Content Management license revenue. Additionally, we had an increase in revenues for services and post-contract support due to a larger base of installed products and a continued increase use by our customers in using our consulting services personnel to implement our software. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post-contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our services revenue to grow.
      Total revenue increased by $10.3 million, or 16%, to $75.8 million for fiscal year 2004 from $65.4 million for fiscal year 2003. The increase in revenues was due to an increase in revenue for services due to a larger base of installed products and an increased reliance by our customer to use our Consulting Services personnel to implement our software.
      Sales outside the United States represented 27%, 28%, and 23% of our total revenues in fiscal years 2005, 2004, and 2003, respectively.

Product Licenses
      Revenues for product licenses increased by $12.8 million, or 31%, to $54.4 million for year 2005 from $41.6 million for fiscal year 2004. The increase in product license revenues was attributable to sales generated from our acquisition of Optika in May of 2004, an increase in our Content Component software revenue and an overall increase in our Universal Content Management software license revenue, both domestic and internationally. The increase in our Content Component software revenue relates to two-seven figure license transactions recognized during fiscal year 2005. As we experienced a favorable increase in demand for our Universal Content Management and Content Components software licenses during fiscal year 2005, the overall information technology environment for expenditures continued to remain soft. Although we anticipate this trend to continue through fiscal year 2006, we expect our overall license revenue to increase in absolute dollars and should represent approximately 50% of our total revenue.
      Revenues for product licenses increased by $1.2 million, or 3%, to $41.6 million for fiscal year 2004 from $40.4 million for fiscal year 2003. The increase in revenues was attributable to an increase in Content Components software revenues in the United States and Europe and sales of Universal Content Management software in Japan. The increase in our Universal Content Management software revenues and Content Components software revenues was due to a moderate increase in demand mitigated by continued longer sales cycles for those products.

Services
      Revenues for services, consisting of consulting services, training and billable expenses, increased by $5.4 million, or 38%, to $19.8 million for fiscal year 2005 from $14.3 million for fiscal year 2004. The increase in revenues for services was due to the Optika acquisition and an increase number of consulting engagements associated with the increased number of new license transactions sold during fiscal year 2005. We anticipate that the percentage of service revenue to total revenue will be approximately 18% during fiscal year 2006 and service revenue in absolute dollars will increase.
      Revenues for services increased by $4.6 million, or 48%, to $14.3 million for fiscal year 2004 from $9.7 million for fiscal year 2003. The increase in consulting services revenue was due to our customers’ software implementations having become larger and more numerous.
      Generally, customers prefer to have us perform consulting services rather than using their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to our Universal Content Management software as our Content Components software is embedded in other companies’ software and those companies would typically perform the consulting services. Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward electronic devices being used increasingly to view electronic information to continue, we expect revenues attributable to consulting services to continue to increase. A decline in license revenues may result in fewer consulting services engagements.

Post-Contract Support
      Revenues for post-contract support increased by $12.8 million, or 65%, to $32.7 million for fiscal year 2005 from $19.9 million for fiscal year 2004. The increase in revenues for our post-contract support was due to the Optika acquisition and supporting a larger customer installed base of Universal Content Management and Content Component products. We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 32% during fiscal year 2006 and post-contract support revenue in absolute dollars will increase.
      Revenues for post-contract support increased by $4.5 million, or 29%, to $19.9 million for fiscal year 2004 from $15.3 million for fiscal year 2003. The increase in revenues for post-contract support was due to a larger installed base of Universal Content Management and Content Component products.
      As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services on our Universal Content Management and Content Component software has remained high, our post-contract customer support revenues grow because we have a larger installed base of products. Since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in post-contract customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.
Cost of Revenues and Gross Profit

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Cost of product licenses	$5,017	$4,936	$6,480	2%	(24)%
Cost of services	19,550	13,272	8,416	47%	58%
Cost of post-contract support	5,350	3,885	3,730	38%	4%
Cost of amortization of capitalized software from acquisitions	2,390	1,574	1,892	52%	(17)%

Total cost of revenues	$32,307	$23,667	$20,518	37%	15%

Gross profit	$74,504	$52,107	$44,916
As a percentage of total revenue:
Cost of product licenses	5%	6%	10%
Cost of services	18%	18%	13%
Cost of post-contract support	5%	5%	5%
Cost of amortization of capitalized software from acquisitions	2%	2%	3%
Total cost of revenues	30%	31%	31%
Gross profit	70%	69%	69%

Cost of Revenues — General
      Total cost of revenues increased by $8.6 million, or 37%, to $32.3 million for fiscal year 2005 from $23.7 million for fiscal year 2004. Total cost of revenues as a percentage of total revenues was 30% in fiscal year 2005 compared to 31% for fiscal year 2004. Gross profit increased by $22.4 million, or 43%, to $74.5 million for fiscal year 2005 from $52.1 million for fiscal year 2004. Total gross profit as a percentage of total revenues was 70% for the fiscal year 2005 up slightly from 69% for fiscal year 2004. The increase in gross profit dollars was largely attributable to our acquisition of Optika.
      Total cost of revenues increased by $3.1 million, or 15%, to $23.7 million for fiscal year 2004 from $20.5 million for fiscal year 2003. Total cost of revenues as a percentage of total revenues was 31% for fiscal years 2004 and 2003. Gross profit increased by $7.2 million, or 16%, to $52.1 million for fiscal year 2004 from $44.9 million for fiscal year 2003. Total gross profit as a percentage of total revenues was 69% for the fiscal years 2004 and 2003. The increase in gross profit dollars was attributable to the increase in total revenue.

Cost of Revenues — Product Licenses

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Cost of product licenses	$5,017	$4,936	$6,480	2%	(24)%
Cost of amortization of capitalized software from acquisitions	2,390	1,574	1,892	52%	(17)%

Total	$7,407	$6,510	$8,372	14%	(22)%

Gross profit — licenses	$46,969	$35,061	$31,992
As a percentage of license revenue:
Cost of product licenses	9%	12%	16%
Cost of amortization of capitalized software from acquisitions	5%	4%	5%
Total cost of license revenues	14%	16%	21%
Gross profit	86%	84%	79%
      Cost of product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of product licenses represented 9%, 12%, and 16% of total license revenues in fiscal years 2005, 2004 and 2003, respectively.
      Cost of revenues for product licenses increased by $0.1 million or 2%, to $5.0 million for fiscal year 2005 from $4.9 million for fiscal year 2004. Gross profit as a percentage of revenues for product licenses was 91% for fiscal year 2005 compared to 88% for fiscal year 2004. The overall gross profit percentage increase in product licenses for fiscal year 2005 was due to our acquisition of Optika, whose products yield a higher gross margin than our traditional Universal Content Management software sales. In addition, we also had higher levels of our Content Component software product license revenue during fiscal year 2005, which carry a higher gross margin than our Universal Content Management software revenue.
      The overall increase in cost of revenues dollars for product licenses was attributed to the acquisition of Optika, changes in product mix, amortization of capitalized software from acquisitions discussed below and was partially offset by a reduction in certain fixed costs related to royalties for third-party technology incorporated into our products, which had become fully amortized in the previous fiscal year. In an on going effort to enhance the features and functionality of our Universal Content Management suite of software products, we have continued to elect to license or purchase more third party software. We expect to continue to license or purchase third party software, which may cause our cost of license revenue to increase.
      Cost of revenues for product licenses decreased by $1.5 million or 24%, to $4.9 million for fiscal year 2004 from $6.5 million for fiscal year 2003. Gross profit as a percentage of revenues for product licenses was 88% for fiscal year 2004 and 84% for fiscal year 2003. The decrease in cost of revenues for product licenses was attributable to increased sales of our Content Component Software products, which generally have a lower cost of sales than our Universal Content Management products, a change in product mix in our Universal Content Management products and a reduction in certain costs related to royalties for third-party technology incorporated into our products, which became fully amortized in the previous fiscal year.
      Amortization of Capitalized Software from Acquisitions. Cost of revenues related to amortization of capitalized software from acquisitions was $2.4 million for fiscal year 2005 compared to $1.6 million for fiscal year 2004. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, Ancept and Optika, in July 2001, April 2002, March 2003, August 2003 and May 2004, respectively. The increase in cost of revenues related to amortization of capitalized software from fiscal 2004 compared to fiscal 2005 was attributable to the acquisition of Optika, which was partially offset by the completion of amortization of capitalized software in June of 2003 and June of 2004 related to our acquisition of Content Component Division (CCD) and RESoft, respectively. We acquired technology from the companies listed for incorporation of the technology into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.
      Cost of revenues related to amortization of capitalized software from acquisitions decreased $0.3 million for fiscal year 2004 to $1.6 million from $1.9 million for fiscal year 2003. The decrease in cost of revenues related to amortization of capitalized software from acquisitions was attributable to the completion in June of 2003 of amortization of capitalized software related to our acquisition of CCD.

Cost of Revenues — Services

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Cost of services	$19,550	$13,272	$8,416	47%	58%
Gross profit	$222	$1,077	$1,310
As a percentage of services revenue:
Cost of services revenues	99%	93%	87%
Gross profit	1%	7%	13%
      Cost of services, consisting of personnel, billable and unbilled travel expenses and other operating expenses, increased by $6.3 million, or 47%, to $19.6 million for fiscal year 2005 from $13.3 million for fiscal year 2004. Gross profit as a percentage of revenues for services was 1% for fiscal year 2005, compared to 7% for fiscal year 2004. The decrease in the gross profit dollars and percentage in service revenues was due to an increase in personnel related costs and the Optika acquisition. We have not integrated the consulting services operations of Optika with our primary consulting services operations. Our utilization of our consulting services personnel from Optika was lower than anticipated. We anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease in fiscal year 2006 as we believe that we can improve utilization of the combined service departments of Stellent and Optika.
      Cost of services increased by $4.9 million, or 58%, to $13.3 million for fiscal year 2004 from $8.4 million for fiscal year 2003. Gross profit as a percentage for services was 7% for fiscal year 2004, compared to 13% for fiscal year 2003. The decrease in the gross profit as a percentage of services revenue was due to an increase in costs associated with the hiring and training of additional personnel and the use of outside contractors related to the significant growth in services revenue.
      Since our service revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our service revenues increase as a percent of total revenues. Our cost of service revenues as a percentage of service revenues may vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators. If our customers perform more services activities in-house or increase the use of third-party systems integrators, our service revenues realized on a per-customer basis may decline and result in lower gross margins.

Cost of Revenues — Post-Contract Support

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Post-contract support	$5,350	$3,885	$3,730	38%	4%
Gross profit	$27,313	$15,969	$11,614
As a percentage of post-contract support revenue:
Post-contract support cost of revenues	16%	20%	24%
Gross profit	84%	80%	76%
      Cost of post-contract support services, consisting of personnel and other operating expenses, increased by $1.5 million, or 38%, to $5.4 million for fiscal year 2005 from $3.9 million for fiscal year 2004. Gross profit as a percentage for post-contract support was 84% for fiscal year 2005, compared to 80% for fiscal year 2004. The increase in the gross profit dollars and as a percentage of post-contract support revenue was due to the revenue generated from the acquisition of Optika’s installed base since May 28, 2004 and an increase in post-contract support revenue generated by a growing install base of Universal Content Management customers in fiscal year 2005. We are able to achieve economies of scale as we continue to grow our installed base, which requires us to add a minimal level of additional staff, thus increasing our overall gross profit margin for post-contract support. We anticipate our gross profit as a percentage for post-contract support revenue to be 80% to 82% in fiscal 2006.
      Cost of post-contract support costs increased by $0.2 million, or 4%, to $3.9 million for fiscal year 2004 from $3.7 million for fiscal year 2003. Gross profit as a percentage for post-contract support was 80% for fiscal year 2004, compared to 76% for fiscal year 2003. The increase in the gross profit dollars and percentage was due to the increase in revenue from post-contract customer support from a larger installed base of Universal Content Management products, with little additional support personnel needed, and a higher installed base of Content Component software, which requires very little support staff needed as support is generally provided by the company that embeds our software.
      Since our post-contract revenues have modestly lower gross margins than our license revenues, our overall gross margins will typically decline if our post-contract revenues increase as a percent of total revenues. Our cost of post-contract support as a percentage of post-contract support revenues may vary from period to period, depending in part on whether we are able to sell support on new product license revenue and also if our annual renewal rates with our existing customers continues to remain high. Any significant change in our annual renewal rates could result in a decline in our gross profit margins.
Operating Expenses

Sales and Marketing

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Sales and marketing	$42,365	$39,122	$38,343	8%	2%
Percentage of total revenues	40%	52%	59%
      Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased by $3.2 million, or 8%, for fiscal year 2005 from fiscal year 2004. As a percentage of total revenues, sales and marketing expenses were 40% for fiscal year 2005 compared to 52% for fiscal year 2004. The increase in dollars is a direct result of the Optika acquisition, offset by cost synergies and the restructuring actions undertaken by us during fiscal year 2005. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel, cost synergies from the acquisition of Optika and the restructurings undertaken by us during the first and fourth quarters of fiscal year 2005. We believe that our sales and marketing expenses as a percentage of total revenue will be in the 37% to 39% range in fiscal year 2006 as we should start to see additional costs savings from the restructuring actions taken in fiscal year 2005. However, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period which may offset anticipated cost savings related to the Optika acquisition.
      Sales and marketing expenses increased by $0.8 million, or 2%, for fiscal year 2004 from fiscal year 2003. As a percentage of total revenues, sales and marketing expenses were 52% for fiscal year 2004 compared to 59% for fiscal year 2003. The increase in dollars was attributable to costs related to our global users conference held in October 2003 and other sales events, and was partially offset by reduced commission expenses related to the mix of products sold.

General and Administrative

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
General and administrative	$14,097	$8,856	$11,301	59%	(22)%
Percentage of total revenues	13%	12%	17%
      General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. General and administrative expenses increased by $5.2 million, or 59%, for fiscal year 2005 from fiscal year 2004. The increase in general and administrative expenses was due to increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government, acquisition related activities and the preliminary settlement of the class action shareholder lawsuit. These costs offset most of our anticipated expense savings associated with consolidating the accounting, finance and human resource departments of Optika with our corporate headquarters, along with eliminating duplicate expenses such as certain insurance expenses and professional service expense associated with the Optika acquisition during fiscal year 2005. We expect general and administrative expenses to decrease to approximately 10% to 12% of total revenue during fiscal year 2006 as a result of the elimination of significant costs associated with the class action lawsuit and an overall reduction in professional fees related to our compliance with the Sarbanes-Oxley Act of 2002. External professional service expenses associated with our Sarbanes-Oxley compliance was $824 and $0 in fiscal years 2005 and 2004, respectively. If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could result in an increase to our general and administrative expenses.
      For fiscal year 2004, general and administrative expense dollars decreased by $2.4 million, or 22%, from fiscal year 2003, due to a decrease in expenses associated with fewer personnel as a result of the restructurings undertaken by us and a decrease in bad debt expense of $2.5 million partially offset by increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government and by the class action lawsuit. External professional service expenses associated with Sarbanes-Oxley compliance was $0 and $121 in fiscal years 2004 and 2003, respectively.

Research and Development

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Research and development	$17,958	$13,263	$15,766	35%	(16)%
Percentage of total revenues	17%	18%	24%

      Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For fiscal year 2005, research and development expenses increased by $4.7 million, or 35%, from fiscal year 2004. During fiscal year 2005, our research and development efforts were focused on enhancing our many products, while also increasing customer value through the interoperability of those products. These products include Universal Content Management, Imaging and Business Process Management and our Content Integration Suite of products, along with other outside product lines. During fiscal year 2005, we announced the release of version 7.5 of our Universal Content Management software, which furthers our primary value proposition of generating rapid customer success through fast implementations and quick, broad user adoption. We also announced the release of version 7.5 of our Sarbanes-Oxley Solution, which includes customer driven enhancements developed to speed implementations, increased ease-of-use and augmented reporting capabilities. The increase in research and development expense for fiscal year 2005 when compared to fiscal year 2004 was due to our acquisition of Optika and our continued effort to support the many enhancement initiatives currently underway for those products mentioned above. We believe that our research and development expense as a percentage of total revenue will be approximately 16% to 18% during fiscal year 2006.
      For fiscal year 2004, research and development expenses decreased by $2.5 million, or 16%, from fiscal year 2003, due to reduced headcount, the consolidation of research and development facilities and the completion of certain research and development projects in fiscal year 2003.

Acquisition Costs

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Acquisition-related sales, marketing and other costs	$886	$—	$—	100%	—%
Acquisition and related costs	$—	$—	$1,127	—%	(100)%
Percentage of total revenues	1%	—%	2%
      During the first quarter of fiscal year 2005 we recognized acquisition-related sales, marketing and other costs totaling $0.9 million related to the Optika acquisition. Approximately $0.6 million of these costs were related to advertising in various periodicals announcing the completion of the Optika acquisition. We have generally not advertised in this manner in the past. From time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition-related sales and marketing and other costs may increase substantially.
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

Amortization of Acquired Intangible Assets and Other

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Amortization of acquired intangible assets and other	$677	$2,006	$6,635	(66)%	(70)%
Percentage of total revenues	1%	3%	10%

      Amortization of acquired intangible assets relate to our acquisitions of CCD in July 2000, RESoft in July 2001, Kinecta in April 2002 and Optika in May 2004. A portion of the purchase price of certain assets of CCD was allocated to core technology, customer base, software, trademarks and other intangibles, and was being amortized over the assets estimated useful lives of three to four years. A portion of the purchase price of certain assets of each of RESoft and Kinecta was allocated to certain intangible assets, such as customer base and trademarks, and is also being amortized over their useful lives of three years. A portion of the purchase price of certain assets of Optika was allocated to contractual customer relationships and is being amortized over 10 years. Amortization of acquired intangible assets and unearned compensation totaled $0.7 million in fiscal year 2005 compared to $2.0 million in fiscal year 2004. The decrease when comparing fiscal year 2005 to fiscal year 2004 is attributable to the completion in June 2003 of amortization of substantially all of the intangibles related to our acquisition of CCD.
      For fiscal year 2004, amortization of intangible assets decreased $4.6 million, or 70% when compared to fiscal year 2003. The decrease in amortization expense was the result of the completion of amortization of substantially all of the intangible assets related to our acquisition of CCD in June 2003.

Impairment Charge on Fixed Assets
      During the fourth quarter of fiscal year 2005 we completed a physical inventory of our fixed assets which includes equipment, furniture and leasehold improvement on our leased facilities. As a result of this physical inventory, we identified certain fixed assets which had been either decommissioned and had no value or were physically disposed of during the fourth quarter of fiscal year 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for Impairment or Disposal of Long-Lived Assets we recorded an impairment charge of $0.4 million which represented the remaining net book value of these assets as of March 31, 2005.

Restructuring Charges

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Restructuring charges	$3,673	$743	$4,368	394%	(83)%
Percentage of total revenues	3%	1%	7%
      We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the information technology markets in the United States and in Europe. During fiscal year 2005, in connection with the acquisition of Optika and management’s plan to reduce costs and improve operating efficiencies, we recorded two restructuring charges. The initial charge of $2.5 million was recognized during the first quarter of fiscal year 2005, which included costs for pay and benefits related to the involuntary termination of 30 employees of approximately $1.9 million with the remaining $0.6 million related to the closure of our New York facility. In the fourth quarter of fiscal year 2005 a change of estimate and impairment charge was recorded which resulted in $0.1 million additional expense related to this restructuring plan. The annual effect on expenses and cash flows associated with the termination of these employees was estimated to have decreased our expenses and increase our cash flow by approximately $4.4 million. The second restructuring charge of $1.1 million was recorded during our fourth quarter of fiscal year 2005, which included costs for pay and benefits related to the involuntary termination of 25 employees of approximately $1.0 million and $0.1 million related to the closure of our Boise, Idaho and Mexican facilities. The annual effect on expenses and cash flow related to the restructuring action taken in the fourth quarter of fiscal year 2005 is expected to decrease our expenses and increase our cash flow by approximately $1.7 million. These cost reduction measures were adopted to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings. See further discussion of restructuring charges in Note 10 to the Consolidated Financial Statements.

      For the fiscal year 2004, we recorded restructuring charges of approximately $0.7 million in connection with management’s plan to reduce costs and improve operating efficiencies. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $0.4 million with remaining $0.3 million related to a change in estimate related to the closing of facilities and other exit costs.
Other Income (Expense)

	Years Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands,
	except for percentages)
Interest income, net	$822	$982	$1,957	(16)%	(50)%
Investment gain on sale (impairment)	$(1,136)	$388	$(1,733)	(393)%	122%
As a percentage of total revenues:
Interest income, net	1%	1%	3%
Investment impairment	(1)%	1%	(3)%
Interest income, net
      Interest income for all years was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000.
      The decrease in net interest income for the fiscal year ended March 31, 2005 from 2004 was due to reduced amounts of invested funds, partially offset by an increase in market interest rates earned by invested funds, which have increased on average over the prior year.
      The decrease in net interest income for the fiscal year ended March 31, 2004 from 2003 was due to decreases in the interest rates earned by invested funds which declined over 50% each period, and reduced amounts of invested funds.

Investment gain (impairment)
      During fiscal year 2005, we recognized an impairment charge of $1.1 million related to our remaining investments in two non-public, start-up technology companies. Both of these companies are still in business, but upon review of their business plans and the incremental financing that they received, we determined the change in their valuation was other-than-temporary impairment.
      During fiscal year 2004, we sold our shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. We realized approximately $0.4 million in proceeds and gain from the sale.
      During fiscal year 2003, our investment impairment was approximately $1.7 million. In the last quarter of fiscal year 2003, after purchasing certain assets of Active IQ and reviewing its public disclosures, which stated it was selling their remaining operating assets of the company to another party, we determined that a permanent decline in value had occurred and recorded a write-down of approximately $1.1 million. During the first three quarters of fiscal year 2003, we determined that a permanent decline in the value of certain of our investments in other companies had occurred. We made this determination after reviewing financial statements of these companies or discussing their future business plans and prospects with their management. As a result, we recorded a write-down on the investments in these companies of approximately $0.6 million.
Net Operating Loss Carryforwards
      As of March 31, 2005, we had net operating loss carryforwards of approximately $152.4 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of March 31, 2005 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets. See Note 8 to the Consolidated Financial Statements.
Liquidity and Capital Resources
      We have funded our operations and satisfied our capital expenditure requirements through revolving working capital term loans from banking institutions, private placements and public offerings of securities.
      To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for fiscal year 2005 and 2004 were $1.9 million and $2.3 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At March 31, 2005, we had capital expenditure lease commitments with remaining total payments of $0.2 million.
      As of March 31, 2005, we had $72.8 million in cash and marketable securities and $67.4 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2006. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.
      We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.
      Cash, cash equivalents and marketable securities decreased $0.8 million, or 1%, to $72.8 million as of March 31, 2005 from $73.5 million at March 31, 2004. The decrease was primarily due to our acquisition of Optika, partially offset by the positive cash flow generated from operations and financing activities during fiscal year 2005. Our cash, cash equivalents and marketable securities decreased $7.7 million, or 9% from fiscal 2003 to fiscal 2004. The decrease were due to the operating loss experienced in those years.
      Cash provided by (used) in 2005, 2004 and 2003 was as follows (in thousands):

	Years Ended March 31,

	2005	2004	2003

Cash provided by (used in) operating activities	$2,917	$(5,809)	$(8,020)
Cash provided by (used in) investing activities	$(2,171)	$10,307	$21,133
Cash provided by (used in) financing activities	$3,912	$1,867	$(2,704)
      Operating Activities: Net cash provided by operating activities of $2.9 million in fiscal year 2005 resulted from the effects of non-cash expenses including depreciation and amortization of $3.5 million, amortization of intangible assets of $3.1 million and an impairment charge on fixed assets of $0.4 million were included in our net loss of $5.8 million. The adjusted cash provided before the effect of changes in working capital components was $1.2 million. Additional cash provided was the result of an increase of $4.4 million in deferred revenue, $1.2 million of other accrued liabilities, $0.8 million in accounts payable, a $2.4 million decrease in prepaid expenses and other current assets, $1.1 million related to the write-down of investments in other companies, these additions to cash were partially offset by an increase of $8.1 million in accounts receivable.
      Net cash used in operating activities of $5.8 million in fiscal year 2004 resulted from a net loss of $10.5 million. After excluding the effects of non-cash expenses including depreciation and amortization of $3.4 million and amortization of intangible assets of $3.6 million, the adjusted cash usage before the effect of changes in working capital components was $3.5 million. Additional cash usage was the result of an increase of $3.6 million in accounts receivable, $0.7 million in prepaid expenses and other current assets and $0.4 million related to the sale of an investment in another company, partially offset by an increase of $1.9 million in deferred revenues and other accrued liabilities and an increase of approximately $0.5 million in accounts payable.
      Net cash used in operating activities of $8.0 million in fiscal year 2003 resulted from a net loss of $32.4 million. After excluding the effects of non-cash expenses including depreciation and amortization of $3.2 million, amortization of intangible assets of $8.5 million, $1.7 million of investment impairment and including the tax benefit reduction of employee stock option exercises of $4.9 million, the adjusted cash usage before the effect of changes in working capital components was $23.9 million. Additional cash provided was the result of a decrease of $3.0 million in accounts receivable, a decrease of $4.4 million in prepaid expenses and other current assets, and an increase of $8.5 million in deferred revenue and other accrued liabilities.
      A number of non-cash items were charged to expense and increased our net loss in 2005, 2004 and 2003, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.
      Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding on an annual basis were 84 days on March 31, 2005, 2004 and 2003, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.
      Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.
      Investing Activities: Net cash used in investing activities was $2.2 million for fiscal year 2005. This resulted from net maturities of marketable securities of $10.9 million, offset by approximately $11.1 million used in acquiring Optika and other entities, and approximately $1.9 million to purchase equipment and furniture.
      Net cash provided by investing activities was $10.3 million for fiscal year 2004. This resulted from net proceeds from investment trading and maturities of $14.4 million and a $0.4 million investment gain on sale, partially offset by approximately $2.3 million to purchase property and equipment and $2.2 million used to acquire Ancept, Inc.
      Net cash provided by investing activities was $21.1 million in fiscal year 2003. This resulted from net proceeds from investment trading and maturities of $25.6 million, partially offset by $1.0 million to purchase property and equipment and $3.5 million to purchase Kinecta and Active IQ.
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
      Financing Activities: Net cash provided by financing activities of $3.9 million in fiscal 2005 included approximately $4.6 million from the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options, partially offset by $0.6 million of payments related to capital lease obligations.

      Net cash provided by financing activities of $1.9 million in fiscal 2004 included approximately $2.2 million from the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options, partially offset by $0.3 million of repurchased stock.
      Net cash used in financing activities of $2.7 million in fiscal 2003 included $3.5 million of repurchased stock, partially offset by $0.8 million from the net proceeds from issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options.
      Our cash flows from financing activities are the result of cash receipts from the issuance of common stock and our repurchases of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. Our Board of Directors has approved a common stock repurchase program in fiscal year 2002 allowing management to repurchase $20.0 million of our common stock in the open market of which we have purchased approximately $7.4 million.

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

Contractual Obligations
      The table below discloses a summary of the Company’s specified contractual obligations at March 31, 2005 (in thousands):

		Under	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Earn out payments(1)	$400	$400	$—	$—	$—
Purchase orders	1,126	1,126	—	—	—
Capital leases	172	172	—	—	—
Operating leases	13,431	4,139	3,535	2,060	3,697

Total	$15,129	$5,837	$3,535	$2,060	$3,697

(1)	The Company has agreed to make earn out payments dependent upon the future revenue performance of certain companies acquired. The expected payments noted above are based on historic and anticipated future levels of revenues of the acquired companies.
Critical Accounting Policies and Estimates
      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	accrual for restructuring and excess facilities costs;

•	accounting for income taxes; and

•	valuation and evaluating impairment of long-lived assets, intangible assets and goodwill.

Revenue Recognition
      We currently derive all of our revenues from licenses of software products and related services. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.
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
      Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee or percentage of product list price. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are typically not provided without the purchase of PCS. We typically have not granted specific upgrade rights in our license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.
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

Accounts Receivable and Allowance for Doubtful Accounts
      The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2005 and 2004, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $0.8 million and $1.1 million, respectively. These amounts represent 3% and 6% of total gross accounts receivable at March 31, 2005 and 2004, respectively.

Restructuring and Excess Facilities Accrual
      Due to the recent economic slowdown and associated reduction in information technology spending, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. We also implemented restructuring plans related to the integration of our acquisition of Optika. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.

Workforce Reductions
      In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At March 31, 2005, a total $1.0 million was accrued for future severance and termination benefits payments, which is payable through June 2006.

Excess Facilities
      In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At March 31, 2005, we had $0.7 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each period based on current real estate market conditions.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2005, we have recorded a full valuation allowance of $71.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating loss carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $120.4 million and foreign net operating losses of approximately $32.0 million at March 31, 2005, which begin to expire in 2010. These NOL’s are subject to annual utilization limitations due to prior ownership changes.
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

Valuation and Evaluation of Impairment of Long-Lived Asset
      We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of fiscal year 2005 we completed a physical inventory of our fixed assets which includes equipment, furniture and leasehold improvement on our leased facilities. As a result of this physical inventory, we identified certain fixed assets which had been either decommissioned and had no value or were physically disposed of during fiscal year 2005. In accordance with SFAS No. 144 we recorded an impairment charge of $0.4 million which represented the remaining net book value of these assets as of March 31, 2005.

Valuation and Evaluation Goodwill and Other Acquired Intangible Assets
      On April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.
      We have determined that we have two reporting units. We performed and completed our required annual impairment testing on January 1, 2005. As part of this review, we engaged a independent third-party valuation of the two reporting units. Upon completing our review, we determined that the carrying value of our recorded goodwill as of this date had not been impaired and no impairment charge was recorded.
      We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results. Additionally, no circumstances occurred during the fourth quarter of fiscal year 2005 which would have created an impairment loss at March 31, 2005.
Recent Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. We are required to adopt Statement 123(R) in the first interim period beginning after our fiscal year 2006. As part of this adoption, we will begin expensing our options effective April 1, 2006 and have also elected not to restate the prior period results. Since we will continue to issue stock options to our employees as a form of incentive compensation and because we have a significant amount of outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on our financial statements, but the amount of the impact has not been determined.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board Opinion (APB) No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. We do not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, we do not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.
      In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF No. 03-1, once final guidance is issued.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation (FIN 46R), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. We do not have any entities that required disclosure or consolidation as a result of adopting FIN 46R.
Related Party Transactions
      At March 31, 2002, we held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in publicly traded technology companies listed on NASDAQ, primarily Active IQ, in which the Company owned 5.4%, exclusive of warrants. Investments in these companies were made with the intention of giving us opportunities to have new technologies developed for us or to give us leverage into certain vertical markets that we may not otherwise be able to obtain on our own. At March 31, 2003, we had remaining value in two of these non-public company investments and owned approximately 9% to 13% of them. At March 31, 2004, our investments in these two non-public companies were approximately 8% and 11%. The value of these two investments at March 31, 2003 and 2004 was approximately $1.1 million. A permanent decline in value for these two companies of approximately $1.1 million was recorded in fiscal 2005.
      Upon our acquisition of certain assets of Active IQ (see Note 2 to the Consolidated Financial Statements) in March 2003, we recorded an impairment of approximately $1.1 million related to our investment in Active IQ. For substantially all of the year ended March 31, 2003, our investment in Active IQ was less than 5%. In fiscal 2004, we sold this investment and recorded a gain of approximately $0.4 million.
      During the years ended March 31, 2003, and March 31, 2004, we entered into several sales transactions with companies affiliated with members of our Board of Directors. Revenues of $0.4 million and $0.2 million from these sales transactions was recorded during the years ended March 31, 2003, and March 31, 2004, respectively. At March 31, 2003, and March 31, 2004, we had an account receivable balance of approximately $0.3 million and $0.1 million associated with these transactions, respectively. The terms and conditions, including fees, with respect to the transactions were substantially similar to those with unaffiliated third parties negotiated at arms length. The members of our Board of Directors affiliated with these companies had no direct or indirect material interest in the transactions. There were no sales transactions with these companies during the year ended March 31, 2005.
      In March 2004, we entered into a non-exclusive reseller agreement with Optika, Inc., a company with which we had announced a definitive merger agreement in January 2004 and later acquired in May 2004 (see Note 2 to the Consolidated Financial Statements). The agreement provided for the sale of Optika products by us. In the year ended March 31, 2004, we recognized approximately $0.2 million of revenue under the agreement.
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
      We currently derive all of our revenues from product licenses and services associated with our system of content management, business process management and Content Component software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.
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
      Shareholder class-action suits have been filed naming Stellent and certain of our current and former officers and directors as co-defendants. We have reached a settlement, subject to final document and preliminary and final court approval.
      Securities class-action litigation has often been brought against companies following periods of volatility in the price of their securities. This risk is greater for technology companies, which have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class-action claims than companies in other industries. We may in the future again be the target of this kind of litigation, and such litigation could also result in substantial costs and divert management’s attention and resources.
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
      Any failure to meet the challenges involved in successfully integrating our preexisting operations with those of Optika or to realize any of the anticipated benefits or synergies of the acquisition could seriously harm our operating results. Realizing the benefits of the acquisition will depend in part on our ability to overcome significant challenges, including:

•	combining Optika’s Colorado-based operations with our Minnesota headquartered preexisting operations;

•	integrating and managing the combined company with a small management team;

•	retaining and assimilating the key personnel of Optika accustomed to working without the oversight of a parent company;

•	integrating the sales organization of Optika, which historically relied extensively on indirect sales channels and generated a high proportion of maintenance and other revenues, with our preexisting sales organization, which relies extensively on direct sales and generates a high proportion of product license revenues;

•	retaining preexisting customers of each company in light of changes that may occur as a result of the acquisition and attracting new customers while overcoming integration challenges;

•	retaining strategic partners in light of changes that have occurred and may occur in each company’s operations as a result of the acquisition and attracting new strategic partners while overcoming integration challenges; and

•	creating and maintaining uniform standards, controls, procedures, policies and information for two companies accustomed to operating under autonomous management.

      The risks of failure to overcome these integration challenges include:

•	the potential disruption of our on-going business and distraction of our management;

•	lost sales or decreased revenues as a result of difficulties inherent in combining product offerings, coordinating sales and marketing efforts to communicate effectively our capabilities;

•	the potential need to demonstrate to customers that the acquisition will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.
CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT OUR MARKET VALUE.
      In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisition of Optika using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total purchase price in the acquisition to Optika’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. See Note 1 of Notes to the Consolidated Financial Statements.
      The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2005 (dollars in thousands):

2005

Cash, cash equivalents and marketable securities	$72,750
Approximate average interest rate	1.9%
      The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2004 (dollars in thousands):

2004

Cash, cash equivalents and marketable securities	$73,512
Approximate average interest rate	1.4%
      Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase or decrease. Assuming an average investment balance of $60.0 million, if interest rates were to increase (decrease) by 10%, this would result in an approximate $114,000 increase (decrease) in annual interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

      As of March 31, 2005, we did not hold derivative financial instruments and have never held such instruments in the past.
Foreign Currency Risk
      The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2005, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in limited and immaterial amount of foreign currency forward contract activities to date.
Commodity Price Risk
      We did not hold commodity instruments as of March 31, 2005, and have never had such instruments in the past.

Item 8.	Financial Statements and Supplementary Data
Quarterly Financial Information (Unaudited)

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2004(2)	2004	2004	2005(1)

	(In thousands, except per share amounts)
Total revenues	$22,660	$27,956	$27,667	$28,528
Gross profit	$15,608	$19,635	$19,185	$20,076
Total operating expenses	$19,637	$19,030	$19,117	$22,247
Income (loss) from operations	$(4,029)	$605	$68	$(2,171)
Net income (loss)	$(3,835)	$754	$193	$(2,953)
Net income (loss) per common share:
Basic	$(0.16)	$0.03	$0.01	$(0.11)
Diluted	$(0.16)	$0.03	$0.01	$(0.11)
Shares used in computing net income (loss) per common share:
Basic	23,879	26,720	26,963	27,237
Diluted	23,879	27,776	28,284	27,237

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,
	2003(4)	2003	2003(3)	2004

	(In thousands, except per share amounts)
Total revenues	$17,387	$18,521	$19,222	$20,644
Gross profit	$11,968	$12,907	$13,253	$13,979
Total operating expenses	$17,925	$15,643	$15,809	$14,613
Loss from operations	$(5,957)	$(2,736)	$(2,556)	$(634)
Net loss	$(5,665)	$(2,487)	$(1,931)	$(430)
Basic and diluted net loss per common Share	$(0.26)	$(0.11)	$(0.09)	$(0.02)
Shares used in computing basic and diluted net loss per common share	21,830	21,916	22,101	22,265

(1)	Included in net loss for the fourth quarter of fiscal year 2005 was a restructuring charge of $1.1 million as part of our reorganization and integration of Optika, $0.1 million change in estimate and impairment charge on fixed assets associated with our restructuring plan, expense of $0.8 million related to litigation expenses were included in general and administrative for the accrual of remaining expenses regarding the settlement of the shareholders’ class action lawsuit, which is subject to final documentation and preliminary and final court approval, and the settlement of certain other litigation. It also includes an impairment charge on our fixed assets which totaled $0.4 million and a $1.1 million investment impairment charge.

(2)	Included in net loss for the first quarter of fiscal year 2005 was $0.9 million of acquisition-related sales and marketing charges and a restructuring charge of $2.5 million related to the initial integration of Optika.

(3)	Included in net loss for the third quarter of fiscal year 2004 was a $0.4 million gain on sale of investments.

(4)	Included in net loss for the first quarter of fiscal year 2004 was a $0.8 million restructuring charge as part of a reorganization.

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
      The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15 “Exhibits and Financial Statements Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Controls and Procedures
      Based on an evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.
      Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Stellent, Inc. have been detected.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2005. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included in Item 15. of Form 10-K.

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our officers required by this Item is incorporated by reference to the information included herein under Item 4A. The information concerning our directors and other matters required by this Item is incorporated by reference to our definitive proxy statement to our 2005 Annual Meeting of Stockholders under the caption “Election of Directors”.
      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive proxy statement to our 2005 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation
      The information that is required by this Item is incorporated by reference to our definitive proxy statement to our 2005 Annual Meeting of Stockholders under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2005 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management”. The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to our proxy statement under the caption “Equity Compensation Plan Information” and the information appearing under the heading “Stock Options” in Note 5 of “Notes to Consolidated Financial Statements” in the financial statements.

Item 13.	Certain Relationships and Related Transactions
      The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services
      The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the caption “Ratification of Independent Auditors”.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) Documents filed as part of this report:

1. Consolidated Financial Statements:

2.	Financial Statement Schedule:
Schedule II Valuation of Qualifying Accounts

Column A	Column B	Column C	Column D	Column E

	Balance at			Balance at
	Beginning			End of
Description	of Period	Additions	Deductions	Period

	(In thousands)
Deducted From Assets:
Allowance for doubtful accounts:
Year ended March 31, 2003	$1,337	$3,679	$3,616	$1,400

Year ended March 31, 2004	$1,400	$1,175	$1,436	$1,139

Year ended March 31, 2005	$1,139	$1,057	$1,393	$803

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM ON SCHEDULE
To the Board of Directors and Shareholders
Stellent, Inc.
      We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Stellent, Inc. and subsidiaries referred to in our report dated June 6, 2005, which is included in the annual report to security holders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 6, 2005

      3. Exhibits
EXHIBITS

File	Description	Reference

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001.
3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828.
4.1	Share Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, dated as of May 29, 2002	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form 8-A12G, File No. 000-19817, filed June 3, 2002.
10.1	Stellent, Inc. 1994-1997 Stock Option and Compensation Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998
10.2	InfoAccess, Inc. 1990 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.3	InfoAccess, Inc. 1995 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.5	Stellent, Inc. 1999 Employee Stock Option and Compensation Plan	Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-Q for the three months ended September 30, 1999
10.6	Stellent, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 25, 2000
10.7	Stellent, Inc. amended and restated 2000 Employee Stock Incentive Plan*	Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q for the three months ended September 30, 2001
10.8	Stellent, Inc. Amended and Restated 1997 Directors Stock Option Plan*	Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 26, 2002
10.9	Stellent, Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission July 29, 1999
10.10	Optika Imaging Systems, Inc. 1994 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-116000
10.11	Amendment to Optika Imaging Systems, Inc. 1994 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period Ended June 30, 2004
10.12	Optika Inc. 2000 Non-Officer Stock Incentive Plan	Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-116000
10.13	Optika Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8, File No. 333-116148

File	Description	Reference

10.14	Amendment to Optika Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period Ended June 30, 2004
10.46	French Annex to the Stellent, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the fiscal year ended March 31, 2002.
10.48	Employment Agreement dated January 11, 2004 by and among the Registrant Mark K Ruport and Optika Inc.*	Incorporated by reference to Annex J of the Registrant Registration Statement on Form S-4, File No. 333-112543.
10.49	Employment Agreement Dated April 1, 2003, by and between the Registrant and Robert F. Olson*	Incorporated by reference to Exhibit 10.49 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003.
10.50	Employment Agreement Dated April 1, 2003 by and between the Registrant and Daniel Ryan*	Incorporated by reference to Exhibit 10.50 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
10.51	Employment Agreement Dated April 1, 2003, by and between the Registrant and Gregg A. Waldon*	Incorporated by reference to Exhibit 10.51 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
10.52	Employment Agreement Dated April 1, 2003 by and between the Registrant and Frank Radichel*	Incorporated by reference to Exhibit 10.51 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003
21	Subsidiaries of Registrant	Electronic transmission
23	Consent of Grant Thornton LLP	Electronic transmission
24	Power of Attorney	Included on the signature page hereof
31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
31.2	Certification by Gregg A. Waldon, Executive Vice President, CFO, Treasurer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.2	Certification by Gregg A. Waldon, Executive Vice President, CFO, Treasurer and Secretary, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

*	Management contract, compensation plan or arrangement.
      (b) Exhibits
      See Item 15(a)(3)
      (c) Financial Statements
      See Item 15(a)(1)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.
(Registrant)

By:	/s/ Robert F. Olson

Robert F. Olson
Chairman of the Board, President and
Chief Executive Officer
Date: June 14, 2005

POWER OF ATTORNEY
      Each of the undersigned hereby appoints Robert F. Olson and Gregg A. Waldon, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2005.

/s/ Robert F. Olson Robert F. Olson, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ Gregg A. Waldon Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth H. Holec Kenneth H. Holec, Director

/s/ Alan B. Menkes Alan B. Menkes, Director

/s/ Philip E. Soran Philip E. Soran, Director

/s/ Raymond A. Tucker Raymond A. Tucker, Director

/s/ Steven C. Waldron Steven C. Waldron, Director

STELLENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Stellent, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Stellent, Inc. and subsidiaries’ (a Minnesota Corporation) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stellent, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Stellent, Inc. maintained effective internal control over financial reporting as of March 31, 2004, is fairly stated, in all material respects, based on criteria established inInternal Control — Integrated Framework issued by COSO. Also in our opinion, Stellent, Inc. and subsidiaries maintained in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stellent, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended March 31, 2005, and our report dated June 6, 2005 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 6, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Stellent, Inc.
      We have audited the accompanying consolidated balance sheets of Stellent, Inc. (a Minnesota Corporation) and subsidiaries as of March 31, 2005, and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of Stellent, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stellent, Inc. and subsidiaries as of March 31, 2005, and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stellent, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2005, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of Stellent, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
June 6, 2005

STELLENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,

	2004	2005

ASSETS
Current assets
Cash and equivalents	$44,165	$49,113
Short-term marketable securities	22,366	17,523
Trade accounts receivable, net	19,165	30,063
Prepaid royalties, current portion	1,851	965
Prepaid expenses and other current assets	4,905	3,884

Total current assets	92,452	101,548
Long-term marketable securities	6,981	6,114
Property and equipment, net	4,471	4,333
Prepaid royalties, net of current portion	1,482	1,044
Goodwill	14,780	67,640
Other acquired intangible assets, net	2,230	5,615
Investments in and notes with other companies	1,136	—
Other	1,156	1,358

	$124,688	$187,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,748	$3,867
Deferred revenues, current portion	10,097	19,854
Commissions payable	1,301	2,419
Accrued expenses and other	5,786	7,867
Current installments of obligation under capital leases	—	170

Total current liabilities	19,932	34,177
Deferred revenue, net of current portion	51	946

Total liabilities	19,983	35,123
Shareholders’ equity
Capital stock, $0.01 par value, 100,000 shares authorized
Preferred stock, 10,000 shares authorized, no shares issued and outstanding at March 31, 2004 and 2005	—	—
Common stock, 90,000 shares authorized, 22,339 and 27,476 shares issued and 22,339 and 27,476 shares outstanding at March 31, 2004 and 2005	223	275
Additional paid-in capital	189,221	243,013
Unearned compensation	—	(469)
Accumulated deficit	(85,415)	(91,256)
Accumulated other comprehensive income	676	966

Total shareholders’ equity	104,705	152,529

	$124,688	$187,652

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,

	2003	2004	2005

Revenues
Product licenses	$40,364	$41,571	$54,376
Services	9,726	14,349	19,772
Post-contract support	15,344	19,854	32,663

Total revenues	65,434	75,774	106,811
Cost of revenues
Product licenses	6,480	4,936	5,017
Services	8,416	13,272	19,550
Post-contract support	3,730	3,885	5,350
Amortization of capitalized software from acquisitions	1,892	1,574	2,390

Total cost of revenues	20,518	23,667	32,307

Gross profit	44,916	52,107	74,504
Operating expenses
Sales and marketing	38,343	39,122	42,365
General and administrative	11,301	8,856	14,097
Research and development	15,766	13,263	17,958
Acquisition — related sales, marketing and other costs	—	—	886
Acquisition and related costs	1,127	—	—
Amortization of acquired intangible assets and other	6,635	2,006	677
Impairment charge on fixed assets	—	—	375
Restructuring charges	4,368	743	3,673

Total operating expenses	77,540	63,990	80,031

Loss from operations	(32,624)	(11,883)	(5,527)
Other income (expense)
Interest income, net	1,957	982	822
Investment (impairment) gain on sale	(1,733)	388	(1,136)

Net loss	$(32,400)	$(10,513)	$(5,841)

Net loss per common share — basic and diluted	$(1.45)	$(0.48)	$(0.22)

Weighted average shares outstanding basic and diluted	22,345	22,028	26,224

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other
			Additional			Comprehensive	Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Unearned	Income	Shareholders’	Income
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Equity	(Loss)

Balance at April 1, 2002	22,399	$224	$194,197	$(42,502)	$—	$68	$151,987
Exercise of stock options and warrants	27	1	101	—	—	—	102
Issuance of common stock in employee stock purchase plan	187	2	657	—	—	—	659
Repurchase of common stock	(757)	(8)	(3,457)	—	—	—	(3,465)
Reduction of tax benefit from employee stock option exercises	—	—	(4,894)	—	—	—	(4,894)
Foreign currency translation adjustment gain	—	—	—	—	—	374	374	$374
Net unrealized loss on investments	—	—	—	—	—	(127)	(127)	(127)
Net loss	—	—	—	(32,400)	—	—	(32,400)	(32,400)

Balance at March 31, 2003	21,856	219	186,604	(74,902)	—	315	112,236	$(32,153)

Exercise of stock options	274	3	1,341	—	—	—	1,344
Issuance of common stock	100	1	753	—	—	—	754
Issuance of common stock in employee stock purchase plan	172	1	831	—	—	—	832
Repurchase of common stock	(63)	(1)	(308)	—	—	—	(309)
Foreign currency translation adjustment gain	—	—	—	—	—	361	361	$361
Net loss	—	—	—	(10,513)	—	—	(10,513)	(10,513)

Balance at March 31, 2004	22,339	223	189,221	(85,415)	—	676	104,705	$(10,152)

Exercise of stock options	777	8	3,621	—	—	—	3,629
Stock issued and options assumed in acquisition	4,204	42	49,338	—	—	—	49,380
Issuance of common stock in employee stock purchase plan	156	2	930	—	—	—	932
Unearned stock- based compensation	—	—	—	—	(895)	—	(895)
Reversal of compensation expense for terminated employees	—	—	(97)	—	97	—	—
Recognition of unearned compensation expense	—	—	—	—	329	—	329
Foreign currency translation adjustment gain	—	—	—	—	—	290	290	$290
Net loss	—	—	—	(5,841)	—	—	(5,841)	(5,841)

Balance at March 31, 2005	27,476	$275	$243,013	$(91,256)	$(469)	$966	$152,529	$(5,551)

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,

	2003	2004	2005

Operating activities:
Net loss	$(32,400)	$(10,513)	$(5,841)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	3,179	3,369	3,481
Amortization of acquired intangible assets and other	8,527	3,580	3,067
Impairment charge on fixed assets	—	—	451
Tax benefit reduction from employee stock option exercises	(4,894)	—	—
Changes in operating assets and liabilities, net of amounts acquired	15,626	(1,857)	623
Investment impairment (gain on sale)	1,733	(388)	1,136
Other	209	—	—

Net cash flows provided by (used in) operating activities	(8,020)	(5,809)	2,917
Investing activities:
Maturities (purchases) of marketable securities, net	25,772	14,383	10,857
Business acquisitions, net of cash acquired	(3,486)	(2,184)	(11,094)
Purchases of property and equipment	(1,002)	(2,263)	(1,934)
Purchase of intangibles	(201)	—	—
Proceeds from sale of investment in other companies	—	388	—
Other	50	(17)	—

Net cash flows provided by (used in) investing activities	21,133	10,307	(2,171)
Financing activities:
Repurchase of common stock	(3,465)	(309)	—
Issuance of common stock	659	832	3,629
Proceeds from stock options and warrants	102	1,344	932
Payments under capital leases	—	—	(649)

Net cash flows provided by (used in) financing activities	(2,704)	1,867	3,912
Effect of exchange rate changes on cash and equivalents	374	361	290

Net increase in cash	10,783	6,726	4,948
Cash and equivalents at beginning of year	26,656	37,439	44,165

Cash and equivalents at end of year	$37,439	$44,165	$49,113

Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$—	$24
Non-cash investing and financing activities:
Common stock issued in business acquisitions	$—	$754	$41,416
Assumption of stock option plan related to business combination	—	—	7,964
Purchase of equipment through capital leases	—	—	819
Detail of changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	$2,974	$(3,563)	$(8,102)
Prepaid expenses and other current assets	4,408	(692)	2,354
Accounts payable	23	461	756
Accrued expenses and other liabilities	8,221	1,937	5,615

Net changes in operating assets and liabilities	$15,626	$(1,857)	$623

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Summary of Significant Accounting Policies
      Stellent, Inc. (the “Company”) develops, markets, and services content management software with the primary focus of helping organizations derive maximum value from their content that exists in the normal course of business such as Microsoft Office documents, web pages, images, graphics, multimedia, CAD, and other files. With headquarters in Eden Prairie, Minnesota, the Company maintains offices throughout the United States and the rest of the world. The Company’s customers are also located throughout the United States and the rest of the world.
      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
      Revenue Recognition: The Company currently derives all of its revenues from licenses of software products and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.
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
      Services revenue consists of fees from consulting services, PCS and out-of-pocket expenses reimbursed by the Company. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of PCS. The Company typically has not granted specific upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.
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
      Cash and Equivalents: The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At March 31, 2004 and 2005, $3,110 and $7,311 was held at various financial institutions located in Europe and other foreign countries.
      Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. All marketable

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
securities are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold to maturity. At March 31, 2004 and 2005, cost approximated the market value of these investments. Purchases of investments were $255,089, $184,108 and $201,537 for the years ended March 31, 2003, 2004 and 2005, respectively. Maturities of investments were $280,861, $198,491 and $212,394 for the years ended March 31, 2003, 2004 and 2005, respectively. The contractual maturities of the marketable securities held at March 31, 2005 are $17,523 in fiscal 2006 and $6,114 in fiscal 2007.
      At March 31, 2005, short and long-term marketable securities consisted of the following:

	U.S. Government and	Corporate
	Agency Securities	Debt Securities	Total

Short-term marketable securities	$14,103	$3,420	$17,523
Long-term marketable securities	$4,697	$1,417	$6,114
      Investments in and Notes with Other Companies: Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.
      Investments in other companies include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2003 and 2005, the Company determined, based on its review of the financial statements of such other companies, incremental financing that they received, discussions of business plans and forecasts with other companies’ executives and judgments and assumptions about the respective other companies’ industry, as well as the U.S. and world economies in general, that a permanent decline in value of certain investments had occurred and recorded a $650 and $1,136 write-down, respectively, on the investments in and advances to the companies. No permanent decline in value of investments occurred during fiscal 2004.
      In fiscal year 2003, the Company had investments in other companies that were publicly traded and were deemed by management to be available for sale. The Company used the specific identification method to determine cost and fair value for computing gains and losses. Accordingly, these investments were reported at fair value with net unrealized gains or losses reported within shareholders’ equity as accumulated other comprehensive income or loss. During fiscal 2003, the Company determined that permanent declines in the value of these publicly traded investments had occurred. As a result, the Company recorded write-downs of $1,083 during the year ended March 31, 2003. In November 2003, the Company sold its only remaining public company investment for $388.
      Accounts Receivable: Accounts receivable are presented net of allowances of $1,139 and $803 as of March 31, 2004 and 2005. The Company’s accounts receivable balances are due from companies across a broad range of industries — Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses are due over terms ranging from 30 days to twelve months. Accounts receivable balances are stated at amounts due from the customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
customer accounted for 10% or more of the Company’s revenues or receivables in the years ended or at March 31, 2003, 2004, and 2005.
      Property and Equipment: Property and equipment, including leasehold improvements, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Maintenance, repairs and minor renewals are expensed when incurred.
      Goodwill and Other Acquired Intangible Assets: The changes in the carrying amount of goodwill for the years ended March 31, 2004 and 2005 was as follows:

	March 31,

	2004	2005

Beginning of the year	$12,703	$14,780
Acquisition of Optika	—	51,155
Acquisition of Mexico	—	1,158
Acquisition of Ancept	2,077	367
Acquisition of Korea	—	180

End of the year	$14,780	$67,640

      Acquired other intangible assets by major intangible asset class at March 31, 2005 were as follows:

	Acquired	Amortization
	Value	Period in Years

Core technology	$4,991	3
Customer base	2,725	3 to 10

	$7,716	5.45 weighted

		average years
      The acquired other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization.
      Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of March 31, 2004

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balances

Core technology	$13,200	$(13,200)	$—
Customer base	3,840	(3,812)	28
Capitalized software	7,282	(5,081)	2,201
Trademarks	1,715	(1,714)	1
Other intangible assets	1,400	(1,400)	—

	$27,437	$(25,207)	$2,230

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	As of March 31, 2005

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balances

Core technology	$4,991	$(1,870)	$3,121
Customer base	2,725	(231)	2,494

	$7,716	$(2,101)	$5,615

      Amortization expense for the years ended March 31, 2003, 2004 and 2005 related to the acquired other intangible assets was $8,527, $3,580 and $2,738, respectively.
      Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2006	$1,942
2007	1,547
2008	461
2009	270
2010	270
Thereafter	1,125

$5,615

      Impairment of Long-Lived Assets: Long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal year 2005, the Company completed a physical inventory count of its fixed assets which includes equipment, furniture and leasehold improvement on its leased facilities. As a result of this physical inventory count, the Company identified certain fixed assets which had been either decommissioned and had no value or were physically disposed of during the fourth quarter of fiscal year 2005. As a result, the Company recorded an impairment charge of $0.4 million which represented the remaining net book value of these assets as of March 31, 2005.
      Impairment of Goodwill and Other Intangible Assets: The Company tests goodwill annually for impairment or more frequently if events and circumstances warrant. The Company is required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.
      The Company has determined that there are two reporting units. The Company performed and completed its required annual impairment testing on January 1, 2005. As part of this review, the Company engaged an independent third-party valuation of the two reporting units. Upon completing the review, the Company determined that the carrying value of its recorded goodwill as of this date had not been impaired and no impairment charge was recorded.
      The Company is also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if the Company’s market capitalization declines below its net book value or suffers a sustained decline in its stock price, the Company will assess whether its goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on the Company’s consolidated financial condition and operating results. No circumstances occurred during the fourth quarter of fiscal year 2005 which would have created an impairment loss at March 31, 2005.
      Software Development Costs: Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. Consequently, software development costs qualifying for capitalization are typically immaterial and are generally expensed to research and development costs. During fiscal 2003, the Company capitalized $354 in software development costs. No software costs were capitalized during fiscal years 2004 and 2005.
      In addition, the fair value of certain acquired capitalized software costs have been recorded (see Note 2). Amortization of developed capitalized software is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products. Capitalized software totaled $2,372 and $1,219 at March 31, 2004 and 2005, respectively. Accumulated amortization was $1,834 and $1,130 at March 31, 2004 and 2005, respectively. Amortization expense of developed capitalized software is included in Cost of Revenues — Product Licenses.
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
      Indemnification Obligations: The Company generally provides to its customers intellectual property indemnification in its software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such claim has been made by any third party with regard to the Company’s software products or services.
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

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
      Comprehensive Income (Loss): Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains or losses on the Company’s available for sale securities.
      Advertising: The Company expenses the cost of advertising as it is incurred. Advertising expense for the years ended March 31, 2003, 2004 and 2005 was $3,557, $4,362 and $5,095, respectively. The amount for the year ended March 31, 2005 includes $583 of advertising costs associated with the announcement of the acquisition of Optika.
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
      Net Loss per Common Share: The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended March 31, 2003, 2004 and 2005, the Company incurred net losses and therefore, basic and diluted per share amounts are the same.
      Stock-based Compensation: The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors. In the years presented, no stock-based employee compensation cost is reflected in net loss, excluding the amortization of unearned compensation expense related to the Optika transaction recognized in fiscal year 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different in the periods presented. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following periods:

	Years Ended March 31,

	2003	2004	2005

Net loss — as reported	$(32,400)	$(10,513)	$(5,841)
Add: Stock-based compensation included in net loss as reported	—	—	329
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,797)	(8,711)	(11,828)

Net loss — pro forma	$(43,197)	$(19,224)	$(17,340)

	Years Ended March 31,

	2003	2004	2005

Basic and diluted net loss per common share — as reported	$(1.45)	$(0.48)	$(0.22)

Basic and diluted net loss per common share — pro forma	$(1.93)	$(0.87)	$(0.66)

      The weighted average fair value of options granted under the stock options plans during fiscal year 2003, 2004 and 2005 was $5.52, $4.41 and $5.55 per share, respectively. The weighted average of the employee stock purchase shares for fiscal year 2003, 2004 and 2005 was $4.98, $2.30 and $2.01, respectively. The Company amortizes the fair value of compensation using the straight-line method over the vesting term. Pro forma

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
      Employee based stock option plans:

	Years Ended March 31,

	2003	2004	2005

Risk free interest yields	4.8%	2%-5.5%	3.0%-3.6%
Dividend yield	—	—	—
Volatility factor of expected market price of Company’s stock	95%	95%	70%-95%
Weighted average expected life of options (years)	3.25	3.25	3.00-3.25
      Employee stock purchase plan:

	Years Ended March 31,

	2003	2004	2005

Risk free interest yields	1.4%-1.9%	1.0%-1.1%	1.3%-2.2%
Dividend yield	—	—	—
Volatility factor of expected market price of Company’s stock	96%	83%	45%
Weighted average expected life of options (years)	0.5	0.5	0.5
      In December 2004, the FASB issued a revision to Statement No. 123 (Statement 123(R)), Share-Based Payments. Statement No. 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The Company is required to adopt Statement 123(R) in the first interim period beginning after our fiscal year 2006. As part of this adoption, the Company will begin expensing its options effective April 1, 2006 and has also elected not to restate the prior period results. Since the Company will continue to issue stock options to our employees as a form of incentive compensation and because it has a significant amount of outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on the Company’s financial statements, but the amount of the impact has not yet been determined.
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
      New Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (FAS No. 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (FAS No. 109-2), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.
      In March 2004, the Emerging Issues Task Force (EITF) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company is evaluating the impact of EITF No. 03-1 once final guidance is issued.
      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation 46 (FIN 46R), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. The Company did not have any entities that required disclosure or consolidation as a result of adopting FIN 46R.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

2.	Business Combinations
      On March 14, 2003, the Company acquired certain assets of Active IQ, a provider of hosted solution technology. The acquisition was valued at $686, including transactions costs, with $619 of the purchase price allocated to capitalized software and $67 to property and equipment. Additional pro forma disclosures required under SFAS No. 141, “Business Combinations,” related to this acquisition were not considered material.
      On August 20, 2003, the Company acquired certain assets of Ancept, Inc., a provider of software for digital asset management, for approximately $2,000 in cash and 100 shares of the Company’s stock, which was valued at approximately $800. Approximately $1,914 of the purchase price was allocated to goodwill, $972 was allocated to capitalized software and $86 was allocated to liabilities assumed in the acquisition. The Company is also required to make contingent consideration payments based upon certain license revenue sales for two years from the date of acquisition. Total contingent consideration payments were $140 and $367 for fiscal years 2004 and 2005, respectively. Future contingent payments are estimated to be $266 for the year ended March 31, 2006. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.
      On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750 in cash and assumed liabilities of $274, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn out) for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition which will be recorded as goodwill. During fiscal year 2005, $134 was accrued and recorded as goodwill related to this earn out. The Company does not anticipate any additional earn out to be paid related to this acquisition. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.
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
      The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations and was included in the cost of the acquisition. During fiscal year 2005, the Company paid out $386 and $197 in severance and facility costs, respectively. At March 31, 2005, the remaining severance amount of $210 will be paid by August 2005 and the remaining facilities amount of $66 will be paid by May

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
2005. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Purchase price:
Cash	$10,000
Transaction costs	1,594
Value of common stock issued	41,416
Value of stock option grants	7,964

Total purchase consideration paid	$60,974

Fair value of assets acquired and liabilities assumed:
Cash	$7,460
Accounts receivable	2,912
Fixed assets	591
Other assets	660
Accounts payable	(313)
Accrued expenses	(1,433)
Deferred revenue	(6,194)
Acquisition restructuring charge	(859)
Goodwill	51,155
Identifiable intangible assets	6,100
Unearned compensation	895

Total purchase price	$60,974

      The estimate of unearned compensation was based on the fair market value of the unvested options as of May 28, 2004. Compensation expense will be recognized over the remaining vesting period of the options, which ranges from one month to 48 months, as each option grant vests.
      The fair value of the deferred revenue was determined in accordance with EITF 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree. The Company considers PCS Contracts to be legal obligations, and has estimated fair value of the PCS contracts based on prices in recent exchange transactions.
      The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

			Annual
	Fair Value	Useful Life	Amortization

Core technology	$3,400	3 years	$1,133
Customer base	2,700	10 years	270

	$6,100		$1,403

      As part of the acquisition of Optika, the Company also acquired net deferred tax assets of approximately $13,390. These deferred tax assets relate to net operating loss (NOL) carryforwards and the tax effects of temporary differences primarily related to deferred revenue, depreciation and amortization and other accrued expenses. The $51,155 allocated to goodwill is not deductible for tax purposes.

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
      The Company has recorded a full valuation allowance against the net deferred tax assets, acquired or otherwise, due to the uncertainly of future taxable income, which is necessary to realize the benefits of the deferred tax assets. NOL carryforwards were approximately $34,803. These NOLs begin to expire in 2010 and are subject to annual utilization limits due to prior ownership changes.
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
      The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Years Ended March 31,

	2004	2005

Net revenues	$96,967	$109,361
Net loss	$(12,240)	$(9,404)
Net loss per share:
Basic and diluted	$(0.47)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	26,151	26,882
      The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of April 1, 2003, nor are they necessarily indicative of the results that may occur in the future.
      During fiscal year 2005, the Company acquired certain assets of a Korean entity for a total of $205 in cash. $180 was recorded as goodwill and $25 was allocated to other intangible assets. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.

3.	Related Party Transactions
      At March 31, 2002, the Company held investments in and notes with five non-public start-up technology companies, owning approximately 3% to 12% of these companies, and in publicly traded technology companies listed on NASDAQ, primarily Active IQ, in which the Company owned 5.4%, exclusive of warrants. Investments in these companies were made with the intention of giving the Company opportunities to have new technologies developed or give the Company leverage into certain vertical markets that the Company may not otherwise be able to obtain on our own. At March 31, 2003, the Company had remaining value in two of these non-public company investments and owned approximately 9% to 13% of them. At March 31, 2004, the Company’s investments in these two non-public companies were approximately 8% and 11%. The value of these two investments at March 31, 2003 and 2004 was approximately $1,136. A permanent decline in value for these two companies of approximately $1,136 was recorded in fiscal 2005.
      Upon the acquisition of certain assets of Active IQ (see Note 2) in March 2003, the Company recorded an impairment of approximately $1,100 million related to the Company’s investment in Active IQ. For

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
substantially all of the year ended March 31, 2003, the Company’s investment in Active IQ was less than 5%. In fiscal 2004, the Company sold this investment and recorded a gain of approximately $388.
      During the years ended March 31, 2003 and March 31, 2004, the Company entered into several sales transactions with companies affiliated with members of our Board of Directors. Revenue of approximately $393 and $223 from these sales transactions was recorded during the years ended March 31, 2003 and March 31, 2004, respectively. At March 31, 2003 and March 31, 2004, we had an account receivable balance of $340 and $54 associated with these transactions, respectively. The terms and conditions, including fees, with respect to the transactions were substantially similar to those with unaffiliated third parties negotiated at arms length. The members of our Board of Directors affiliated with these companies had no direct or indirect material interest in the transactions.
      In March 2004, the Company entered into a non-exclusive reseller agreement with Optika, Inc., a company with which we had announced a definitive merger agreement in January 2004 and later acquired in May 2004 (see Note 2). The agreement provided for the sale of Optika products by us. In the year ended March 31, 2004, we recognized approximately $172 of revenue under the agreement.

4.	Property and Equipment
      Property and equipment consists of the following:

	March 31,

	2004	2005

Equipment and furniture	$12,143	$14,142
Leasehold improvements	1,690	1,926

	13,833	16,068
Less accumulated depreciation	(9,362)	(11,735)

	$4,471	$4,333

5.	Shareholders’ Equity
      Warrants: The Company had no stock purchase warrants outstanding as of March 31, 2005.
      Stock Repurchase: The board of directors has authorized the repurchase of up to $10,000 of the Company’s common stock at a price not exceeding $20 per share and the repurchase of up to $20,000 of the Company’s common stock at a price not exceeding $15 per share. During fiscal 2003 and 2004, the Company reacquired 757 and 63 shares of common stock at a cost of $3,465 and $309, respectively, which was equal to the fair value of the shares on the date acquired.
      Shareholder Rights Plan: The Board of Directors of the Company has approved a shareholder rights plan which provides for fair and equal treatment of all shareholders in the event an unsolicited attempt is made to acquire the Company. Under the plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company, payable to shareholders of record on June 13, 2002. Each right entitles the holder to purchase from the Company one-hundredth of a Series A junior participating preferred share of the Company at an exercise price of $75. The rights will separate from the common shares and a distribution for the rights will occur, subject to certain criteria, in the event an investor group acquires 15% or more of the Company’s common stock. The rights are not exercisable until the distribution date and expire on June 13, 2012.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Stock Options: The Company maintains several stock option plans (the Plan), which provide for the grant of stock options and other stock based awards. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability. The options generally vest over periods of one to five years and have a maximum life of ten years. A maximum of 9,500 shares of common stock were issuable to employees under the terms of Plan, of which a total of 1,155 were available for future grant as of March 31, 2005. A maximum of 700 shares of common stock were issuable to directors under the terms of the Plan, of which a total of 293 were available for future grant as of March 31, 2005.
      A summary of the Company’s stock option activity, and related information through March 31, 2005 is as follows:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding as of March 31, 2002	6,411	$25.12
Granted	2,469	5.52
Exercised	(27)	3.71
Forfeited	(4,168)*	28.25

Outstanding as of March 31, 2003	4,685	12.13
Granted	1,838	6.47
Exercised	(274)	4.90
Forfeited	(605)	17.49

Outstanding as of March 31, 2004	5,644	10.06
Converted Optika options	1,114	6.70
Granted	1,513	7.20
Exercised	(778)	4.67
Forfeited	(807)	12.56

Outstanding as of March 31, 2005	6,686	$9.19

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

*	Includes 2,196 stock options forfeited in connection with a stock option exchange program (see below).
      The following table summarizes information about the stock options outstanding at March 31, 2005:

		Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.59 - $2.99	320	9.2	$2.61	251	$2.70
$3.00 - $3.99	296	4.2	3.41	252	3.39
$4.00 - $4.99	761	7.6	4.40	482	4.43
$5.00 - $5.99	512	7.7	5.55	406	5.55
$6.00 - $6.99	1,966	8.0	6.48	761	6.35
$7.00 - $7.99	1,013	8.3	7.65	335	7.77
$8.00 - $10.99	575	8.0	8.75	360	8.80
$11.00 - $16.99	463	7.1	13.70	458	13.70
$17.00 - $29.99	424	5.8	18.93	367	19.05
$30.00 - $39.99	295	5.8	35.94	295	35.95
$40.00 - $81.82	61	6.6	47.26	61	47.28

	6,686	7.6	9.19	4,028	10.74

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
      Employee Stock Purchase Plan: The Company has an employee stock purchase plan (the Plan), which allows eligible employees to purchase stock of the Company at 85% of its fair market value through elected payroll deductions equal up to 10% of their compensation. During fiscal 2003, 2004 and 2005, 187, 172 and 156, respectively, shares of common stock had been purchased under the Plan.

6.	Employee Benefit Plans
      The Company maintains pre-tax salary reduction/profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees who have reached the age of 21. Total Company contributions to the plans for the years ended March 31, 2003, 2004 and 2005 were $631, $405 and $551, respectively.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

7.	Net Loss Per Share
      The components of net loss per basic and diluted shares are as follows:

		Weighted
		Average Shares	Per Share
	Net Loss	Outstanding	Amount

Years Ending March 31,
2003:
Basic	$(32,400)	22,345	$(1.45)
Dilutive effect of employee stock option and warrants	—	—	—

Diluted	$(32,400)	22,345	$(1.45)

2004:
Basic	$(10,513)	22,028	$(0.48)
Dilutive effect of employee stock option and warrants	—	—	—

Diluted	$(10,513)	22,028	$(0.48)

2005:
Basic	$(5,841)	26,224	$(0.22)
Dilutive effect of employee stock option and warrants	—	—	—

Diluted	$(5,841)	26,224	$(0.22)

      Options and warrants to purchase 5,327, 5,868 and 6,686 shares of common stock were outstanding at March 31, 2003, 2004 and 2005, but were excluded from the computation of common share equivalents because they were antidilutive.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

8.	Income Taxes
      Due to net operating loss carryforwards through March 2005, the Company has recorded no current income tax provision. The tax effects of temporary differences giving rise to deferred income taxes consisted of the following:

	March 31,

	2004	2005

Deferred tax liabilities:
Depreciation	$(192)	$(225)
Other	(135)	41
Deferred tax assets:
Deferred revenue	3,534	871
Accounts receivable and other reserves	569	640
Net operating loss carryforwards	36,209	54,773
Amortization of intangibles	10,886	8,071
Foreign tax credits	379	309
Permanent investment write-down	1,667	2,006
Research and development credit carryforward	3,167	4,612

	56,084	71,098
Valuation allowance	(56,084)	(71,098)

Net deferred tax asset	$—	$—

      Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The Company had net operating loss (NOL) carryforwards of approximately $120,400 in the United States (U.S.) and foreign NOLs of approximately $32,000 at March 31, 2005. The utilization of a portion of the Company’s U.S. NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. If not used, the NOLs begin to expire in 2010 in the following amounts each year:

For the year ending March 31, 2005
2006	$—
2007	—
2008	—
2009	—
2010	344
Thereafter	152,056

$152,400

      Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset. At

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
March 31, 2005, approximately $62,100 of the NOL carryforwards relates to benefits from stock option exercises, the tax benefit of which will be recorded as additional paid-in capital when reversed.
      The components of income tax expense (benefit) consist of the following:

Year Ended
March 31,

	2003	2004	2005

Income tax provision:
Current:
U.S. and state	$—	$—	$—
Foreign	—	—	—

Total income tax expense (benefit)	$—	$—	$—

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
      The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year Ended March 31,

	2003	2004	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Research and development credits	(3.8)	(0.1)	1.9
State taxes	(7.1)	(0.3)	0.4
Permanent differences	(0.2)	(1.8)	4.0
Change in valuation allowance	38.8	37.6	27.8
Other	6.3	(1.4)	(0.1)

	—%	—%	—%

9.	Commitments and Contingencies
      Operating and Capital Leases: The Company has entered into certain non-cancelable operating and capital lease agreements related to office/warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was $5,814, $5,265 and $4,548 for the years ended March 31, 2003, 2004 and 2005, respectively. Total payments including interest made under capital leases for fiscal year 2005 was $674. The Company did not have any capital leases for the years ended March 31, 2003 and 2004. At March 31, 2004 and 2005, leased capital assets included in equipment and furniture were as follows:

	March 31,

	2004	2005

Property and equipment:
Equipment and furniture	$—	$819
Less accumulated depreciation	—	(653)

	$—	$166

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Minimum remaining rental commitments under operating leases net of sublease and capital leases arrangements are as follows as of March 31, 2005:

	Operating	Capital

For the year ending March 31, 2006	$4,139	$170
2007	2,524	—
2008	1,011	—
2009	1,020	—
2010	1,040	—
Thereafter	3,697	—

	$13,431	$170

      Software Royalties: The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon predetermined payment schedules. At March 31, 2004 and 2005, the Company recorded advanced royalties as prepaid expense of $3,333 and $2,009, respectively. Royalties are recognized as expense based on sales. During the years ended March 31, 2003, 2004 and 2005 royalty expense totaled $4,365, $3,103 and $3,042, respectively.
      Legal Proceedings: The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company had accrued approximately $400 related to this lawsuit. No further expenses of any significance are anticipated with this lawsuit.
      Additionally, the Company is subject to other legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the consolidated financial statements.

10.	Restructuring Charges
      During the year ended March 31, 2003, in connection with management’s plans to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of $4,368. The Company initiated four plans during fiscal 2003 in an effort to better align its expenses and revenues in light of the continued economic slowdown. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003 and has accounted for restructuring charges initiated after December 31, 2002 under its provisions.
      These fiscal 2003 cost saving efforts resulted in the termination of 112 employees throughout all functional areas and geographies. The Company recorded charges of $3,221 associated with involuntary terminations, which included severance payments and benefits. The workforce reductions associated with these plans were substantially completed as of March 31, 2003. The cost saving efforts also included an evaluation of the Company’s current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $1,147 in exit costs in relation to four vacated facilities in Germany, Arizona, California, and Massachusetts. The closing of these facilities were substantially completed as of March 31, 2003.

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
      During the first quarter of fiscal 2004, the Company recorded an additional $350 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, which was closed in the quarter ended September 30, 2002. During the fourth quarter of fiscal year 2005 an impairment charge resulted in $16 additional expense being recognized related to this facility. A total of $281 remained to be paid in connection with these charges.
      In connection with the integration of Optika and in connection with our plans to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter which included the termination of 30 employees and the closure of the Company’s New York facility. Restructuring charges included in the Company’s net loss during the first quarter of fiscal year 2005 related to this plan were approximately $1,900 for employee terminated benefits and approximately $600 for excess facilities. A change of estimate and impairment charge related to this restructuring plan resulted in $32 and $35 additional expense being recognized in the fourth quarter of fiscal year 2005. At March 31, 2005, approximately $717 remained to be paid in connection with these charges. The second restructuring plan was completed during our fourth quarter of fiscal year 2005 which included the termination of 25 employees and the closure of the Company’s Boise, Idaho and Mexican facilities. The expense recognized and included in the Company’s net loss during the fourth quarter of fiscal year 2005 related to these restructuring plans totaled $1,129 million, with approximately $990 related to employee terminated benefits and approximately $139 related to excess facilities which includes an impairment on fixed assets of $25. At March 31, 2005 approximately $749 remained to be paid in connection with this charge.
      Employee termination benefit costs of $1,013 will be paid out through June 2006 and the other exit costs totaling $734 will be paid out through January 2007. The total $1,747 was included in “accrued expenses and other” balance within the Company’s Consolidated Balance Sheets as of March 31, 2005.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
      Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Restructuring Charges

	Second		Third	Fourth		First		First		Fourth
	Quarter ‘03		Quarter ‘03	Quarter ‘03		Quarter ‘04		Quarter ‘05		Quarter ‘05

	Employee	Other	Employee	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	Termination	Exit	Termination	Termination	Exit	Termination	Exit	Termination	Exit	Termination	Exit
	Benefits	Costs	Benefits	Benefits	Costs	Benefits	Costs	Benefits	Costs	Benefits	Costs	Total

Balance at April 1, 2003	$54	$304	$33	$240	$43	$—	$—	$—	$—	$—	$—	674
Expense	—	—	—	—	—	396	56	—	—	—	—	452
Payments	(36)	(65)	(33)	(60)	(11)	(245)	—	—	—	—	—	(450)
Change in estimate	—	360	—	—	—	—	—	—	—	—	—	360

Balance at June 30, 2003	18	599	—	180	32	151	56	—	—	—	—	1,036
Payments	(18)	(43)	—	(60)	—	(38)	(56)	—	—	—	—	(215)

Balance at September 30, 2003	—	556	—	120	32	113	—	—	—	—	—	821
Payments	—	(43)	—	(60)	—	(38)	—	—	—	—	—	(141)

Balance at December 31, 2003	—	513	—	60	32	75	—	—	—	—	—	680
Payments	—	(49)	—	(60)	(32)	—	—	—	—	—	—	(141)
Change in estimate	—	—	—	—	—	(69)	—	—	—	—	—	(69)

Balance at March 31, 2004	—	464	—	—	—	6	—	—	—	—	—	470
Expense	—	—	—	—	—	—	—	1,866	595	—	—	2,461
Payments	—	(48)	—	—	—	—	—	(306)	—	—	—	(354)

Balance at June 30, 2004	—	416	—	—	—	6	—	1,560	595	—	—	2,577
Payments	—	(33)	—	—	—	—	—	(794)	(81)	—	—	(908)

Balance at September 30, 2004	—	383	—	—	—	6	—	766	514	—	—	1,669
Payments	—	(51)	—	—	—	—	—	(391)	(81)	—	—	(523)

Balance at December 31, 2004	—	332	—	—	—	6	—	375	433	—	—	1,146
Expense	—	—	—	—	—	—	—	—	—	990	114	1,104
Payments	—	(51)	—	—	—	(6)	—	(36)	(87)	(348)	(7)	(535)
Change in estimate	—	—	—	—	—	—	—	32	—	—	—	32

Balance at March 31, 2005	$—	$281	$—	$—	$—	$—	$—	$371	$346	$642	$107	$1,747

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

11.	Segments of Business and Geographic Area Information
      The Company operates in two operating segments which meet the aggregation criteria for a single reporting segment. A summary of the Company’s operations by geographic area follows:

	Year Ended March 31,

	2003	%	2004	%	2005	%

Revenues:
United States	$50,676	77.4	$54,538	72.0	$77,874	72.9
Europe	10,964	16.8	14,649	19.3	16,261	15.2
Asia Pacific	—	—	489	0.7	6,157	5.8
Canada	1,965	3.0	4,329	5.7	3,702	3.5
Other	1,829	2.8	1,769	2.3	2,817	2.6

Total revenues	$65,434	100.0	$75,774	100.0	$106,811	100.0

Identifiable assets:
United States	$3,864		$3,541		$3,313
Europe	952		894		696
Asia Pacific	14		36		318
Other	—		—		6

Total	$4,830		$4,471		$4,333

      Sales are attributed to countries or region based on the location of the customer.