Form 10-Q
period 2005-06-30
STELLENT INC
filed 2005-08-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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
IF CHANGED SINCE LAST REPORT)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 28,005,072 shares as of July 28, 2005.

STELLENT, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STELLENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,161	$49,113
Short-term marketable securities	19,481	17,523
Trade accounts receivable, net	28,643	30,063
Prepaid royalties, current portion	790	965
Prepaid expenses and other current assets	5,047	3,884

Total current assets	100,122	101,548

Long-term marketable securities	2,573	6,114
Property and equipment, net	4,407	4,333
Prepaid royalties, net of current portion	826	1,044
Goodwill	74,276	67,640
Other acquired intangible assets, net	5,650	5,615
Other	930	1,358

Total assets	$188,784	$187,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,070	$3,867
Deferred revenues, current portion	19,554	19,854
Commissions payable	2,488	2,419
Accrued expenses and other	7,840	7,867
Current installments of obligation under capital leases	—	170

Total current liabilities	31,952	34,177

Deferred revenues, net of current portion	946	946

Total liabilities	32,898	35,123

Shareholders’ equity:
Common stock	279	275
Additional paid-in capital	245,639	243,013
Unearned compensation	(375)	(469)
Accumulated other comprehensive income	517	966
Accumulated deficit	(90,174)	(91,256)

Total shareholders’ equity	155,886	152,529

Total liabilities and shareholders’ equity	$188,784	$187,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Revenues:
Product licenses	$13,728	$11,679
Services	5,160	4,358
Post-contract support	9,673	6,623

Total Revenues	28,561	22,660

Cost of revenues:
Product licenses	1,160	1,292
Services	5,025	4,179
Post-contract support	1,850	1,118
Amortization of capitalized software from acquisitions	416	463

Total cost of revenues	8,451	7,052

Gross profit	20,110	15,608

Operating expenses:
Sales and marketing	11,436	9,789
General and administrative	3,170	2,524
Research and development	4,656	3,798
Acquisition-related sales, marketing and other costs	—	886
Amortization of acquired intangible assets and unearned compensation	164	179
Restructuring charges	17	2,461

Total operating expenses	19,443	19,637

Income (loss) from operations	667	(4,029)

Other:
Interest income, net	415	194

Net income (loss)	$1,082	$(3,835)

Net income (loss) per common share
Basic	$0.04	$(0.16)
Diluted	$0.04	$(0.16)

Weighted average common shares outstanding
Basic	27,546	23,879
Diluted	28,487	23,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$1,082	$(3,835)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	694	701
Amortization of acquired intangible assets and unearned compensation	579	642
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	1,971	(1,418)
Prepaid expenses and other current assets	(516)	(454)
Accounts payable and other liabilities	(1,797)	280
Accrued liabilities	(54)	1,130
Deferred revenues	(450)	252
Commissions payable	69	698

Net cash flows provided by (used in) operating activities	1,578	(2,004)

INVESTING ACTIVITIES:
Maturities of marketable securities, net	1,583	6,219
Purchases of property and equipment	(796)	(442)
Business acquisition costs, net of cash acquired	(5,320)	(10,115)

Net cash flows used in investing activities	(4,533)	(4,338)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	622	239
Payment under capital leases	(170)	—

Net cash flows provided by financing activities	452	239

Cumulative effect of foreign currency translation adjustment	(449)	(163)

Net decrease in cash	(2,952)	(6,266)
Cash and equivalents, beginning of period	49,113	44,165

Cash and equivalents, end of period	$46,161	$37,899

Non-cash financing activity- issuance of common stock for business acquisition	$2,008	$41,416

Non-cash financing activity- assumption of stock option plan related to business acquisition	$—	$7,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments except for the adjustments used to record the acquisition of the e-Onehundred Group disclosed in Note 3, have been recorded as necessary to present fairly Stellent, Inc’s (the “Company”) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2005 Annual Report on Form 10-K. The consolidated results of operations for the three month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2006 and 2005 represent the twelve months ended March 31, 2006 and 2005, respectively.
     The condensed consolidated balance sheet at March 31, 2005 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Such disclosures are contained in the Company’s Annual Report on Form 10-K.
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
Persuasive Evidence of an Arrangement Exists — The Company determines that persuasive evidence of an arrangement exists with respect to a customer under, (i) a signature license agreement, which is signed by both the customer and the Company or, (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.
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
Collectibility is Probable and Supported — The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon the Company’s review process, revenue is recognized as payments are received.

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
     Services revenue consists of fees from consulting services, PCS and out-of-pocket expenses reimbursed by the Company. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of its technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on either a percentage of the product license fee or product list price, as applicable. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of PCS. The Company typically has not granted upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.
     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.
Cost of Revenue
     The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support service costs associated with service revenue as a cost of revenues. The Company also expenses amortization of capitalized software from acquisition as cost of revenues. The Company reports out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenue.
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
Investments in Other Companies: Investments in other companies includes investments in two non-public, start-up technology companies for which the Company uses the cost method of accounting. These investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees. During fiscal year 2005, the Company determined, based on its review of the financial statements of these companies, incremental financing that they received and discussions of business plans and forecasts with management of these companies, that a permanent decline in value had occurred. The Company recorded a remaining write-down of $1,136 on the investments in and advances to the companies during the fourth quarter of fiscal year 2005. At June 30, 2005, the recorded value of these investments was $0.

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
Indemnification Obligations
     The Company generally undertakes intellectual property indemnification obligations in its software products or services agreements with customers. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such material claim has been made by any third party with regard to the Company’s software products or services.
Comprehensive Income (Loss)
     Other comprehensive income (loss) consist of gains or losses that under the accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity and are excluded from operations. The following table represents comprehensive income (loss) for the three months ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004
Net income (loss)	$1,082	$(3,835)
Other comprehensive income:
Foreign currency translation adjustments	(449)	(163)

Comprehensive income (loss)	$633	$(3,998)

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
Goodwill and Other Acquired Intangible Asset
     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the three months ended June 30, 2005 was as follows:

Balance as of April 1, 2005	$67,640
Acquisition of Optika	131
Earn-out related to the acquisition of Mexico	(34)
Earn-out related to the acquisition of Ancept	295
Acquisition of e-Onehundred Group	6,258
Foreign currency translation	(14)

Balance as of June 30, 2005	$74,276

     Other acquired intangible assets by major intangible asset class at June 30, 2005 were as follows:

	Acquired	Amortization
	Value	Period in Years
Core technology	$5,282	3
Customer base	2,955	3 to 10

	$8,237	5.30 weighted
		average years

     The other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization. Gross carrying amounts and accumulated amortization of the other acquired intangibles were as follows for each major intangible asset class:

	As of June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net Balances
Core technology	$5,282	$(2,287)	$2,995
Customer base	2,955	(300)	2,655

	$8,237	$(2,587)	$5,650

     Amortization expense for other acquired intangible assets for the three months ended June 30, 2005 and 2004 was $486 and $463, respectively.
     Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2006 (remaining nine months)	$1,587
2007	1,720
2008	635
2009	313
2010	270
Thereafter	1,125

$5,650

Stock-based Compensation
     The Company has stock option plans for employees and a separate stock option plan for directors. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net income (loss), excluding the amortization of unearned compensation expense related to the Optika transaction, as all of the options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different in the periods presented. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method for the following periods:

	Three Months Ended June 30,
	2005	2004
Net income (loss) — as reported	$1,082	$(3,835)
Add: Stock-based compensation included in net income (loss) as reported	94	36
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,028)	(3,033)

Net loss — pro forma	$(852)	$(6,832)

Basic and diluted net income (loss) per common share — as reported	$0.04	$(0.16)

Basic and diluted net loss per common share — pro forma	$(0.03)	$(0.29)

     Employee based stock option plans assumptions:

	Three Months Ended June 30,
	2005	2004
Risk free interest yields	3.7%	2.0%
Dividend yield	—	—
Volatility factor of expected market price of Company’s Stock	58%	95%
Weighted average expected life of options (years)	3.00	3.25

New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
     In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The Company is required to adopt Statement 123(R) in the first interim period beginning after its fiscal year 2006. As part of this adoption, the Company will begin expensing our options effective April 1, 2006 and has also elected not to restate the prior period results. Since the Company will continue to issue stock options to our employees as a form of incentive compensation and because the Company has a significant amount of outstanding stock options that will vest on or after April 1, 2006, the adoption of this FASB is expected to have a significant impact on the Company’s financial statements, but the Company has not yet determined the impact.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provisions of SFAS No. 153 are effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on its consolidated financial statements.
     In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (AJCA) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.
     In March 2004, the Emerging Issue Task Force (EITF) issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF No. 03-1 once final guidance is issued.
Note 2. Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and were excluded from the computation if their effect is anti-dilutive. The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,
	2005	2004
Net income (loss)	$1,082	$(3,835)
Weighted average common shares:
Basic	27,546	23,879
Effect of dilutive stock options	941	—

Diluted	28,487	23,879

Net income (loss) per share:
Basic	$0.04	$(0.16)

Diluted	$0.04	$(0.16)

Note 3. Mergers and Acquisitions
     On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750 in cash and assumed liabilities of $274, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn-out) for two years from the date of acquisition. Earn out amounts, which will be recorded as goodwill, cannot exceed $300 in the first year and $450 in the second year after the acquisition. As of June 30, 2005, the Company had accrued and recorded to goodwill approximately $100 related to this earn-out. Additional proforma disclosure required under SFAS No. 141, Business Combinations, related to this acquisition were not considered material.
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

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. During the three months ended June 30, 2005, the Company paid out the remaining $66 in facility costs. The remaining severance amount of $210 will be paid by August 2005. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Purchase price:
Cash	$10,000
Transaction costs	1,594
Value of common stock issued	41,416
Value of stock option grants	7,964

Total purchase consideration paid	$60,974

Fair value of assets acquired and liabilities assumed:
Cash	$7,460
Accounts receivable	2,901
Fixed assets	471
Other assets	660
Accounts payable	(313)
Accrued expenses	(1,433)
Deferred revenue	(6,194)
Acquisition restructuring charge	(859)
Goodwill	51,286
Identifiable intangible assets	6,100
Unearned compensation	895

Total purchase price	$60,974

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
     The Company valued the identified intangible assets acquired using an appraisal. Identified intangible assets consist of:

		Estimated	Estimated
		Useful	Annual
	Fair Value	Life	Amortization
Core technology	$3,400	3 years	$1,133
Customer base	2,700	10 years	270

	$6,100		$1,403

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     As part of the acquisition of Optika the Company also acquired net deferred tax assets of approximately $13,390. These deferred tax assets relate to net operating loss (“NOL”) carryforwards and the tax effects of temporary differences primarily related to deferred revenue, depreciation and amortization and other accrued expenses. The $51,286 allocated to goodwill is not deductible for tax purposes.
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
     The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Three months ended
	June 30,
	2005	2004
Net revenues	$28,561	$25,210
Net income (loss)	$1,082	$(7,328)
Net income (loss) per share
Basic	$0.04	$(0.31)
Diluted	$0.04	$(0.31)
Weighted average shares outstanding
Basic	27,546	23,879
Diluted	28,487	23,879
     The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of April 1, 2003, nor are they necessarily indicative of the results that may occur in the future.
     During the second quarter of fiscal year 2005 the Company acquired a Korean entity for a total of $205 in cash. $180 was recorded as goodwill and $25 was allocated to other intangible assets. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.
     On June 20, 2005, the Company acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5,000 in cash, 274 shares of the Company’s stock valued at $2,000 and a potential $2,000 cash earn-out over a one-year period based upon revenue performance. The Company also incurred approximately $200 in attorney fees and other costs directly associated with this acquisition. Approximately $6,300 of the purchase price was allocated to goodwill, $520 was allocated to capitalized software and customer base, (which both will be amortized over a three year period), $551 was allocated to assets acquired and $177 was allocated to liabilities assumed in the acquisition. Additional pro forma disclosures required under SFAS No. 141 related to this acquisition were not considered material.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Note 4. Contingencies
     The Company is a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit is a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company had accrued approximately $400 related to this lawsuit during the fourth quarter of fiscal year 2005. No further expenses of any significance are anticipated with this lawsuit.
     Additionally, the Company is subject to various claims and litigation in the ordinary course of its business, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 5. Restructuring Charges
     In connection with the integration of Optika and in connection with the Company’s plans to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter which included the termination of 30 employees and the closure of the Company’s New York facility. Restructuring charges included in the Company’s net loss during the first quarter of fiscal year 2005 related to this plan were approximately $1,866 for terminated employee benefits and approximately $595 for excess facilities. A change of estimate and impairment charge related to this restructuring plan resulted in $32 and $35 additional expense being recognized in the fourth quarter of fiscal year 2005. At June 30, 2005, approximately $539 remained to be paid in connection with these charges. The final restructuring plan was completed during the fourth quarter of fiscal year 2005, which included the termination of 25 employees and the closure of the Company’s Boise, Idaho and Mexican facilities. The expense recognized and included in the Company’s net loss during the fourth quarter of fiscal year 2005 related to these restructuring plans totaled $1,129, with approximately $990 related to terminated employee benefits and approximately $139 related to excess facilities which includes an impairment on fixed assets of $25. During the first quarter of fiscal year 2006, the Company recorded a change in estimate resulting in additional expense totaling $74 related to the closure of our Mexican operations. At June 30, 2005, approximately $416 remained to be paid in connection with this charge.
     Employee termination benefit costs of $684 will be paid out through June 2006 and the other exit costs totaling $408 will be paid out through January 2007.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Second Quarter ‘03		Fourth Quarter ‘03		First Quarter ‘04		First Quarter ‘05		Fourth Quarter ‘05
	Employee	Other	Employee	Other	Employee	Other	Employee	Other	Employee	Other
	Termination	Exit	Termination	Exit	Termination	Exit	Termination	Exit	Termination	Exit
	Benefits	Costs	Benefits	Costs	Benefits	Costs	Benefits	Costs	Benefits	Costs	Total
Balance at April 1, 2003	$54	$304	$240	$43	$—	$—	$—	$—	$—	$—	$641
Expense	—	—	—	—	396	56	—	—			452
Payments	(36)	(65)	(60)	(11)	(245)	—	—	—		—	(417)
Change in estimate	—	360	—	—	—	—	—	—	—	—	360

Balance at June 30, 2003	18	599	180	32	151	56	—	—			1,036
Payments	(18)	(43)	(60)	—	(38)	(56)	—	—	—	—	(215)

Balance at September 30, 2003	—	556	120	32	113	—	—	—	—	—	821
Payments	—	(43)	(60)	—	(38)	—	—	—	—	—	(141)

Balance at December 31, 2003	—	513	60	32	75	—	—	—	—	—	680
Payments	—	(49)	(60)	(32)	—	—	—	—	—	—	(141)
Change in estimate	—	—	—	—	(69)	—	—	—	—	—	(69)

Balance at March 31, 2004	—	464	—	—	6	—		—	—	—	470
Expense	—	—	—	—	—	—	1,866	595	—	—	2,461
Payments	—	(48)	—	—	—	—	(306)	—	—	—	(354)
Balance at June 30, 2004	—	416	—	—	6	—	1,560	595	—	—	2,577
Payments	—	(33)	—	—	—	—	(794)	(81)	—	—	(908)

Balance at September 30, 2004	—	383	—	—	6	—	766	514	—	—	1,669
Payments	—	(51)	—	—	—	—	(391)	(81)	—	—	(523)

Balance at December 31, 2004	—	332	—	—	6	—	375	433	—	—	1,146
Expense	—	—	—	—	—	—	—	—	990	114	1,104
Payments	—	(51)	—	—	(6)	—	(36)	(87)	(348)	(7)	(535)
Change in estimate	—	—	—	—	—	—	32	—	—	—	32

Balance at March 31, 2005	—	281	—	—	—	—	371	346	642	107	1,747
Expense	—	—	—	—	—	—	—	—	—	—	—
Payments	—	(87)	—	—	—	—	(91)	(87)	(265)	(142)	(672)
Change in estimate	—	(57)	—	—	—	—	—	—	27	47	17

Balance at June 30, 2005	$—	$137	$—	$—	$—	$—	$280	$259	$404	$12	$1,092

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     This Form 10-Q for the period ended June 30, 2005 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words approximate, anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     Currently, our solutions — which are comprised of Universal Content Management ™ software and Content Components software — help customers worldwide solve business problems related to efficiently creating, managing, sharing and archiving critical information.
Universal Content Management Software
     Universal Content Management is our primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information — such as records, legal documents such as contracts, business documents, presentations, Web content and graphics — from the time it’s created to the time it’s archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With our software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.
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
     On top of Stellent Content Servers, users can add the five key elements of content management in our application modules — document management and imaging, Web content management, digital asset management, collaboration and records management — from a unified architecture, enabling customers to fully utilize their content management investment across the organization. We believe our tightly integrated products allow companies to implement content management applications using fewer products and consulting services than other content management offerings, which can lead to a lower total cost of ownership.
Content Component Software
     Our Content Components software makes information created in more than 370 common office software applications more accessible to the business users who need it. Other technology companies embed this software to enable their own solutions to extract text and metadata, provide a high-fidelity view of file contents, and convert files into any one of 10 output formats. Since business information is often difficult to access without the native software application in which it was created, our Content Components software empowers users to locate and view information without needing the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into our Universal Content Management software.
     The Content Components software supports multiple operating systems and international environments, and enables access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
REVENUES
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Product licenses	$13,728	$11,679	18%
Services	5,160	4,358	18%
Post-contract support	9,673	6,623	46%

Total	$28,561	$22,660	26%

As a percentage of total revenue:
Product licenses	48%	52%
Services	18%	19%
Post-contract support	34%	29%
     Total revenues increased by $5.9 million, or 26%, to $28.6 million for the three months ended June 30, 2005 from $22.7 million for the three months ended June 30, 2004. The increase in revenues was due to an overall increase in our Universal Content Management software orders, our acquisition of Optika on May 28, 2004 and an overall increase in our services and post-contract support revenue as a result of an increase by our customers utilizing our consulting services personnel to implement our software and supporting a larger installed base. As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post contract customer support services on our Universal Content Management and Content Component software has remained high, our post contract customer support revenues have grown as our installed base of products has grown. Also, Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. We expect our installed base of products to continue to increase and our services and post-contract support revenue to grow.
Product Licenses
     Revenues for product licenses increased by $2.0 million, or 18%, to $13.7 million for the three months ended June 30, 2005 from $11.7 million for the three months ended June 30, 2004. The increase in product license revenues was attributed to an overall increase in our Universal Content Management software orders, which included two large transactions, each of which equalled or exceeded $1.0 million. This increase was partially offset by lower Content Component software revenue recognized during the first quarter of fiscal year 2006 when compared to the same period of the prior year. Although we continue to anticipate expenditures for information technology to remain soft for the rest of fiscal year 2006, we do expect our overall license revenue to increase in absolute dollars and should represent approximately 48% to 50% of our total revenue for fiscal year 2006.
Services
     Revenues for services, consisting of consulting services, training and billable expenses, increased by $0.8 million, or 18%, to $5.2 million for the three months ended June 30, 2005 from $4.4 million for the three months ended June 30, 2004. The increase in revenues for services was due to an increase number of consulting engagements associated with the increased number of new transactions sold during the first quarter of fiscal year 2006, as well as the Optika acquisition. We anticipate that the percentage of service revenue to total revenue will continue to be approximately 18% to 20% during the remaining fiscal year 2006 and service revenue in absolute dollars will increase.

     Generally, customers prefer to have us perform consulting services or supplement their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to our Universal Content Management software as our Content Components software is embedded in another companies’ software and that company would typically perform the consulting services. Universal Content Management revenues related to consulting services work can increase as a result of a larger installed base of products. Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and the trend toward viewing information electronically to continue, we expect revenues attributable to consulting services to continue to increase. A decline in license revenues may result in fewer consulting services engagements.
Post-Contract Support
     Revenues for post-contract support increased by $3.1 million, or 46%, to $9.7 million for the three months ended June 30, 2005 from $6.6 million for the three months ended June 30, 2004. The increase in revenues for our post-contract support was due to the Optika acquisition and supporting a larger customer installed base of Universal Content Management and Content Component products. We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 32% to 34% for the remainder of fiscal year 2006 and post-contract support revenue in absolute dollars will increase.
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
COST OF REVENUES AND GROSS PROFIT
Cost of Revenues — General
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Cost of product licenses	$1,160	$1,292	(10)%
Cost of services	5,025	4,179	20%
Cost of post-contract support	1,850	1,118	65%
Cost of amortization of capitalized software from acquisitions	416	463	(10)%

Total	$8,451	$7,052	20%

Gross profit	$20,110	$15,608	29%
As a percentage of total revenue:
Cost of product licenses	4%	6%
Cost of services	18%	18%
Cost of post-contract support	7%	5%
Cost of amortization of capitalized software from acquisitions	1%	2%
Total cost of revenues	30%	31%
Gross margin	70%	69%
     Total cost of revenues increased by $1.4 million, or 20%, to $8.5 million for the three months ended June 30, 2005 from $7.1 million for the three months ended June 30, 2004. Total cost of revenues as a percentage of total revenues was 30% for the three months ended June 30, 2005 compared to 31% for the same period in fiscal year 2005. Overall gross profit increased by $4.5 million, or 29%, to $20.1 million for the three months ended June 30, 2005 from $15.6 million for the three months ended June 30, 2004. Total gross profit as a percentage of total revenues was 70% for the three months ended June 30, 2005 versus 69% for the three months ended June 30, 2004. The increase in gross profit dollars was attributable to the increase in product license, services and post-contract support revenues described above.

Cost of Revenues – Product Licenses
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Cost of product licenses	$1,160	$1,292	(10)%
Cost of amortization of capitalized software from acquisitions	416	463	(10)%

Total	$1,576	$1,755	(10)%

Gross profit — product licenses	$12,152	$9,924	22%
As a percentage of product license revenue:
Cost of product licenses	8%	11%
Cost of amortization of capitalized software from acquisitions	3%	4%
Total cost of product license revenues	11%	15%
Product license gross margin	89%	85%
     Cost of revenues for product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of revenues for product licenses decreased by $0.2 million or 10%, to $1.6 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. Gross profit as a percentage of revenues for product licenses was up to 89% for the three months ended June 30, 2005 compared to 85% for the three months ended June 30, 2004. The slight decrease in cost of revenues for product licenses was attributable to lower third-party software royalty costs associated with technology incorporated into our Universal Content Management products. This was partially offset by lower Content Component software product license revenue during the first quarter of fiscal year 2006 when compared to the same period in the prior year, which carry a higher gross margin than our Universal Content Management software revenue.
     Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.4 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, Ancept and Optika, in July 2001, April 2002, March 2003, August 2003 and May 2004, respectively. The slight decrease in cost of revenues related to amortization of capitalized software from fiscal 2005 compared to fiscal 2006 was attributable to the completion of amortization of capitalized software related to our acquisition of Kinecta during our fiscal year 2005. This was partially offset by amortization expense recognized in connection with our acquisition of Optika starting in June of 2004. We acquired technology from the companies listed above for incorporation into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.
Cost of Revenues — Services
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Cost of services	$5,025	$4,179	20%
Gross profit	$135	$179	(25)%
As a percentage of respective revenue:
Cost of services revenues	97%	96%
Gross profit	3%	4%

     Cost of services revenues, consisting of personnel, billable and unbilled travel expenses and other operating expense, increased by $0.8 million, or 20%, to $5.0 million for the three months ended June 30, 2005 when compared to the same period in the prior year. Gross profit as a percentage of revenues for services was 3% for the three months ended June 30, 2005 compared to 4% for the three months ended June 30, 2004. The slight decrease in the gross profit dollars and percentage of service revenues was due to an increase in personnel related costs and the Optika acquisition. We are still in the process of completing the integration of the Optika operations within our primary consulting services operations. We anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease for the remainder of fiscal year 2006 as we believe that we can improve the utilization of the combined service departments of Stellent, Optika and our recent acquisition of e-Onehundred Group. Note, our overall services costs will increase for the remainder of fiscal year 2006 with our acquisition of e-Onehundred Group in June 2005.
     Since our support and service revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our support and service revenues increase as a percent of total revenues. Our cost of support and service revenues as a percentage of support and service revenues may vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators. If our customers perform more services activities in-house or increase the use of third-party systems integrators, our support and service revenues and cost of support and service revenues realized on a per-customer basis may decline and result in lower gross margins.
Cost of Revenues – Post-Contract Support
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Cost of post-contract support	$1,850	$1,118	65%
Gross profit	$7,823	$5,505	42%
As a percentage of respective revenue:
Cost of post-contract support revenues	19%	17%
Gross profit	81%	83%
     Cost of post-contract support services, consisting of personnel and other operating expenses, increased by $0.7 million, or 65%, to $1.9 million for three months ended June 30, 2005 from $1.1 million for three months ended June 30, 2004. Gross profit as a percentage of post-contract support was 81% for the three months ended June 30, 2005, compared to 83% for same period in fiscal year 2005. The increase in the gross profit dollars was due to the revenue generated from the acquisition of Optika’s installed base since May 28, 2004 and an increase in post-contract support revenue generated by a growing installed base of Universal Content Management customers. The slight decrease in gross profit as a percentage for post-contract support was due to the additional personnel costs associated with supporting our installed base. We anticipate our gross profit as a percentage for post-contract support revenue to be 80% to 82% for the remainder of fiscal year 2006.
     Since our post-contract support revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our post-contract support revenues increase as a percent of total revenues. Our cost of post-contract support as a percentage of post-contract support revenues may vary from period to period, depending in part on whether we are able to sell support on new product license revenue and also if our annual renewal rates with our existing customers continues to remain high. Any significant change in our annual renewal rates could result in a decline in our gross profit margins.
OPERATING EXPENSES
Sales and Marketing
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Sales and marketing	$11,436	$9,789	17%
Percentage of total revenues	40%	43%

     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $11.4 million for the three months ended June 30, 2005, an increase of $1.6 million, or 17%, from $9.8 million for the three months ended June 30, 2004. As a percentage of total revenues, sales and marketing expenses were 40% for the three months ended June 30, 2005 compared to 43% for the three months ended June 30, 2004. The increase in dollars is a direct result of the Optika acquisition and the incremental costs associated with the higher levels of revenue recognized during the first quarter of fiscal year 2006 when compared to the same period in the prior year. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel, cost synergies from the acquisition of Optika and the restructurings undertaken by us during the first and fourth quarter of fiscal year 2005. We believe that our sales and marketing expenses as a percentage of total revenue will be in the 37% to 39% range in fiscal year 2006 as we will continue to achieve additional costs savings from the restructuring actions taken in fiscal year 2005. Also, we experienced higher levels of compensation costs associated with two significant software sales and the costs associated with our worldwide sales conference and president’s club during the first quarter of fiscal year 2006. Ultimately, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period, which may offset anticipated cost savings related to the Optika acquisition.
General and Administrative
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
General and administrative	$3,170	$2,524	26%
Percentage of total revenues	11%	11%
     General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. For the three months ended June 30, 2005, general and administrative expenses were $3.2 million, an increase of $0.6 million, or 26%, from $2.5 million for the three months ended June 30, 2004. The increase in general and administrative expenses was due to increased accounting and other professional fees associated with additional regulations enacted by the Federal government and an increase in bad debt expense. These costs offset most of our anticipated expense savings associated with consolidating the accounting, finance and human resource departments of Optika with our corporate headquarters, along with eliminating duplicate expenses such as certain insurance expenses and professional service expense associated with the Optika acquisition during fiscal year 2005. We expect general and administrative expenses will continue to be approximately 10% to 12% of total revenue during the remainder of fiscal year 2006 as a result of the elimination of significant costs associated with the class action lawsuit and an overall reduction in professional fees related to our compliance with the Sarbanes-Oxley Act of 2002. If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could result in an increase to our general and administrative expenses.
Research and Development
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Research and development	$4,656	$3,798	23%
Percentage of total revenues	16%	17%
     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For the three months ended June 30, 2005, research and development expenses increased by $0.9 million, or 23%, from the three months ended June 30, 2004. Our research and development efforts continue to be focused on enhancing our many products, which also increases customer value through the interoperability of those products. These products include Universal Content Management, Imaging and Business Process Management, Content Integration and our recent acquisition of e-Onehundred’s Sarbanes-Oxley Solution. During first quarter of fiscal year 2006, we announced the release of version 7.5 of our Multi-Site Web Content Management application, which provides a more robust management foundation for deploying and maintaining multiple Web sites. The increase in research and development expense for the three months ended June 30, 2005 when compared to the same period in the prior year was due to the acquisition of Optika and our continued effort to support the many product enhancement initiatives currently underway for those products mentioned above. We believe that our research and development expense as a percentage of total revenue will be approximately 16% to 18% during the remainder of fiscal year 2006.

Acquisition-Related Sales, Marketing and Other Costs
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Acquisition — related sales, marketing and other costs	$—	$886	(100)%
Percentage of total revenues	—%	4%
     Acquisition-related sales, marketing and other costs of $0.9 million in the three months ended June 30, 2004 related to the Optika acquisition. Approximately $0.6 million of these costs related to advertising done in various periodicals announcing the completion of the Optika acquisition. We have generally not done this type of advertising in the past. Because we believe market trends may result from consolidation of the content management software market, from time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition-related expenses may increase substantially.
Amortization of Acquired Intangible Assets and Other
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Amortization of acquired intangible assets and other	$164	$179	(8)%
Percentage of total revenues	1%	1%
     During the first three months of fiscal year 2006, amortization of acquired intangible assets consisted of amortization expense associated with the amount of the purchase price allocated to Optika’s customer base and stock compensation expense related to unvested stock options acquired in the acquisition of Optika. During the first three months of fiscal year 2005, additional amortization expense was recognized in connection with our acquisition of CCD in July 2000, RESoft in July 2001 and Kinecta in April 2002.
Restructuring Charges
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Restructuring charges	$17	$2,461	(99)%
Percentage of total revenues	—%	11%
     We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the information technology markets in the United States and in Europe. During the three months ended June 30, 2005, we recognized $74 of additional costs associated with the restructuring actions taken during the fourth quarter of fiscal year 2005 related to the closure of our Mexican operations. These additional costs were partially offset by a change in estimate resulting in a $57 reduction of expense related to our Massachusetts facility as a result of reaching a buyout arrangement on the remaining lease obligation. During the three months ended June 30, 2004, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were taken to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.

Other Income (Expense)
(in thousands, except for percentages)

	Three Months Ended June 30,
	2005	2004	Change
Interest income, net	$415	$194	114%
As % of Total Revenue:
Interest income	1%	1%
     Interest income, net increased by $0.2 million or 114% for the three months ended June 30, 2005, when compared to the same period in the prior year. The increase was due to higher levels of invested funds and an increase in market interest rates during the past twelve months.
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
Liquidity and Capital Resources
     We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital term loans from banking institutions, private placements and public offerings of securities.
     To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 2005 were $0.8 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.
     As of June 30, 2005, we had $68.2 million in cash and marketable securities and $68.2 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2006. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.
     We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.
     Cash, cash equivalents and marketable securities decreased $4.6 million, or 6%, to $68.2 million as of June 30, 2005 from $72.8 million at March 31, 2005. The decrease was primarily due to the cash used in the acquisition of e-Onehundred Group in June of 2005.
Cash provided by (used in) was as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Cash provided by (used in) operating activities	$1,578	$(2,004)
Cash used in investing activities	(4,533)	(4,338)
Cash provided by financing activities	452	239

Operating Activities. Net cash provided by operating activities of $1.6 million in the three months ended June 30, 2005 resulted from net income of $1.1 million. After excluding the effects of non-cash expenses including depreciation and amortization of $0.7 million and amortization of intangible assets of $0.6 million, the adjusted cash provided before the effect of changes in working capital components was $2.4 million. Additional cash provided was the result of a $2.0 million decrease in accounts receivable, offset by an increase in prepaid expense of $0.5 million, a decrease in accounts payable and accrued expenses of $1.9 million and a decrease in deferred revenue of $0.5 million.
     A number of non-cash items were charged to expense and reduced our net income or increased our net loss for the three months ended June 30, 2005 and 2004, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 90 days and 93 days for the three months ended June 30, 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.
     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.
Investing Activities. Net cash used in investing activities was $4.5 million for the three months ended June 30, 2005. This resulted from net proceeds from investment activity of $1.6 million, offset by approximately $0.8 million to purchase property and equipment, approximately $5.0 million used in the e-Onehundred acquisition and $0.3 million related to other prior acquisition activities.
     Generally, our investment portfolio is classified as held to maturity. Our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity.
     We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We will be completing the move into our new corporate headquarters during the second quarter of fiscal year 2006. In connection with this move, there will be approximately $1.6 million of tenant improvements relating to the leased facility of which we will pay $0.6 million. The remaining $1.0 million of tenant improvements will be incurred by the lessor and included as part of their rental fees to us. We are not anticipating a material change to our monthly rent expense as a result of this new facility lease.
Financing Activities. Net cash provided by financing activities of $0.5 million in the three months ended June 30, 2005 included approximately $0.6 million in net proceeds from the issuance of common stock related to the exercise of employee stock options. We also made $0.2 million of payments under capital leases during the first quarter of fiscal year 2006.
     Our cash flows from financing activities are the result of cash receipts from the issuance of common stock and our repurchases of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. Note, upon all the available shares being issued under the Employee Stock Purchase Plan, it is our current intention to no longer continue offering this plan to our employees. Based on historical levels of employee participation and contributions, the last six-month plan period would end December 31, 2005. Our board of directors approved a common stock repurchase program in fiscal year 2002 allowing management to repurchase $20.0 million of our common stock in the open market, of which we have purchased approximately $7.4 million as of June 30, 2005.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. We are required to adopt Statement 123(R) in the first interim period beginning after our fiscal year 2006. As part of this adoption, we will begin expensing our options effective April 1, 2006 and have also elected not to restate the prior period results. Since we will continue to issue stock options to our employees as a form of incentive compensation and because we have a significant amount of outstanding stock options that will vest on or after April 1, 2006, the adoption of Statement 123(R) is expected to have a significant impact on our financial statements, but we have not yet determined the impact.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. We do not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The AJCA introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, we do not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.
     In March 2004, the Emerging Issue Task Force issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF No. 03-1 once final guidance is issued.

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
Revenue Recognition
     We currently derive all of our revenues from licenses of software products and related services. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.
     Product license revenue is recognized under SOP 97-2 when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable and supported and the arrangement does not require services that are essential to the functionality of the software.
     Persuasive Evidence of an Arrangement Exists — We determine that persuasive evidence of an arrangement exists with respect to a customer under, (i) a signature license agreement, which is signed by both the customer and us, or, (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. We do not offer product return rights to end users or resellers.
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
     Collectibility is Probable and Supported — We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.
     With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence. We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support components of our license arrangements. Generally, we sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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
     Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development, training and billable expenses. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee or a percentage of product list price. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are typically not provided without the purchase of PCS. We typically have not granted specific upgrade rights in our license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.
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
Accounts Receivable and Allowance for Doubtful Accounts
     The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and establishes a reserve based on factors that include historical bad debt experience, customer credit-worthiness, and current economic trends.
Restructuring and Excess Facilities Accrual
     Due to the recent economic slowdown and associated reduction in information technology spending, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. We also implemented restructuring plans during fiscal year 2005 related to the integration of our acquisition of Optika. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.
Workforce Reductions
     In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At June 30, 2005, approximately $0.7 million was accrued for future severance and termination benefits payments that is payable through June 2006.
Excess Facilities
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At June 30, 2005, we had approximately $0.4 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each period based on current real estate market conditions.

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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At June 30, 2005, we have recorded a full valuation allowance of $71.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $120.4 million and foreign net operating losses of approximately $32.0 million at March 31, 2005, which begin to expire in 2010. These NOLs are subject to annual utilization limitations due to prior ownership changes.
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
Valuation and Evaluation of Impairment of Long-lived Assets
     We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on our review no impairment of long-lived assets has occurred through June 30, 2005.
Valuation and Evaluation of Goodwill and Other Acquired Intangible Assets
     On April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:
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
     We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results. No circumstances occurred during the first six months of calendar year 2005 that would have created an impairment loss at June 30, 2005.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our interest income on cash, cash equivalents and marketable securities is affected by changes in interest rates in the United States. Changes in these rates have a significant effect on our interest income. Over the past year, interest rates earned on invested funds have increased by approximately 2% since June 2004. We believe that there may be future exposure to interest rate market risk.
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

ITEM 4. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in Internal Control Over Financial Reporting
     Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal controls over financial reporting during the period covered by this report that materially affected or were reasonably likely to materially affect, the internal controls over financial reporting.
      Management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within our company have been detected.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we are subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     The Company is a defendant, along with our certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit is a consolidation in Federal District Court for the District of Minnesota of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleges that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. No further expenses of any significance are anticipated with this lawsuit.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 20, 2005, we completed our purchase of certain assets of e-Onehundred Group, LLC. In accordance with the asset purchase agreement, we acquired these assets for consideration that included 273,560 shares of our unregistered common stock. The issuance of these securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 promulgated under Regulation D.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10	Description of 2006 Director Compensation	Incorporated by reference to Item 1.01 of the Registrant’s Form 8-K dated May 10, 2005

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.

(Registrant)

Date: August 9, 2005	By: /s/ Robert F. Olson

Robert F. Olson,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By: /s/ Gregg A. Waldon

Gregg A. Waldon
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10	Description of 2006 Director Compensation	Incorporated by reference to Item 1.01 of the Registrant’s Form 8-K dated May 10, 2005

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission