Form 10-Q
period 2005-09-30
STELLENT INC
filed 2005-11-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO                    .
COMMISSION FILE NUMBER 0-19817.
STELLENT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1652566

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7500 FLYING CLOUD DRIVE	55344-3748

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(952) 903-2000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
7777 GOLDEN TRIANGLE DRIVE
EDEN PRAIRIE, MINNESOTA 55344
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 28,281,610 shares as of October 24, 2005.

STELLENT, INC.
Form 10-Q
Index

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets –September 30, 2005 and March 31, 2005	3
Condensed Consolidated Statements of Operations – Three months and six months ended September 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows – Three months and six months ended September 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	36
Exhibit Index	37
Certification by President & CEO Pursuant to Rule 13a-14(a)/15d-15(a) Section 302 of the Sarbanes-Oxley Act of 2002
Certification by Executive Vice President, CFO, Secretary & Treasurer Pursuant to Rule 13a-14(a)/15d-15(a) Section 302 of the Sarbanes-Oxley Act of 2002
Certification by President & CEO Pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002
Certification by Executive Vice President, CFO, Secretary & Treasurer Pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STELLENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,752	$49,113
Short-term marketable securities	15,390	17,523
Trade accounts receivable, net	29,757	30,063
Prepaid royalties, current portion	706	965
Prepaid expenses and other current assets	4,556	3,884

Total current assets	96,161	101,548

Long-term marketable securities	8,767	6,114
Property and equipment, net	7,155	4,333
Prepaid royalties, net of current portion	793	1,044
Goodwill	74,395	67,640
Other acquired intangible assets, net	5,116	5,615
Other	936	1,358

Total assets	$193,323	$187,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$3,867
Deferred revenues, current portion	18,931	19,854
Commissions payable	2,571	2,419
Accrued expenses and other	10,751	7,867
Current installments of obligation under capital leases	176	170

Total current liabilities	33,803	34,177

Obligation under capital leases, net of current installments	373	—
Deferred revenues, net of current portion	975	946

Total liabilities	35,151	35,123

Shareholders’ equity:
Common stock	283	275
Additional paid-in capital	247,395	243,013
Unearned compensation	(232)	(469)
Accumulated other comprehensive income	343	966
Accumulated deficit	(89,617)	(91,256)

Total shareholders’ equity	158,172	152,529

Total liabilities and shareholders’ equity	$193,323	$187,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product licenses	$13,321	$14,775	$27,049	$26,454
Services	6,938	5,042	12,098	9,400
Post-contract support	9,888	8,139	19,561	14,762

Total revenues	30,147	27,956	58,708	50,616

Cost of revenues:
Product licenses	815	1,068	1,975	2,360
Services	6,484	5,431	11,509	9,610
Post-contract support	1,956	1,179	3,806	2,297
Amortization of capitalized software from acquisitions	443	643	859	1,106

Total cost of revenues	9,698	8,321	18,149	15,373

Gross profit	20,449	19,635	40,559	35,243

Operating expenses:
Sales and marketing	11,712	10,931	23,148	20,720
General and administrative	2,812	3,057	5,982	5,581
Research and development	4,895	4,867	9,551	8,665
Acquisition-related sales, marketing and other costs	—	—	—	886
Amortization of acquired intangible assets and unearned compensation	210	175	374	354
Restructuring charges	648	—	665	2,461

Total operating expenses	20,277	19,030	39,720	38,667

Income (loss) from operations	172	605	839	(3,424)
Other:
Interest income, net	478	149	893	343

Net income (loss) before income taxes	650	754	1,732	(3,081)

Provision for income taxes	93	—	93	—

Net income (loss)	$557	$754	$1,639	$(3,081)

Net Income (loss) per common share
Basic	$0.02	$0.03	$0.06	$(0.12)
Diluted	$0.02	$0.03	$0.06	$(0.12)
Weighted average common shares outstanding
Basic	28,101	26,720	27,815	25,300
Diluted	29,264	27,776	28,848	25,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$1,639	$(3,081)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,206	1,719
Amortization of intangible assets, acquisition expense and unearned compensation	1,256	1,459
Lease incentives	1,043	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	857	(5,262)
Prepaid expenses and other current assets	85	750
Accounts payable and other liabilities	(2,493)	(1,067)
Accrued liabilities	1,814	(48)
Deferred revenue	(1,044)	811
Accrued commissions	152	618

Net cash flows provided by (used in) operating activities	4,515	(4,101)

INVESTING ACTIVITIES:
Maturities of marketable securities, net	(520)	7,541
Purchases of property and equipment	(3,488)	(930)
Business acquisition costs, net of cash acquired	(5,439)	(10,657)

Net cash flows used in investing activities	(9,447)	(4,046)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	1,902	950
Proceeds from issuance of stock under Employee Stock Purchase Plan and other	480	432
Payments under capital leases	(188)	(241)

Net cash flows provided by financing activities	2,194	1,141

Cumulative effect of foreign currency translation adjustment	(623)	(29)

Net decrease in cash	(3,361)	(7,035)
Cash and equivalents, beginning of period	49,113	44,165

Cash and equivalents, end of period	$45,752	$37,130

Supplemental disclosure of non-cash investing and financing activities:
Non-cash financing activity — issuance of common stock for business combination	$2,008	$41,416

Non-cash financing activity — assumption of stock option plan related to business combination	$—	$7,964

Non-cash investing and financing activity — purchase of equipment through capital leases	$567	$819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to present fairly Stellent, Inc’s (the “Company”) consolidated financial position, results of operations and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2005 Annual Report on Form 10-K. The consolidated results of operations for the three and six month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2006 and 2005 represent the twelve months ended March 31, 2006 and 2005, respectively.
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
     Persuasive Evidence of an Arrangement Exists - The Company determines that persuasive evidence of an arrangement exists with respect to a customer under, (i) a signature license agreement, which is signed by both the customer and the Company or, (ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.
     Delivery has Occurred - The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.
     The Fee is Fixed or Determinable - If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.
     Collectibility is Probable and Supported - The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon the Company’s review process, revenue is recognized as payments are received.

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
     Investments in Other Companies: Investments in other companies include investments in two non-public, start-up technology companies for which the Company uses the cost method of accounting. These investments are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over, any of the respective investees. During fiscal year 2005, the Company determined, based on its review of the financial statements of these companies, incremental financing that they received and discussions of business plans and forecasts with management of these companies, that a permanent decline in value had occurred. The Company recorded a remaining write-down of $1,136 on the investments in and advances to the companies during the fourth quarter of fiscal year 2005. At September 30, 2005, the recorded value of these investments was $0.

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
Comprehensive Income (Loss)
     Other comprehensive income (loss) consist of gains or losses that under the accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity and are excluded from operations. The following table represents comprehensive income (loss) for the six months ended September 30, 2005 and 2004:

	Six Months Ended
	September 30,
	2005	2004
Net income (loss)	$1,639	$(3,081)
Other comprehensive income:
Foreign currency translation adjustments	(623)	(29)

Comprehensive income (loss)	$1,016	$(3,110)

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
Goodwill and Other Acquired Intangible Asset
     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the six months ended September 30, 2005 was as follows:

Balance as of April 1, 2005	$67,640
Acquisition of Optika	131
Earn-out related to the acquisition of Stellent, S.A. De C.V.	100
Earn-out related to the acquisition of Ancept	133
Acquisition of e-Onehundred Group	6,405
Foreign currency translation	(14)

Balance as of September 30, 2005	$74,395

     Other acquired intangible assets by major intangible asset class at September 30, 2005 were as follows:

	Acquired	Amortization
	Value	Period in Years
Core technology	$5,282	3
Customer base	2,955	3 to 10

	$8,237	5.30 weighted

		average years
     The other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization. Gross carrying amounts and accumulated amortization of the other acquired intangibles were as follows for each major intangible asset class:

	As of September 30, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Balances
Core technology — capitalized software from acquisitions	$5,282	$(2,730)	$2,552
Customer base — intangible assets	2,955	(391)	2,564

	$8,237	$(3,121)	$5,116

     Amortization expense for other acquired intangible assets for the six months ended September 30, 2005 and 2004 was $1,020 and $1,316, respectively.
     Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2006 (remaining six months)	$1,053
2007	1,720
2008	635
2009	313
2010	270
Thereafter	1,125

$5,116

Stock-based Compensation
     The Company’s shareholders approved a new stock option plan for employees and directors in August 2005. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board, Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In the periods presented, no stock-based employee compensation cost is reflected in net income (loss), excluding the amortization of unearned compensation expense related to the Optika transaction, as all of the options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different in the periods presented. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method for the following periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$557	$754	$1,639	$(3,081)
Add: Stock-based compensation included in net income (loss) as reported	119	108	213	144
Less: Total stock based employee compensation expense determined under fair value based method for all awards	(1,658)	(3,497)	(3,686)	(6,519)

Net loss pro-forma	$(982)	$(2,635)	$(1,834)	$(9,456)

Weighted average shares outstanding
Basic	28,101	26,720	27,815	25,300
Diluted	29,264	27,776	28,848	25,300
Net income (loss) per share as reported
Basic and diluted	$0.02	$0.03	$0.06	$(0.12)
Net loss per share pro-forma
Basic and diluted	$(0.03)	$(0.10)	$(0.07)	$(0.37)

Employee based stock option plans assumptions:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk free interest yields	4.0%	2.9%	3.8%	2.5%
Dividend yield	—	—	—	—
Volatility factor of expected market price of Company’s stock	58%	95%	58%	95%
Weighted average expected life of options (years)	3.0	3.25	3.0	3.25

Employee stock purchase plan assumptions:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk free interest yields	3.1%	1.3%	3.1%	1.3%
Dividend yield	—	—	—	—
Volatility factor of expected market price of Company’s stock	44%	45%	44%	45%
Weighted average expected life of options (years)	0.5	0.5	0.5	0.5

New Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company plans on adopting this statement during its third quarter of fiscal year 2006 and does not believe that the adoption of the provisions of FAS 115-1 will have a material impact on its consolidated financial statements.
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
     In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The Company is required to adopt Statement 123(R) in the first interim period beginning after its fiscal year 2006. As part of this adoption, the Company will begin expensing options effective April 1, 2006 and has also elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, the Company anticipates recognizing approximately $3.2 million of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.
Note 2. Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and were excluded from the computation if their effect was anti-dilutive. The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$557	$754	$1,639	$(3,081)

Weighted average common shares:
Basic	28,101	26,720	27,815	25,300
Effect of dilutive stock options	1,163	1,056	1,033	—

Diluted	29,264	27,776	28,848	25,300

Net income (loss) per share as reported
Basic	$0.02	$0.03	$0.06	$(0.12)

Diluted	$0.02	$0.03	$0.06	$(0.12)

Note 3. Mergers and Acquisitions
     During the second quarter of fiscal year 2005 the Company acquired a Korean entity for a total of $205 in cash. $180 was recorded as goodwill and $25 was allocated to other intangible assets. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.
     On June 20, 2005, the Company acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5,000 in cash, 274 shares of the Company’s stock valued at $2,000 and a potential $2,000 cash earn-out over a one-year period based upon revenue performance. The Company also incurred approximately $300 in professional fees and other costs directly associated with this acquisition. Approximately $6,400 of the purchase price was allocated to goodwill, $520 was allocated to capitalized software and customer base, (which both will be amortized over a three year period), $551 was allocated to assets acquired and $177 was allocated to liabilities assumed in the acquisition. Additional pro forma disclosures required under SFAS No. 141 related to this acquisition were not considered material.
     On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750 in cash and assumed liabilities of $274, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn-out) for two years from the date of acquisition. Earn out amounts, which will be recorded as goodwill, cannot exceed $300 in the first year and $450 in the second year after the acquisition. As of September 30, 2005, the Company had accrued and recorded to goodwill approximately $234 related to this earn-out. Additional proforma disclosure required under SFAS No. 141, Business Combinations, related to this acquisition were not considered material.
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

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     The total estimated purchase price is allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. All amounts have been paid out as of September 30, 2005. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

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
     The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2003:

	Six months ended
	September 30,
	2005	2004
Net revenues	$58,708	$53,166
Net income (loss)	$1,639	$(6,644)
Net income (loss) per share
Basic	$0.06	$(0.26)
Diluted	$0.06	$(0.26)
Weighted average shares outstanding
Basic	27,815	25,300
Diluted	28,848	25,300
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
Note 5. Restructuring Charges
     In connection with the integration of Optika and in connection with the Company’s plans to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter which included the termination of 30 employees and the closure of the Company’s New York facility. Restructuring charges included in the Company’s net loss during the first quarter of fiscal year 2005 related to this plan were approximately $1,866 for terminated employee benefits and approximately $595 for excess facilities. A change of estimate and impairment charge related to this restructuring plan resulted in $32 and $35 additional expense being recognized in the fourth quarter of fiscal year 2005. The Company recognized an additional change in estimate related to the New York facility of $140 during the second quarter of fiscal year 2006. At September 30, 2005, approximately $588 remained to be paid in connection with these charges. The final restructuring plan was completed during the fourth quarter of fiscal year 2005, which included the termination of 25 employees and the closure of the Company’s Boise, Idaho and Mexican facilities. The expense recognized and included in the Company’s net loss during the fourth quarter of fiscal year 2005 related to these restructuring plans totaled $1,129, with approximately $990 related to terminated employee benefits and approximately $139 related to excess facilities which includes an impairment on fixed assets of $25. During the first quarter of fiscal year 2006, the Company recorded a change in estimate resulting in additional expense totaling $74 related to the closure of our Mexican operations. At September 30, 2005, approximately $188 remained to be paid in connection with this charge.
     During the second quarter of fiscal year 2006 the Company adopted a restructuring plan to reorganize its international sales operations and also consolidate certain general and administrative activities. This restructuring included the termination of 8 employees and the closure of the Company’s Brazilian facility. The expense recognized and included in the Company’s net income during the second quarter of fiscal year 2006 related to this restructuring totaled $508, of which approximately $321 related to terminated employee benefits and approximately $187 related to excess facilities and other exit costs. As of September 30, 2005 approximately $305 remained to be paid in connection with this charge.
     In total, overall employee termination benefit costs of $629 will be paid out through June 2006 and the other exit costs totaling $510 will be paid out through January 2007.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Second Quarter ‘03	First Quarter ‘04	First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06
	Other	Employee	Employee	Other	Employee	Other	Employee	Other
	Exit	Termination	Termination	Exit	Termination	Exit	Termination	Exit
	Costs	Benefits	Benefits	Costs	Benefits	Costs	Benefits	Costs	Total
Balance at April 1, 2003	$304	$—	$—	$—	$—	$—	$—	$—	$304
Expense	—	396	—	—	—	—	—	—	396
Payments	(65)	(245)	—	—	—	—	—	—	(310)
Change in estimate	360	—	—	—	—	—	—	—	360

Balance at June 30, 2003	599	151	—	—	—	—	—	—	750
Payments	(43)	(38)	—	—	—	—	—	—	(81)

Balance at September 30, 2003	556	113	—	—	—	—	—	—	669
Payments	(43)	(38)	—	—	—	—	—	—	(81)

Balance at December 31, 2003	513	75	—	—	—	—	—	—	588
Payments	(49)	—	—	—	—	—	—	—	(49)
Change in estimate	—	(69)	—	—	—	—	—	—	(69)

Balance at March 31, 2004	464	6		—	—	—	—	—	470
Expense	—	—	1,866	595	—	—	—	—	2,461
Payments	(48)	—	(306)	—	—	—	—	—	(354)

Balance at June 30, 2004	416	6	1,560	595	—	—	—	—	2,577
Payments	(33)	—	(794)	(81)	—	—	—	—	(908)

Balance at September 30, 2004	383	6	766	514	—	—	—	—	1,669
Payments	(51)	—	(391)	(81)	—	—	—	—	(523)

Balance at December 31, 2004	332	6	375	433	—	—	—	—	1,146
Expense	—	—	—	—	990	114	—	—	1,104
Payments	(51)	(6)	(36)	(87)	(348)	(7)	—	—	(535)
Change in estimate	—	—	32	—	—	—	—	—	32

Balance at March 31, 2005	281	—	371	346	642	107	—	—	1,747
Payments	(87)	—	(91)	(87)	(265)	(142)	—	—	(672)
Change in estimate	(57)	—	—	—	27	47	—	—	17

Balance at June 30, 2005	137	—	280	259	404	12	—	—	1,092
Expense	—	—	—	—	—	—	321	187	508
Payments	(79)	—	—	(91)	(216)	(12)	(160)	(43)	(601)
Change in estimate	—	—	—	140	—	—	—	—	140

Balance at September 30, 2005	$58	$—	$280	$308	$188	$—	$161	$144	$1,139

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     This Form 10-Q for the period ended September 30, 2005 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words approximate, anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of factors may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
     Currently, our solutions — which are comprised of Universal Content Management™ software and Content Components software — help customers worldwide solve business problems related to efficiently creating, managing, sharing and archiving critical information.
Universal Content Management Software
     Universal Content Management is our primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information over the web — such as records, legal documents (e.g. contracts, and other business documents), presentations, Web content and graphics — from the time it’s created to the time it’s archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With our software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.
     Stellent Content Server is a fully functional system providing secure, personalized delivery of business information. This repository provides a core set of content services — such as check-in/check-out, revision control, security, workflow, personalization and subscription — that help ensure users can access only the most current information as appropriate to their role or permissions. Stellent Content Server also provides a variety of repository services, including file storage, metadata and search.
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
Content Component Software
     Our Content Components software makes information created in more than 370 common office software applications more accessible to the business users who need it. Other technology companies embed this software to enable their own solutions to extract text and metadata, provide a high-fidelity view of file contents, and convert files into any one of 10 output formats. Since business information is often difficult to access without the native software application in which it was created, our Content Components software empowers users to locate and view information without need of the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into our Universal Content Management software.
     The Content Components software supports multiple operating systems and international environments, and enables access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.

RESULTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
REVENUES

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Product licenses	$13,321	$14,775	(10%)	$27,049	$26,454	2%
Services	6,938	5,042	38%	12,098	9,400	29%
Post-contract support	9,888	8,139	21%	19,561	14,762	33%

Total	$30,147	$27,956	8%	$58,708	$50,616	16%

As a percentage of total revenue:
Product licenses	44%	53%		46%	52%
Services	23%	18%		21%	19%
Post-contract support	33%	29%		33%	29%
     Revenues totaled $30.1 million and $58.7 million for the second quarter and first half of fiscal year 2006, respectively, compared to $28.0 million and $50.6 million for the second quarter and first half of fiscal year 2005. Total revenues for the second quarter and first half of fiscal year 2006 were up $2.2 million and $8.1 million, or 8% and 16%, respectively, from the second quarter and first half of fiscal year 2005. The increase in revenue was due to an overall increase in our Universal Content Management software orders, an overall increase in our services and an increase in our post-contract support revenue as a result of supporting a larger installed base. We also added additional services revenue during fiscal year 2006 with our recent acquisition of the e-Onehundred group in June 2005. These increases in our Universal Content Management software were more than offset by a decrease in our Content Component software for the September 2005 quarter.
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
Product Licenses
     Revenues generated from product licenses totaled $13.3 million and $27.0 million for the second quarter and first half of fiscal year 2006, respectively, a decrease of $1.5 million and an increase of $0.6 million, or (10%) and 2%, respectively, from $14.8 million and $26.5 million in the second quarter and first half of fiscal year 2005 respectively. The decrease in revenues for the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 relates to a reduction in our Content Component software orders in particular from a transaction approximately $5.5 million in license revenue in the September 2004 quarter. The increase in license revenue when comparing the first half of fiscal year 2006 to the first half of fiscal year 2005 was due to an overall increase in our Universal Content Management software sales, which included one transaction of approximately $2.8 million during the first quarter of fiscal year 2006. Although we continue to anticipate expenditures for information technology to remain soft for the rest of fiscal year 2006, we do expect our overall license revenue to increase in absolute dollars and should represent approximately 47% to 49% of our total revenue for the remainder of fiscal year 2006.
Services
     Revenues for services, consisting of consulting services, training and billable expenses, totaled $6.9 million and $12.1 million for the second quarter and first half of fiscal year 2006, respectively, increases of $1.9 million and $2.7 million, or 38% and 29%, respectively, from $5.0 million and $9.4 million in the second quarter and first half of fiscal year 2005 respectively. The increase in revenues for services was due to an increased number of consulting engagements associated with the increased number of new transactions sold during the first half of fiscal year 2006, as well as the e-Onehundred Group acquisition in June 2005. We anticipate that the percentage of service revenue to total revenue will continue to be approximately 18% to 20% during the remainder of fiscal year 2006.

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
Post-Contract Support
     Revenues for post-contract support for the second quarter and first half of fiscal year 2006 totaled $9.9 million and $19.6 million, respectively, increases of $1.8 million and $4.8 million, or 21% and 33%, respectively, from $8.1 million and $14.8 million in the second quarter and first half of fiscal year 2005 respectively. The increase in revenues for our post-contract support was due to supporting a larger customer installed base of Universal Content Management and Content Component products. We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 32% to 34% for the remainder of fiscal year 2006 and that post-contract support revenue in absolute dollars will increase.
     As we license our products, whether on a perpetual basis for our Universal Content Management software or on a term basis for our Content Components software, our installed base of products increases. Since the rate of annual renewals of post-contract customer support services for our Universal Content Management and Content Component software has remained high, our post-contract customer support revenues grow because we have a larger installed base of products. Since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.
COST OF REVENUES AND GROSS PROFIT
Cost of Revenues — General

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Cost of product licenses	$815	$1,068	(24%)	$1,975	$2,360	(16%)
Cost of amortization of capitalized software from acquisitions	443	643	(31%)	859	1,106	(22%)
Cost of services	6,484	5,431	19%	11,509	9,610	20%
Cost of post-contract support	1,956	1,179	66%	3,806	2,297	66%

Total cost of revenues	$9,698	$8,321	17%	$18,149	$15,373	18%

Gross profit	$20,449	$19,635	4%	$40,559	$35,243	15%
As a percentage of total revenue:
Cost of product licenses	3%	4%		3%	4%
Cost of amortization of capitalized software from acquisitions	1%	2%		2%	2%
Cost of services	22%	19%		20%	19%
Cost of post-contract support	6%	5%		6%	5%
Total cost of revenues	32%	30%		31%	30%
Gross margin	68%	70%		69%	70%

     Total cost of revenues increased by $1.4 million and $2.8 million, or 17% and 18%, respectively, to $9.7 million and $18.1 million for the second quarter and first half of fiscal 2006 when compared to the same periods in fiscal year 2005. Total cost of revenues as a percentage of total revenues was 32% and 31% for the second quarter and first half of fiscal year 2006, compared to 30% for the same periods in fiscal year 2005. Overall gross profit increased by $0.8 million and $5.3 million, or 4% and 15%, to $20.4 million and $40.6 million for the second quarter and first half of fiscal year 2006 when compared to the second quarter and first half of fiscal year 2005. Total gross profit as a percentage of total revenues was 68% and 69% for the second quarter and first half of fiscal year 2006 compared to 70% for the same periods in fiscal year 2005. Although we were able to increase our overall gross profit dollars from generating higher levels of services and post-contract support revenue, our overall gross profit percentage was lower when comparing fiscal year 2006 to fiscal year 2005 due to a larger percentage of our revenue coming from services and post-contract support. Revenues generated from our services and post-contract support carry a lower gross margin percentage than our product license revenue.
Cost of Revenues — Product Licenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Cost of product licenses	$815	$1,068	(24%)	$1,975	$2,360	(16%)
Cost of amortization of capitalized software from acquisitions	443	643	(31%)	859	1,106	(22%)

Total cost of product licenses	$1,258	$1,711	(26%)	$2,834	$3,466	(18%)

Gross profit — product licenses	$12,063	$13,064	(8%)	$24,215	$22,988	5%
As a percentage of product license revenue:
Cost of product licenses	6%	7%		7%	9%
Cost of amortization of capitalized software from acquisitions	3%	4%		3%	4%
Total cost of product license revenues	9%	12%		10%	13%
Product license gross margin	91%	88%		90%	87%
     Cost of revenues for product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of revenues for product licenses in the second quarter and first half of fiscal year 2006 totaled $1.3 million and $2.8 million, respectively, a decrease of $0.5 million and $0.6 million, from $1.7 million and $3.5 million in the second quarter and first half of fiscal year 2005. Gross profit as a percentage of revenues for product licenses was up to 91% and 90% for the second quarter and first half of fiscal year 2006 compared to 88% and 87% for the same periods in fiscal year 2005. The slight decrease in cost of revenues for product licenses was attributable to lower third-party software royalty costs associated with technology incorporated into certain Universal Content Management products and therefore was due to our product mix. During the first quarter of fiscal year 2006, we acquired the source code for our Sarbanes-Oxley Solution product from the e-Onehundred Group, which contributed to lower third-party royalty costs during the second quarter of fiscal year 2006. These reductions were partially offset by lower Content Component software product license revenue during the first quarter and first half of fiscal year 2006 when compared to the same period in the prior year, which carry a higher gross margin than our Universal Content Management software revenue.
     Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.4 million and $0.9 million for the second quarter and first half of fiscal year 2006 compared to $0.6 million and $1.1 million for the second quarter and first half of fiscal year 2005. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of RESoft, Kinecta, Active IQ, Ancept, Optika and the e-Onehundred Group, in July 2001, April 2002, March 2003, August 2003, May 2004 and June 2005, respectively. The slight decrease in cost of revenues related to amortization of capitalized software from fiscal 2005 compared to fiscal 2006 was attributable to the completion of amortization of capitalized software related to our acquisition of Kinecta during our fiscal year 2005. This was partially offset by amortization expense recognized in connection with our acquisition of Optika starting in June of 2004 and the e-Onehundred Group in July of 2005. We acquired technology from the companies listed above for incorporation into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues — Services

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Services — cost of revenue	$6,484	$5,431	19%	$11,509	$9,610	20%
Gross profit — services	$454	$(389)	217%	$589	$(210)	380%
As a percentage of respective revenue:
Cost of services	93%	108%		95%	102%
Gross profit	7%	(8%)		5%	(2%)
     Cost of services revenues, consisting of personnel, billable and unbilled travel expenses and other operating expense, increased by $1.1 million and $1.9 million, or 19% and 20%, to $6.5 million and $11.5 million for the second quarter and first half of fiscal year 2006 when compared to the same period in the prior year. Gross profit as a percentage of revenues for services improved to 7% and 5% for the second quarter and first half of fiscal year 2006 compared to negative gross margin percentages of 8% and 2% for the same periods in fiscal year 2005. The increase in consulting service costs when comparing the second quarter of fiscal year 2006 to the second quarter of fiscal year 2005 is due to our acquisition of the e-Onehundred Group in June 2005. We have made significant changes in the first six months of fiscal year 2006, including the appointment of a new head of services in Europe, increasing our hourly billing rates, improving our utilization and implementing a web based time management system. We anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will decrease for the remainder of fiscal year 2006, as we believe that we will continue to improve the utilization of the combined service departments of Stellent, Optika and the e-Onehundred Group and from the changes described above.
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
Cost of Revenues — Post-Contract Support

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Post-contract support — cost of revenue	$1,956	$1,179	66%	$3,806	$2,297	66%
Gross profit — post-contract support	$7,932	$6,960	14%	$15,755	$12,465	26%
As a percentage of respective revenue:
Post-contract support	20%	14%		19%	16%
Gross profit	80%	86%		81%	84%
     Cost of post-contract support services, consisting of personnel and other operating expenses, increased by $0.8 million and $1.5 million, or 66%, to $2.0 million and $3.8 million for the second quarter and first half of fiscal year 2006 when compared to the same periods in fiscal year 2005. Gross profit as a percentage of post-contract support decreased to 80% and 81% for the second quarter and first half of fiscal year 2006 from 86% and 84% for the second quarter and first half of fiscal year 2005. The increase in the gross profit dollars was due to the increase in post-contract support revenue generated by a growing installed base of Universal Content Management and Content Component customers. The decrease in gross profit as a percentage for post-contract support was due to the additional personnel costs associated with our 24/7 support staff our international operations and other technical support groups. We anticipate our gross profit as a percentage for post-contract support revenue to be 80% to 82% for the remainder of fiscal year 2006.
     Since our post-contract support revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our post-contract support revenues increase as a percent of license revenues. Our cost of post-contract support as a percentage of post-contract support revenues may vary from period to period, depending in part on whether we are able to sell support on new product license revenue and also if our annual renewal rates with our existing customers continues to remain high. Any significant change in our annual renewal rates could result in a decline in our gross profit margins.

OPERATING EXPENSES
Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Sales and marketing	$11,712	$10,931	7%	$23,148	$20,720	12%
Percentage of total revenues	39%	39%		39%	41%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $11.7 million and $23.1 million for the second quarter and first half of fiscal year 2006, an increase of $0.8 million and $2.4 million, or 7% and 12%, when compared to the same periods in fiscal year 2005. As a percentage of total revenues, sales and marketing expenses were 39% for the second quarter and first half of fiscal year 2006 compared to 39% and 41% for the second quarter and first half of fiscal year 2005. The increase in dollars is a direct result of the incremental compensation costs associated with the higher levels of revenue recognized during the second quarter and first half of fiscal year 2006 when compared to the same period in the prior year, severance costs associated with the departure of our executive vice-president of sales operations and higher levels of costs associated with sales conferences. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel and the restructurings undertaken by us during the first and fourth quarter of fiscal year 2005. We believe we will see a future benefit from the sales reorganization actions taken during the second quarter of fiscal year 2006. We anticipate our sales and marketing expenses as a percentage of total revenue will be in the 37% to 39% range during the remainder of fiscal year 2006 as we will continue to achieve additional costs savings from the restructuring actions mentioned above. Ultimately, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period, which may offset anticipated cost savings related to the restructuring actions described above.
General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
General and administrative	$2,812	$3,057	(8%)	$5,982	$5,581	7%
Percentage of total revenues	9%	11%		10%	11%
     General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees and bad debt expense. For the second quarter and first half of fiscal year 2006, general and administrative expenses were $2.8 million and $6.0 million, a decrease of $0.2 million and an increase of $0.4 million, or (8%) and 7%, from $3.0 million and $5.6 million for the second quarter and first half of fiscal year 2005. The decrease in general and administrative expenses in the second quarter of fiscal year 2006 when compared to the same period in fiscal year 2005 was due to lower levels of professional fees from our shareholder litigation. We anticipate general and administrative costs will increase in the second half of fiscal year 2006 as our external auditors start their Sarbanes-Oxley procedures for fiscal year 2006. The increase in general and administrative costs when comparing the first half of fiscal year 2006 to the first half of fiscal year 2005 was due to an increase in accounting and other professional fees associated with our annual audit and related services and an increase in our bad debt expense. We expect general and administrative expenses will continue to be approximately 10% to 12% of total revenue during the remainder of fiscal year 2006. If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could result in an increase to our general and administrative expenses.

Research and Development

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Research and development	$4,895	$4,867	1%	$9,551	$8,665	10%
Percentage of total revenues	16%	17%		16%	17%
     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For the second quarter and first half of fiscal year 2006, research and development expenses totaled $4.9 million and $9.6 million, compared to $4.9 million and $8.7 million for the second quarter and first half of fiscal year 2005. Our research and development efforts continue to be focused on enhancing our many products, which also increases customer value through the interoperability of those products. These products include Universal Content Management, Content Component and our recent acquisition of e-Onehundred’s Sarbanes-Oxley Solution. During the first half of fiscal year 2006, we announced the release of version 7.5 of our Multi-Site Web Content Management application, which provides a more robust management foundation for deploying and maintaining multiple Web sites. The increase in research and development expense for the first half of fiscal year 2006 when compared to the first half of fiscal year 2005 was due to the our continued effort to support the many product enhancement initiatives currently underway for those products mentioned above. We believe that our research and development expense as a percentage of total revenue will be approximately 16% to 18% during the remainder of fiscal year 2006.
Acquisition-Related Sales, Marketing and Other Costs

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Acquisition-related sales, marketing and other costs	$—	$—	—%	$—	$886	(100%)
Percentage of total revenues	—%	—%		—%	2%
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
Amortization of Acquired Intangible Assets and Other

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Amortization of acquired intangible assets and other	$210	$175	20%	$374	$354	6%
Percentage of total revenues	1%	1%		1%	1%
     During the second quarter and first half of fiscal year 2006, amortization of acquired intangible assets consisted of amortization expense associated with the amount of the purchase price allocated to Optika’s and e-Onehundred Group’s customer base and stock compensation expense related to unvested stock options acquired in the acquisition of Optika. During the second quarter and first half of fiscal year 2005, additional amortization expense was recognized in connection with our acquisition of CCD in July 2000, RESoft in July 2001 and Kinecta in April 2002, which were fully amortized as of March 31, 2005.

Restructuring Charges

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Restructuring charges	$648	$—	100%	$665	$2,461	(73%)
Percentage of total revenues	2%	—%		1%	5%
     We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the information technology markets in the United States and in Europe. During the second quarter of fiscal year 2006, we recognized $140 additional expense of related to a change in estimate for our New York leased facility. We also recognized a restructuring charge of $508 related to the closing of our Brazilian sales operation and to the reorganization of certain other international sales operations and also the consolidation of certain general and administrative activities. During the first half of fiscal year 2006, we recognized $74 of additional costs associated with the restructuring actions taken during the fourth quarter of fiscal year 2005 related to the closure of our Mexican operations. These additional costs were partially offset by a change in estimate resulting in a $57 reduction of expense related to our Massachusetts facility as a result of reaching a buyout arrangement on the remaining lease obligation. During the second quarter of fiscal year 2005, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million, with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were taken to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.
Other Income (Expense)

	Three Months Ended September 30,			Six Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except for percentages)
Interest income	$478	$149	221%	$893	$343	160%
Percentage of total revenues	2%	1%		2%	1%
     Interest income, net increased by $0.3 million and $0.6 million or 221% and 160%, for the second quarter and first half of fiscal year 2006 when compared to the same period in the prior year. The increase was due to an increase in market interest rates during the past twelve months.
Net Operating Loss Carryforwards
     As of March 31, 2005, we had net operating loss carryforwards of approximately $152.4 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. In the past quarter, we have completed an NOL carryforward study with an outside professional firm. Of the total $152 million we had in NOL carryforwards at March 31, 2005, $85 million is U.S. based and not subject to limitations, and $35 million is U.S. based is subject to limitations. We acquired this $35 million NOL from our acquisition of Optika in May 2004. Approximately $26 million is foreign based and not subject to limitations and $6 million is foreign based and is subject to limitations. Even though we have substantial NOLs without limitations, we are still subject to U.S. Alternative Minimum Tax and tax expense required to be recognized pursuant to FAS109 related to prior asset based acquisitions, which were reflected in our second quarter fiscal year 2006. We have provided a valuation allowance against the entire amount of the deferred tax asset as of September 30, 2005 and March 31, 2005 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources
     We have funded our operations and satisfied our capital expenditure requirements primarily through public offerings of securities and cash flow from operations.
     To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the first half of fiscal year 2006 were $3.5 million, which was due primarily to our move into our new corporate headquarters. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.
     As of September 30, 2005, we had $69.9 million in cash and marketable securities and $62.4 million in working capital. We currently believe that our cash and cash equivalents and marketable securities on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2006. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.
     We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.
     Cash, cash equivalents and marketable securities decreased $2.8 million, or 4%, to $69.9 million as of September 30, 2005 from $72.8 million at March 31, 2005. The decrease was primarily due to the $5.0 million of cash used in the acquisition of e-Onehundred Group in June 2005.
Cash provided by (used in) was as follows (in thousands):

	Six Months Ended September 30,
	2005	2004
Cash provided by (used in) operating activities	$4,515	$(4,101)
Cash used in investing activities	(9,447)	(4,046)
Cash provided by financing activities	2,194	1,141
     Operating Activities. Net cash provided by operating activities of $4.5 million in the six months ended September 30, 2005 resulted from net income of $1.6 million. After excluding the effects of non-cash expenses including depreciation and amortization of $1.2 million, amortization of intangible assets of $1.3 million and lease incentives of $1.0 million, the adjusted cash provided before the effect of changes in working capital components was $5.1 million. Additional cash provided was the result of a $2.0 million increase in accrued liabilities, a decrease in accounts receivable of $0.9 million, and a decrease in prepaid expense of $0.1 million. Cash used in operating activities included a decrease in accounts payable of $2.5 million and a decrease in deferred revenue of $1.0 million.
     A number of non-cash items were charged to expense and reduced our net income or increased our net loss for the six months ended September 30, 2005 and 2004, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no net impact on our operating cash flows because the change in net income (loss) will be offset by a corresponding but opposite change in the non-cash adjustment.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 91 days and 107 days for the six months ended September 30, 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.
     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.
     Investing Activities. Net cash used in investing activities was $9.4 million for the six months ended September 30, 2005. This resulted from $5.1 million used in the e-Onehundred acquisition, approximately $3.5 million to purchase property and equipment, net purchases from investment activity of approximately $0.5 million and $0.3 million related to other prior acquisition activities. During the second quarter of fiscal year 2006, we completed the move into our new corporate headquarters. In connection with this move, we were provided with $1.0 million of tenant improvements, which was included in our $3.5 million of property and equipment purchases.

     Generally, our investment portfolio is classified as held to maturity. Our investments objectives are to preserve principal and provide liquidity, while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity.
     We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. However, since we have completed the move into our new corporate headquarters, we expect our capital expenditures to return to a more normalized level for the remainder of fiscal year 2006.
     Financing Activities. Net cash provided by financing activities of $2.2 million in the six months ended September 30, 2005 included approximately $2.4 million in net proceeds from the issuance of common stock related to the exercise of employee stock options and employee stock purchase plan. We also made $0.2 million of payments under capital leases during the first half of fiscal year 2006.
     Our cash flows from financing activities are the result of cash receipts from the issuance of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. Upon all the available shares being issued under the Employee Stock Purchase Plan, it is our current intention not to authorize additional shares under this plan. Based on historical levels of employee participation and contributions, the last six-month plan period would end January 31, 2006.
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
Recent Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. We plan on adopting this statement during our third quarter of fiscal year 2006 and do not believe that the adoption of the provisions of FAS 115-1 will have a material impact on our consolidated financial statements.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. We are required to adopt Statement 123(R) in the first interim period beginning after our fiscal year 2006. As part of this adoption, we will begin expensing options effective April 1, 2006 and have also elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, we anticipate recognizing approximately $3.2 million of compensation expense during our fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income or loss from operations and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
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
Workforce Reductions
     In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At September 30, 2005, approximately $0.6 million was accrued for future severance and termination benefits payments that is payable through June 2006.
Excess Facilities
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At September 30, 2005, we had approximately $0.4 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each period based on current real estate market conditions.

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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2005, we have recorded a full valuation allowance of $71.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $120 million and foreign net operating losses of approximately $32.0 million at March 31, 2005, which begin to expire in 2010. In the past quarter, we have completed our NOL carryforward study with an outside professional firm. Of the total $152 million we had in NOL carryforwards at March 31, 2005, $85 million is U.S. based and not subject to limitations and $35 million is U.S. based and subject to limitations. We acquired this $35 million NOL from our acquisition of Optika in May 2004. Approximately $26 million is foreign based and not subject to limitations and $6 million is foreign based and subject to limitations. Even though we have substantial NOLs without limitations, we are still subject to U.S. Alternative Minimum Tax and tax expense required to be recognized pursuant to FAS109 related to prior asset based acquisitions, which were reflected in our second quarter fiscal year 2006.
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
Valuation and Evaluation of Impairment of Long-lived Assets
     We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on our review no impairment of long-lived assets has occurred through September 30, 2005.
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

     We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results. No circumstances occurred during the first nine months of calendar year 2005 that would have created an impairment loss at September 30, 2005.
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
     We currently derive all of our revenues from product licenses and services associated with our Universal Management, business process management and Content Component software products. The market for content management and viewing software products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.
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
     Shareholder class-action suits have been filed naming Stellent and certain of our current and former officers and directors as co-defendants. We have reached a settlement, subject to final documentation and preliminary and final court approval.
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

NEW LEGISLATION AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS.
     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there are new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. Further, in December 2004, the Financial Accounting Standards Board issued a revision to Statement No. 123, Share-Based Payment, that will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation expense over the service (vesting) period in their financial statements. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customers and prospects, which could result in delays or cancellations in spending on enterprise content management software and services like those that we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.
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

CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT OUR MARKET VALUE.
     In accordance with accounting principles generally accepted in the United States of America, we have accounted for the recent acquisitions using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total purchase price in an acquisition to the acquired company’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with acquisitions. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our interest income on cash, cash equivalents and marketable securities is affected by changes in interest rates in the United States. Changes in these rates have a significant effect on our interest income. Interest rates earned on invested funds have increased by approximately 3% since June 2004. We believe that there may be future exposure to interest rate market risk.
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
(b) Changes in Internal Control Over Financial Reporting
     Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation as to whether any change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that no change occurred in the internal control over financial reporting during the period covered by this report that materially affected or were reasonably likely to materially affect, the internal control over financial reporting.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On August 10, 2005 the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

		AFFIRMATIVE	NEGATIVE	ABSTAIN	BROKER
PROPOSAL		VOTES	VOTES	VOTES	NON-VOTES
1.	Election of Directors:
	Robert F. Olson	21,224,650	5,070,123	—	—
	Philip E. Soran	22,079,114	4,215,659	—	—
	Kenneth H. Holec	22,080,340	4,214,433	—	—
	Raymond A. Tucker	22,054,809	4,239,964	—	—
	Steven C. Waldron	21,790,773	4,504,000	—	—
	Alan B. Menkes	22,080,031	4,214,742	—	—

2.	To approve the Company’s 2005 Equity Incentive Plan, which combines 878,855 shares currently available for awards pursuant to existing equity incentive plans with 2,321,145 additional shares, to provide a maximum of 3,200,000 shares available for equity incentives under this plan	12,365,340	6,980,976	124,386	6,824,071

3.	Ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for fiscal year ended March 31, 2006.	24,314,771	293,734	1,686,268	—
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10.1	Form of Non-Statutory Stock Option Agreement — Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.2	Form of Non-Statutory Stock Option Agreement — Executive Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.3	Form of Non-Statutory Stock Option Agreement — Director under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.4	Form of Incentive Stock Option Agreement — Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.5	Form of Incentive Stock Option Agreement — Executive Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC. (Registrant)

Date: November 9, 2005	By: /s/ Robert F. Olson
Robert F. Olson, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	By: /s/ Gregg A. Waldon
Gregg A. Waldon Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

10.1	Form of Non-Statutory Stock Option Agreement — Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.2	Form of Non-Statutory Stock Option Agreement — Executive Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.3	Form of Non-Statutory Stock Option Agreement — Director under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.4	Form of Incentive Stock Option Agreement — Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

10.5	Form of Incentive Stock Option Agreement — Executive Employee under the Stellent, Inc. 2005 Equity Incentive Plan	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated October 14, 2005

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Gregg A. Waldon, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission