Form 10-Q
period 2005-12-31
STELLENT INC
filed 2006-02-09
CIK 867347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO                    .
COMMISSION FILE NUMBER 0-19817.
STELLENT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1652566

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7500 FLYING CLOUD DRIVE, SUITE 500 EDEN PRAIRIE, MINNESOTA	55344-3748

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
(952) 903-2000

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value — 28,829,662 shares as of January 24, 2006.

STELLENT, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STELLENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31,	March 31,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$37,421	$49,113
Short-term marketable securities	21,373	17,523
Trade accounts receivable, net	29,928	30,063
Prepaid royalties, current portion	666	965
Prepaid expenses and notes	4,793	3,884

Total current assets	94,181	101,548

Long-term marketable securities	17,097	6,114
Property and equipment, net	8,150	4,333
Prepaid royalties, net of current	633	1,044
Goodwill	74,405	67,640
Other intangible assets, net	4,372	5,615
Other	837	1,358

Total assets	$199,675	$187,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$3,867
Deferred revenue	19,380	19,854
Accrued commissions	3,194	2,419
Accrued expenses and other	8,683	7,867
Current portion of obligations under capital lease	612	170

Total current liabilities	33,863	34,177

Deferred revenue, net of current portion	742	946
Deferred rent, net of current portion	1,316	—
Obligations under capital leases, net of current portion	327	—

Total liabilities	36,248	35,123

Shareholders’ equity:
Common stock	288	275
Additional paid-in capital	250,560	243,013
Unearned compensation	(168)	(469)
Accumulated deficit	(87,405)	(91,256)
Accumulated other comprehensive income	152	966

Total shareholders’ equity	163,427	152,529

Total liabilities and shareholders’ equity	$199,675	$187,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Product licenses	$14,176	$13,658	$41,225	$40,112
Services	7,622	5,510	19,720	14,910
Post contract support	9,904	8,499	29,465	23,261

Total revenues	31,702	27,667	90,410	78,283

Cost of revenues:
Product licenses	1,076	1,207	3,051	3,567
Services	6,831	5,195	18,340	14,805
Post contract support	1,747	1,437	5,553	3,734
Amortization of capitalized software from acquisitions	661	643	1,520	1,749

Total cost of revenues	10,315	8,482	28,464	23,855

Gross profit	21,387	19,185	61,946	54,428

Operating expenses:
Sales and marketing	11,282	10,742	34,430	31,462
General and administrative	3,208	3,583	9,190	9,164
Research and development	5,010	4,617	14,561	13,282
Acquisition-related sales, marketing and other costs	—	—	—	886
Amortization of acquired intangible assets and unearned compensation	128	175	502	529
Restructuring charges	67	—	732	2,461

Total operating expenses	19,695	19,117	59,415	57,784

Income (loss) from operations	1,692	68	2,531	(3,356)

Other:
Interest income, net	590	125	1,483	468

Net income (loss) before income taxes	2,282	193	4,014	(2,888)

Provision for income taxes	70	—	163	—

Net income (loss)	$2,212	$193	$3,851	$(2,888)

Net income (loss) per common share:
Basic	$0.08	$0.01	$0.14	$(0.11)
Diluted	$0.07	$0.01	$0.13	$(0.11)

Weighted average common shares outstanding:
Basic	28,447	26,963	28,023	25,875
Diluted	30,103	28,284	29,237	25,875
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$3,851	$(2,888)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,992	2,744
Amortization of acquired intangible assets, acquisition expense and unearned compensation	2,015	2,278
Lease incentives	1,043	—
Changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	686	(6,504)
Prepaid expenses and other current assets	139	(118)
Accounts payable	(1,873)	(530)
Accrued liabilities	1,062	625
Deferred revenue	(828)	3,763
Accrued commissions	775	240

Net cash flows provided by (used in) operating activities	8,862	(390)

INVESTING ACTIVITIES:
Maturities (purchases) of marketable securities, net	(14,833)	10,977
Purchases of property and equipment	(4,686)	(1,429)
Business acquisition costs, net of cash acquired	(5,449)	(10,738)

Net cash flows used in investing activities	(24,968)	(1,190)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,121	2,594
Proceeds from issuance of stock under employee stock purchase plan and other	480	432
Payments under capital leases	(373)	(500)

Net cash flows provided by financing activities	5,228	2,526

Cumulative effect of foreign currency translation adjustment	(814)	646

Net increase (decrease) in cash	(11,692)	1,592
Cash and cash equivalents, beginning of period	49,113	44,165

Cash and cash equivalents, end of period	$37,421	$45,757

Supplemental disclosure of non-cash investing and financing activities:
Non-cash financing activity — issuance of common stock for business combination	$2,008	$41,416

Non-cash financing activity — assumption of stock option plan related to business combination	$—	$7,964

Non-cash investing and financing activity — purchase of equipment through capital leases	$1,142	$819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been recorded as necessary to fairly present Stellent, Inc’s (the “Company”) consolidated financial position, results of operations, and cash flow for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Fiscal Year 2005 Annual Report on Form 10-K. The consolidated results of operations for the three and nine month periods ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2006 and 2005 represent the twelve months ended March 31, 2006 and 2005, respectively.
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
The Fee is Fixed or Determinable — If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable; revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed or determinable if they are payable within twelve months.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Collectibility is Probable and Supported — The Company determines whether collectibility is probable and supported on a case by case basis. The Company may generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. If the Company is unable to determine from the outset of an arrangement that collectibility is probable based upon the Company’s review process, revenue is recognized as payments are received.
     With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (“PCS”) components of its license arrangements. The Company sells its consulting services separately and establishes VSOE on this basis. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over its respective term, typically one year.
     The Company’s direct customers typically enter into perpetual license arrangements. The Company’s OEM group generally enters into term-based license arrangements with its customers, with terms exceeding one year in length. If the term of a time-based license arrangement is greater than twelve months, the Company recognizes revenue at the time the license arrangement is signed, assuming all other revenue recognition criteria are met. If the term of a time-based license arrangement is twelve months or less, the Company recognizes revenue ratably over the term of the license arrangement.
     Services revenue consists of fees from consulting services, PCS and out-of-pocket expenses reimbursed to the Company by the customer. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and generally do not require any significant modification for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of its technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and the Company prices PCS based on either a percentage of the product license fee or product list price, as applicable. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of PCS. The Company typically has not granted upgrade rights in its license agreements. Specified undelivered elements are allocated relative fair values within a license agreement and the revenue allocated to these elements is deferred until delivery occurs.
     Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.
Cost of Revenue
     The Company expenses all licensing of third-party software embedded in or sold in conjunction with our software products, amortization of capitalized software from acquisition and manufacturing and packaging and distribution costs associated with product license revenue as costs of revenues. The Company expenses all technical support service cost associated with service revenue as cost of revenues. The Company reports out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenue.

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
Marketable Securities: Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments are held in debt securities of the United States government and with corporations that have the highest possible credit rating. Investments in debt securities at the date of purchase with a remaining maturity of greater than one year are classified as long-term marketable securities. These investments are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold them to maturity.
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
Indemnification Obligations
     The Company generally undertakes intellectual property indemnification obligations in its software products or services agreements with customers. Typically, these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. No such material claim has been made by a customer regarding any third party claim.
Comprehensive Income (Loss)
     Other comprehensive income (loss) consists of gains or losses that under the accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity and are excluded from operations. The following table represents comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss)	$2,212	$193	$3,851	$(2,888)
Other comprehensive income:
Foreign currency translation adjustments	(191)	675	(814)	646

Comprehensive income (loss)	$2,021	$868	$3,037	$(2,242)

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

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Goodwill and Other Acquired Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended December 31, 2005 was as follows:

Balance as of April 1, 2005	$67,640
Adjustments related to the acquisition of Optika	131
Earn-out related to the acquisition of Stellent S.A. De C.V.	100
Earn-out related to the acquisition of Ancept	143
Acquisition of e-Onehundred Group	6,405
Foreign currency translation	(14)

Balance as of December 31, 2005	$74,405

     The other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization. Gross carrying amounts and accumulated amortization of the other acquired intangibles were as follows for each major intangible asset class:

	As of December 31, 2005
	Gross Carrying	Accumulated		Amortization
	Amount	Amortization	Net Balances	Period in Years
Core technology	$5,282	$(3,386)	$1,896	3
Customer base	2,955	(479)	2,476	3 to 10

	$8,237	$(3,865)	$4,372	5.30 weighted average years

     Amortization expense for other acquired intangible assets for the three and nine months ended December 31, 2005 and 2004 was $750 and $1,764, respectively, and $710 and $2,026, respectively.
     Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2006 (remaining three months)	$444
2007	1,585
2008	635
2009	313
2010	270
Thereafter	1,125

$4,372

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
     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.
     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method for the following periods:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Supplemental information:
Net income (loss) as reported	$2,212	$193	$3,851	$(2,888)
Add: Stock-based compensation included in net income (loss) as reported	39	108	252	252
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,592)	(3,258)	(5,278)	(8,665)

Net income (loss) pro forma	$659	$(2,957)	$(1,175)	$(11,301)

Weighted average shares outstanding:
Basic	28,447	26,693	28,023	25,875
Diluted	29,731	28,284	29,237	25,875
Net income (loss) per share as reported:
Basic	$0.08	$0.01	$0.14	$(0.11)
Diluted	$0.07	$0.01	$0.13	$(0.11)
Net income (loss) per share pro forma:
Basic	$0.02	$(0.11)	$(0.04)	$(0.44)
Diluted	$0.02	$(0.11)	$(0.04)	$(0.44)

The Black-Scholes option-pricing model is used to value the Company’s	Three Months Ended		Nine Months Ended
options:	December 31,		December 31,
	2005	2004	2005	2004
Employee based stock option plan assumptions:
Risk free interest yields	4.4%	3.1%	4.0%	2.7%
Dividend yield	—	—	—	—
Volatility factor of expected market price of Company’s stock	50%	95%	55%	95%
Weighted average expected life of options (years)	3.0	3.25	3.0	3.25

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Employee stock purchase plan assumptions:
Risk free interest yields	—%	—%	3.1%	1.3%
Dividend yield	—	—	—	—
Volatility factor of expected market price of Company’s stock	—%	—%	44%	45%
Weighted average expected life of options (years)	—	—	0.5	0.5

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
New Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company adopted this statement during the current quarter of fiscal year 2006 and it did not have a material impact on its consolidated financial statements.
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
     In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. The Company is required to adopt Statement 123(R) in the first interim period beginning after its fiscal year 2006. As part of this adoption, the Company will begin expensing options effective April 1, 2006 and has also elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, the Company anticipates recognizing approximately $4.2 million of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.
Note 2. Basic and Diluted Net Income (Loss) Per Common Share
     Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and are excluded from the computation if their effect is anti-dilutive. For the nine months ended December 31, 2004, the Company excluded 1,127 stock options, whose effect was anti-dilutive. The components of basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss) as reported	$2,212	$193	$3,851	$(2,888)

Weighted average common shares outstanding:
Basic	28,447	26,963	28,023	25,875
Diluted	30,103	28,284	29,237	25,875

Net income (loss) per share as reported:
Basic	$0.08	$0.01	$0.14	$(0.11)

Diluted	$0.07	$0.01	$0.13	$(0.11)

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
Note 3. Mergers and Acquisitions
     On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750 in cash and assumed liabilities of $274, creating a business presence in Mexico. The Company is required to make contingent consideration payments (earn-out) for two years from the date of acquisition. Earn-out amounts, which will be recorded as goodwill, cannot exceed $300 in the first year and $450 in the second year after the acquisition. As of December 31, 2005, the Company recorded to goodwill approximately $234 related to this earn-out.
     On May 28, 2004, the Company acquired all outstanding shares of Optika Inc. for $10,000 in cash, approximately 4,200 shares of the Company’s common stock valued at $41,416, the assumption of Optika’s outstanding common stock options, and direct acquisition costs of approximately $1,594. The Company acquired Optika in order to strengthen and expand its Universal Content Management software in the areas of document imaging, business process management and compliance capabilities. The valuation of the Company’s stock was set at an average price at the time the merger agreement was signed, which was January 11, 2004. The fair value of Optika’s option plan of $7,964 was estimated as of January 11, 2004 using the Black-Scholes option-pricing model with the following assumptions: no estimated dividends, expected volatility of 95%, risk free interest rate of 2.5% and expected option terms of 3 years for all options.
     The total estimated purchase price was allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations. All amounts have been paid out as of December 31, 2005. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

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

     The estimate of unearned compensation was based on the fair market value of the unvested options as of May 28, 2004. Compensation expense will be recognized over the remaining vesting periods of the options, which range from one month to 48 months, as each option grant vests.
     The fair value of the deferred revenue was determined in accordance with EITF 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree. The Company considers PCS contracts to be legal obligations, and has estimated fair values of the PCS contracts based on prices in recent exchange transactions.

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
     Realization of the NOL carryforwards and the deferred tax temporary differences acquired, is contingent on future taxable earnings. The deferred tax assets were reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding their recoverability.
     The Company recorded a full valuation allowance against the net deferred tax assets due to the uncertainty of future taxable income. NOL carryforwards acquired were approximately $34,803. These NOLs begin to expire in 2010 and are subject to annual utilization limits due to prior ownership changes.
     The Company will continue to assess and evaluate strategies that will enable the deferred tax assets, or portions thereof, to be utilized, and will reduce the valuation allowance appropriately when it is determined that the “more likely than not” criteria is satisfied. Reversal of the valuation allowance will be applied first to reduce to zero any goodwill related to the acquisition, then to reduce to zero other noncurrent intangible assets related to the acquisition, and then to reduce income tax expense.
     The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Optika had occurred as of April 1, 2004:

	Nine Months Ended
	December 31,
	2005	2004
Net revenues	$90,410	$80,833
Net income (loss)	$3,851	$(6,451)

Net income (loss) per share:
Basic	$0.14	$(0.24)
Diluted	$0.13	$(0.24)

Weighted average shares outstanding:
Basic	28,023	26,749
Diluted	29,237	26,749

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of April 1, 2004, nor are they necessarily indicative of the results that may occur in the future.
     During the second quarter of fiscal year 2005 the Company acquired a Korean entity for a total of $205 in cash. $180 was recorded as goodwill and $25 was allocated to other intangible assets.
     On June 20, 2005, the Company acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5,000 in cash, 274 shares of the Company’s stock valued at $2,000 and a potential $2,000 cash earn-out over a one year period based upon revenue performance. The Company also incurred approximately $300 in professional fees and other costs directly associated with this acquisition. Approximately $6,400 of the purchase price was allocated to goodwill, $520 was allocated to capitalized software and customer base (both of which will be amortized over a three year period), $551 was allocated to assets acquired and $177 was allocated to liabilities assumed in the acquisition.
Note 4. Contingencies
     The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit was a consolidation in Federal District Court for the District of Minnesota of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006. No further expenses of any significance are anticipated with this lawsuit.
     Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. Because a special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers, the Company believes the case is entirely without merit and has moved to dismiss the action.
     Additionally, the Company is subject to various claims and litigation in the ordinary course of its business, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Note 5. Restructuring Charges
     In connection with the integration of Optika and in connection with the Company’s plans to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter which included the termination of 30 employees and the closure of the Company’s New York facility. Restructuring charges included in the Company’s net loss during the first quarter of fiscal year 2005 related to this plan were approximately $1,866 for terminated employee benefits and approximately $595 for excess facilities. A change of estimate and an impairment charge related to this restructuring plan resulted in $32 and $35, respectively, additional expense being recognized in the fourth quarter of fiscal year 2005. The Company recognized an additional change in estimate related to the New York facility of $140 during the second quarter of fiscal year 2006. At December 31, 2005, approximately $488 remained to be paid in connection with this restructuring plan. The second restructuring plan of fiscal year 2005 was completed during the fourth quarter, which included the termination of 25 employees and the closure of the Company’s Boise, Idaho and Mexican facilities. The expense recognized in the Company’s net loss during the fourth quarter of fiscal year 2005 related to this restructuring plan totaled $1,129, with approximately $990 related to terminated employee benefits and approximately $139 related to excess facilities, which includes an impairment on fixed assets of $25. During the first quarter of fiscal year 2006, the Company recorded a change in estimate resulting in additional expense totaling $74 related to the closure of our Mexican operations. At December 31, 2005, approximately $125 remained to be paid in connection with the second restructuring plan of 2005.
     During the second quarter of fiscal year 2006 the Company adopted a restructuring plan to reorganize its international sales operations and consolidate certain general and administrative activities. This restructuring included the termination of 8 employees and the closure of the Company’s Brazilian facility. The expense recognized in the Company’s net income during the second quarter of fiscal year 2006 related to this restructuring totaled $508, with approximately $321 related to terminated employee benefits and approximately $187 related to excess facilities and other exit costs. As of December 31, 2005, approximately $178 remained to be paid in connection with this restructuring plan. During the third quarter of fiscal year 2006 the Company recognized $67 related to the remaining employee benefits costs under this restructuring plan.
     Employee termination benefit costs of $511 will be paid through June 2006 and the other exit costs totaling $296 will be paid through January 2007.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
     Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Second
	Quarter	First
	‘03	Quarter ‘04	First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06
	Other	Employee	Employee	Other	Employee	Other	Employee	Other
	Exit	Termination	Termination	Exit	Termination	Exit	Termination	Exit
	Costs	Benefits	Benefits	Costs	Benefits	Costs	Benefits	Costs	Total
Balance at April 1, 2003	$304	$—	$—	$—	$—	$—	$—	$—	$304
Expense	—	396	—	—	—	—	—	—	396
Payments	(65)	(245)	—	—	—	—	—	—	(310)
Change in estimate	360	—	—	—	—	—	—	—	360

Balance at June 30, 2003	599	151	—	—	—	—	—	—	750
Payments	(43)	(38)	—	—	—	—	—	—	(81)

Balance at September 30, 2003	556	113	—	—	—	—	—	—	669
Payments	(43)	(38)	—	—	—	—	—	—	(81)

Balance at December 31, 2003	513	75	—	—	—	—	—	—	588
Payments	(49)	—	—	—	—	—	—	—	(49)
Change in estimate	—	(69)	—	—	—	—	—	—	(69)

Balance at March 31, 2004	464	6		—	—	—	—	—	470
Expense	—	—	1,866	595	—	—	—	—	2,461
Payments	(48)	—	(306)	—	—	—	—	—	(354)

Balance at June 30, 2004	416	6	1,560	595	—	—	—	—	2,577
Payments	(33)	—	(794)	(81)	—	—	—	—	(908)

Balance at September 30, 2004	383	6	766	514	—	—	—	—	1,669
Payments	(51)	—	(391)	(81)	—	—	—	—	(523)

Balance at December 31, 2004	332	6	375	433	—	—	—	—	1,146
Expense	—	—	—	—	990	114	—	—	1,104
Payments	(51)	(6)	(36)	(87)	(348)	(7)	—	—	(535)
Change in estimate	—	—	32	—	—	—	—	—	32

Balance at March 31, 2005	281	—	371	346	642	107	—	—	1,747
Payments	(87)	—	(91)	(87)	(265)	(142)	—	—	(672)
Change in estimate	(57)	—	—	—	27	47	—	—	17

Balance at June 30, 2005	137	—	280	259	404	12	—	—	1,092
Expense	—	—	—	—	—	—	321	187	508
Payments	(79)	—	—	(91)	(216)	(12)	(160)	(43)	(601)
Change in estimate	—	—	—	140	—	—	—	—	140

Balance at September 30, 2005	58	—	280	308	188	—	161	144	1,139
Expense	—	—	—	—	—	—	67	—	67
Payments	(42)	—	(9)	(91)	(63)	—	(113)	(81)	(399)

Balance at December 31, 2005	$16	$—	$271	$217	$125	$—	$115	$63	$807

Note 6. Subsequent event
     During the fourth quarter of fiscal year 2006, we will have a restructuring charge of approximately $0.4 million. This charge is primarily personnel costs and relates to our election to eliminate our digital asset management group as the technology has been fully integrated into our content server product. The annual salaries related to these employees totaled approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     This Form 10-Q for the period ended December 31, 2005 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words approximate, anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed in PART II. ITEM 1A.. Readers of this Form 10-Q should consider carefully the factors listed in PART II. ITEM 1A., as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list of factors may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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
Universal Content Management Software
     Universal Content Management is our primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information — such as records, legal documents, business documents, presentations, Web content and graphics — from the time it is created to the time it is archived or disposed of, so that employees, customers, partners and investors can more easily find, access and re-use that information. With our software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.
     Stellent Content Server is a fully functional system providing secure, personalized delivery of business information. This repository provides a core set of content services — such as check-in/check-out, revision control, security, workflow, personalization and subscription — that help ensure users can access only the most current information, as appropriate, to their role or permissions. Content Server also provides a variety of repository services, including file storage, metadata and search.
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
Content Component Software
     Our Content Components software makes information created in more than 370 common office software applications more accessible to the business users who need it. Other technology companies embed this software to enable their own solutions to extract text and metadata, provide a high fidelity view of file contents, and convert files into any one of 10 output formats. Since business information is often difficult to access without the native software application in which it was created, our Content Components software empowers users to locate and view information without needing the software application that created the file installed on their desktop or handheld device. These technologies are also integrated into our Universal Content Management software.
     The Content Components software supports multiple operating systems and international environments and enables access to documents in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.

RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
REVENUES

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Product licenses	$14,176	$13,658	4%	$41,225	$40,112	3%
Services	7,622	5,510	38%	19,720	14,910	32%
Post-contract support	9,904	8,499	17%	29,465	23,261	27%

Total	$31,702	$27,667	15%	$90,410	$78,283	15%

As a percentage of total revenue:
Product licenses	45%	49%		46%	51%
Services	24%	20%		22%	19%
Post-contract support	31%	31%		32%	30%
     Revenues totaled $31.7 million and $90.4 million for the third quarter and first nine months of fiscal year 2006, respectively, compared to $27.7 million and $78.3 million for the third quarter and first nine months of fiscal year 2005. Total revenues for the third quarter and first nine months of fiscal year 2006 were up $4.0 million and $12.1 million, or 15% for both periods, respectively, from the third quarter and first nine months of fiscal year 2005. The increase in revenue was due to an overall increase in our services and post-contract support revenue as a result of increased customer utilization of our consulting services personnel to implement our software and supporting a larger installed base, along with additional services revenue generated from our June 2005 acquisition of the e-Onehundred group. We also experienced an overall increase in our Universal Content Management software orders for both the third quarter and first nine months of fiscal year 2006 when compared to the same periods of the prior year, as we continue to experience a growing demand for our content management-based applications, specifically in compliance and multi-site management initiatives. These increases were partially offset by a decrease in our Content Component software, as a result of recognizing fewer seven figure license transactions during the first nine months of fiscal year 2006 compared to the same period in the prior year.
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
Product Licenses
     Revenues generated from product licenses totaled $14.2 million and $41.2 million for the third quarter and first nine months of fiscal 2006, respectively, increases of $0.5 million and $1.1 million, from $13.7 million and $40.1 million, respectively, for the third quarter and first nine months of fiscal 2005, respectively. The increase in revenues for the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 relates to an increase in both our Universal Content Management and Content Component software orders. We had recognized one seven figure transaction during the third quarter of fiscal year 2006 compared to none in the same period in the prior year. The increase in license revenue, when comparing the first nine months of fiscal year 2006 to the first nine months of fiscal year 2005, was due to an overall increase in our Universal Content Management software sales, which includes the recognition of three seven figure transactions. We continue to experience a growing demand for our content management-based applications, specifically in compliance and multi-site management initiatives. The increase in our Universal Content Management product sales was partially offset by a decrease in our Content Component software orders as a result of recognizing two seven figure Content Component transactions during the second quarter of fiscal year 2005. The market for our products at any particular time is highly dependent on information technology spending and we cannot be certain whether, and if so, when, spending on information technology will fluctuate. Although we continue to anticipate expenditures for information technology to remain soft for the rest of fiscal year 2006, we do expect our overall license revenue to increase in absolute dollars and it should represent approximately 44% to 45% of our total revenue in the fourth quarter of fiscal year 2006.

Services
     Revenues for services, consisting of consulting services, training and billable expenses, totaled $7.6 million and $19.7 million for the third quarter and first nine months of fiscal year 2006, respectively. This represents an increase of $2.1 million and $4.8 million or 38% and 32%, respectively, from $5.5 million and $14.9 million in the third quarter and first nine months of fiscal year 2005. The increase in revenues for services was due to an increased number of consulting engagements associated with the increased number of new transactions sold during the first nine months of fiscal year 2006, as well as the e-Onehundred Group acquisition in June 2005. We anticipate that the percentage of service revenue to total revenue will continue to be approximately 22% to 23% in the fourth quarter of fiscal year 2006 and service revenue in absolute dollars will increase.
     Generally, customers prefer to have us perform consulting services or supplement their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to our Universal Content Management software as our Content Components software is embedded in other companies’ software and those companies would typically perform the consulting services. Universal Content Management revenues related to consulting services work can increase as a result of a larger install base of products. Because we expect the trends toward companies increasingly using the Web for communicating and publishing business information and viewing information electronically to continue, we expect revenues attributable to consulting services to continue to increase. A decline in license revenues may result in fewer consulting services engagements.
Post-Contract Support
     Revenues for post-contract support for the third quarter and first nine months of fiscal year 2006 totaled $9.9 million and $29.5 million, respectively. This represents an increase of $1.4 million and $6.2 million or 17% and 27%, respectively, from $8.5 million and $23.3 million in the third quarter and first nine months of fiscal year 2005. The increase in revenues for our post-contract support was due to supporting a larger customer installed base of Universal Content Management and Content Component products. We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 32% to 33% in the fourth quarter of fiscal year 2006 and post-contract support revenue in absolute dollars will increase.
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

COST OF REVENUES AND GROSS PROFIT
Cost of Revenues — General

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Cost of product licenses	$1,076	$1,207	(11%)	$3,051	$3,567	(14%)
Cost of amortization of capitalized software from acquisitions	661	643	3%	1,520	1,749	(13%)
Cost of services	6,831	5,195	31%	18,340	14,805	24%
Cost of post contract support	1,747	1,437	22%	5,553	3,734	49%

Total cost of revenues	$10,315	$8,482	22%	$28,464	$23,855	19%

Gross profit	$21,387	$19,185	11%	$61,946	$54,428	14%
As a percentage of total revenue:
Cost of product licenses	3%	5%		3%	5%
Cost of amortization of capitalized software from acquisitions	2%	2%		2%	2%
Cost of services	22%	19%		20%	18%
Cost of post contract support	6%	5%		6%	5%
Total cost of revenues	33%	31%		31%	30%
Gross margin	67%	69%		69%	70%
     Total cost of revenues increased by $1.8 million and $4.6 million, or 22% and 19%, respectively to $10.3 million and $28.5 million for the third quarter and first nine months of fiscal 2006 when compared to the same periods in fiscal year 2005. Total cost of revenues as a percentage of total revenues was 33% and 31% for the third quarter and first nine months of fiscal year 2006, compared to 31% and 30% for the third quarter and first nine months of fiscal year 2005. Overall gross profit increased by $2.2 million and $7.5 million, or 11% and 14%, to $21.4 million and $61.9 million for the third quarter and first nine months of fiscal year 2006 when compared to the third quarter and first nine months of fiscal year 2005. Total gross profit as a percentage of total revenues was 67% and 69% for the third quarter and first nine months of fiscal year 2006 compared to 69% and 70% for the third quarter and first nine months of fiscal year 2005. Although we were able to increase our overall gross product dollars from generating higher levels of services and post-contract support revenue, our overall gross profit percentage was lower when comparing fiscal year 2006 to fiscal year 2005. Revenues generated from our services and post-contract support carry a lower gross margin percentage than our product license revenue.

Cost of Revenues—Product Licenses

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Cost of product licenses	$1,076	$1,207	(11%)	$3,051	$3,567	(14%)
Cost of amortization of capitalized software from acquisitions	661	643	3%	1,520	1,749	(13%)

Total cost of product licenses	$1,737	$1,850	(6%)	$4,571	$5,316	(14%)

Gross profit — product licenses	$12,439	$11,808	5%	$36,654	$34,796	5%
As a percentage of product license revenue:
Cost of product licenses	7%	9%		7%	9%
Cost of amortization of capitalized software from acquisitions	5%	5%		4%	4%
Total cost of product license revenues	12%	14%		11%	13%
Product license gross margin	88%	86%		89%	87%
     Cost of Revenues for Product Licenses. Cost of product licenses includes costs of licensing third-party software embedded in or sold in conjunction with our software products, amortization of capitalized software from acquisitions and expenses incurred to manufacture, package and distribute our software products and related documentation. Cost of revenues for product licenses in the third quarter and first nine months of fiscal year 2006 totaled $1.1 million and $3.1 million, respectively, a decrease of $0.1 million and $0.5 million, from $1.2 million and $3.6 million in the third quarter and first nine months of fiscal year 2005. Gross profit as a percentage of revenues for product licenses was up to 88% and 89% for the third quarter and first nine months of fiscal year 2006 compared to 86% and 87% for the same periods in fiscal year 2005. The slight decrease in cost of revenues for product licenses was attributable to lower third-party software royalty costs associated with technology incorporated into our Universal Content Management products. During the first quarter of fiscal year 2006, we acquired the source code for our Sarbanes-Oxley application from e-Onehundred Group, which contributed to lower third-party royalty costs during the second and third quarters of fiscal year 2006. These reductions were partially offset by lower Content Component software product license revenue during the third quarter and first nine months of fiscal year 2006 when compared to the same periods in the prior year, which carries a lower cost of revenue than our Universal Content Management software revenue.
     Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.7 million and $1.5 million for the third quarter and first nine months of fiscal year 2006 compared to $0.6 million and $1.7 million for the third quarter and first nine months of fiscal year 2005. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisitions of RESoft, Kinecta, Active IQ, Ancept, Optika and the e-Onehundred Group, in July 2001, April 2002, March 2003, August 2003, May 2004 and June 2005, respectively. Amortization of capitalized software had decreased 13%, or $0.2 million, for the first nine months of fiscal year 2006 when compared to the same period in the prior year. This decrease relates to the completion of amortization of capitalized software related to our acquisition of Kinecta during our fiscal year 2005. This was partially offset by amortization expense recognized in connection with our acquisition of Optika starting in June of 2004 and the e-Onehundred Group in July of 2005. We acquired technology from the companies listed above for incorporation into our Universal Content Management products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues — Services

	Three Months Ended December 31,			Nine Months Ended December 31,
In thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Services	$6,831	$5,195	31%	$18,340	$14,805	24%
Gross profit — services	$791	$315	151%	$1,380	$105	1214%
As a percentage of respective revenue:
Cost of services	90%	94%		93%	99%
Gross profit	10%	6%		7%	1%
     Cost of Revenues for Services. Cost of services revenues, consisting of personnel, billable and unbilled travel expenses and other operating expenses, increased by $1.6 million and $3.5 million, or 31% and 24%, respectively, to $6.8 million and $18.3 million for the third quarter and first nine months of fiscal year 2006 when compared to the same periods in the prior year. Gross profit as a percentage of revenues for services improved to 10% and 7% for the third quarter and first nine months of fiscal year 2006 compared to gross margin percentages of 6% and 1% for same periods in fiscal year 2005. The increase in consulting service costs when comparing the third quarter of fiscal year 2006 to the third quarter of fiscal year 2005 is due primarily to our acquisition of the e-Onehundred Group in June 2005 and additional personnel costs incurred to generate the overall increase in our services revenue. We have made significant changes during the first nine months of fiscal year 2006, including the hiring of a new head of services in Europe, increasing our hourly billing rates, improving our utilization and implementing a web based time management system. We anticipate that our cost of consulting and training services as a percentage of total consulting and training revenue will continue to decrease and our gross profit as a percentage of services revenue to be 7% to 8% in the fourth quarter of fiscal year 2006 as we believe that we will continue to improve the utilization of the combined service departments of Stellent, Optika and the e-Onehundred Group and from the changes described above.
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
Cost of Revenues — Post-Contract Support

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Post-contract support	$1,747	$1,437	22%	$5,553	$3,734	49%
Gross profit — post-contract support	$8,157	$7,062	16%	$23,912	$19,527	22%
As a percentage of respective revenue:
Post-contract support	18%	17%		19%	16%
Gross profit	82%	83%		81%	84%
     Cost of Revenues for Post-Contract Support. Cost of post-contract support services, consisting of personnel and other operating expenses, increased by $0.3 million and $1.9 million, or 22% and 49%, respectively, to $1.7 million and $5.6 million for the third quarter and first nine months of fiscal year 2006 when compared to the same periods in fiscal year 2005. Gross profit as a percentage of post-contract support decreased to 82% and 81% for the third quarter and first nine months of fiscal year 2006 from 83% and 84% for the third quarter and first nine months of fiscal year 2005. The increase in the gross profit dollars was due to a growing install base of Universal Content Management and Content Component customers. The slight decrease in gross profit as a percentage of post-contract support revenue was due to the additional personnel costs associated with our 24/7 support staff and other technical support groups. We anticipate our gross profit as a percentage of post-contract support revenue to be 82% to 83% in the fourth quarter of fiscal year 2006.
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

OPERATING EXPENSES
Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Sales and marketing	$11,282	$10,742	5%	$34,430	$31,462	9%
Percentage of total revenues	36%	39%		38%	40%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $11.3 million and $34.4 million for the third quarter and first nine months of fiscal year 2006, an increase of $0.6 million and $2.9 million, or 5% and 9%, respectively, when compared to the same periods in fiscal year 2005. As a percentage of total revenues, sales and marketing expenses were 36% and 38% for the third quarter and first nine months of fiscal year 2006 compared to 39% and 40% for the third quarter and first nine months of fiscal year 2005. During the first nine months of fiscal year 2006, we incurred severance costs associated with the departure of our Executive Vice President of Field Operations and higher levels of costs associated with sales conferences. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel and the sales restructuring actions undertaken during the current and prior fiscal year. We anticipate our sales and marketing expenses as a percentage of total revenue to increase and to be 36% to 37% in the fourth quarter of fiscal year 2006 as we have our annual user group conference and are planning two major product releases within our compliance area. Ultimately, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
General and administrative	$3,208	$3,583	(10%)	$9,190	$9,164	—%
Percentage of total revenues	10%	13%		10%	12%
     General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and certain information technology, as well as professional fees, bad debt expense and other operating costs. For the third quarter and first nine months of fiscal year 2006, general and administrative expenses were $3.2 million and $9.2 million, a decrease of $0.4 million and $0, or (10%) and 0%, respectively, from $3.6 million and $9.2 million for the third quarter and first nine months of fiscal year 2005. The decrease in general and administrative expenses in the third quarter of fiscal year 2006 when compared to the same period in fiscal year 2005 was due to lower levels of professional fees and other consulting costs related to our compliance with the Sarbanes-Oxley Act of 2002. These reductions were partially offset by $185 of additional litigation expense associated with the final settlement of our federal securities shareholders’ lawsuit. We expect general and administrative expenses will continue to be approximately 9% to 10% of total revenue in the fourth quarter of fiscal year 2006. If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could result in an increase of our general and administrative expenses.

Research and Development

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Research and development	$5,010	$4,617	9%	$14,561	$13,282	10%
Percentage of total revenues	16%	17%		16%	17%
     Research and development expenses consist of salaries and benefits, third-party contractors and other operating costs associated with our product development and quality assurance activities. For the third quarter and first nine months of fiscal year 2006, research and development expenses totaled $5.0 million and $14.6 million, increases of $0.4 million and $1.3 million, respectively, when compared to $4.6 million and $13.3 million for the third quarter and first nine months of fiscal year 2005. Our research and development efforts continue to be focused on enhancing our many products, which increase customer value through the interoperability of those products. These products include Universal Content Management, which includes our Sarbanes-Oxley application and our Content Components software. During first nine months of fiscal year 2006, we announced the release of version 7.5 of our Multi-Site Web Content Management application, which provides a more robust management foundation for deploying and maintaining multiple Web sites. The increase in research and development expense for the third quarter of fiscal year 2006 when compared to the same period of the prior year was due to hiring additional employees to support the many product enhancement initiatives currently underway for those products mentioned above. The increase in research and development for the first nine months of fiscal year 2006 when compared to the first nine months of fiscal year 2005 was due to employee related costs. We believe that our research and development expense as a percentage of total revenue will be approximately 16% to 17% in the fourth quarter of fiscal year 2006.
Acquisition-Related Sales, Marketing and Other Costs
     Acquisition-related sales, marketing and other costs of $0.9 million in the nine months ended December 31, 2004 related to the May 2004 Optika acquisition. Approximately $0.6 million of these costs related to advertising done in various periodicals announcing the completion of the Optika acquisition. We have generally not done this type of advertising in the past. Because we believe market trends may result from consolidation of the content management software market, from time to time we may seek to acquire businesses, products or technologies that are complementary to our business. Depending on the size, nature and structure of any future business acquisitions, our acquisition-related expenses may increase substantially.
Amortization of Acquired Intangible Assets and Other

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Amortization of acquired intangible assets and other	$128	$175	(27%)	$502	$529	(5%)
Percentage of total revenues	—%	1%		1%	1%
     During the third quarter and first nine months of fiscal year 2006, amortization of acquired intangible assets consisted of amortization expense associated with the amount of the purchase price allocated to Optika’s and e-Onehundred Group’s customer base and stock compensation expense related to unvested stock options acquired in the acquisition of Optika. During the third quarter and first nine months of fiscal year 2005, additional amortization expense was recognized in connection with our acquisition of CCD in July 2000, RESoft in July 2001 and Kinecta in April 2002.

Restructuring Charges

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Restructuring charges	$67	$—	100%	$732	$2,461	(70%)
Percentage of total revenues	—%	—%		1%	3%
     We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the information technology markets in the United States and in Europe. During the third quarter of fiscal year 2006, we recognized $67 of additional expense which represents the remaining severance costs associated with the restructuring charge taken during the second quarter of fiscal year 2006. We do not anticipate any additional expense to be recognized related to this restructuring. In total we recognized a restructuring charge of $575 related to the reorganization of our international sales operations and the consolidation of certain general and administrative activities during the second quarter of fiscal year 2006. Also during the first nine months of fiscal year 2006, we recognized $74 of additional costs associated with the restructuring actions taken during the fourth quarter of fiscal year 2005 related to the closure of our Mexican operations. These additional costs were partially offset by a change in estimate resulting in a $57 reduction of expense related to our Massachusetts facility as a result of reaching a buyout arrangement on the remaining lease obligation. During the first quarter of fiscal year 2005, in connection with the Optika acquisition and management’s plan to reduce costs and improve operating efficiencies, we recorded a restructuring charge of approximately $2.5 million. The restructuring charge was comprised of severance pay and benefits related to the involuntary termination of employees of approximately $1.9 million with the remaining $0.6 million related to the closing of excess facilities and other exit costs. These cost reduction measures were taken to take advantage of the cost synergies from the Optika acquisition. However, we may be required to re-invest in certain areas to expand our customer base, grow our revenues and invest in product development, which may eliminate or exceed these cost savings.
Other Income (Expense)

	Three Months Ended December 31,			Nine Months Ended December 31,
In Thousands, Except for Percentages	2005	2004	Change	2005	2004	Change
Interest income	$590	$125	372%	$1,483	$468	217%
Percentage of total revenues	2%	—%		2%	1%
     Interest income, net increased by $0.5 million and $1.0 million or 372% and 217%, for the third quarter and first nine months of fiscal year 2006 when compared to the same periods in the prior year. The increase was due to higher levels of invested funds and an increase in market interest rates during the past twelve months.
Net Operating Loss Carryforwards
     As of March 31, 2005, we had net operating loss carryforwards of approximately $152.4 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. In August 2005, we completed our NOL carryforward study with an outside professional firm. Of the total $152 million we had in NOL carryforwards at March 31, 2005, $85 million is U.S. based and is not subject to limitations, and $35 million is U.S. based and is subject to limitations. We acquired this $35 million NOL from our acquisition of Optika in May 2004. Approximately $26 million is foreign based and is not subject to limitations and $6 million is foreign based and subject to limitations. Even though we have substantial NOLs without limitations, we are still subject to U.S. Alternative Minimum Tax and FAS109 taxes related to prior asset based acquisitions, which were reflected in our second and third quarters of fiscal year 2006. We have provided a valuation allowance against the entire deferred tax asset as of March 31, 2005 and December 31, 2005 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets. We currently anticipate the impact to our Statement of Operations will result in the recognition of a tax benefit in the range of $45 million to $55 million. This amount is subject to change based upon the balance of the deferred tax asset as of the date the valuation allowance is removed.

Liquidity and Capital Resources
     We have funded our operations and satisfied our capital expenditure requirements primarily through public offerings of securities and cash flow from operations.
     To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the first nine months of fiscal year 2006 were $4.7 million, most of which related to the move into our new corporate headquarters. We also entered into capital and operating leases for facilities and equipment totaling $1.1 million during the first nine months of fiscal year 2006. We expect that our capital expenditures will increase as our employee base grows.
     As of December 31, 2005, we had $75.9 million in cash and marketable securities and $60.3 million in working capital. We currently believe that our cash and cash equivalents and marketable securities on hand will be sufficient to meet our working capital requirements for the foreseeable future. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes, and may seek to raise such funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.
     We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.
     Cash, cash equivalents and marketable securities increased $3.1 million, or 4%, to $75.9 million as of December 31, 2005 from $72.8 million at March 31, 2005. This increase was due to the $8.9 million of cash generated from operations and $5.6 million from the issuance of our stock through the exercise of stock options, and was partially offset by $5.3 million of cash used in the acquisition of e-Onehundred Group in June 2005.
Cash provided by (used in) was as follows:

	Nine Months Ended
	December 31,
In Thousands	2005	2004
Cash provided by (used in) operating activities	$8,862	$(390)
Cash used in investing activities	(24,968)	(1,190)
Cash provided by financing activities	5,228	2,526
     Operating Activities. Net cash provided by operating activities of $8.9 million in the nine months ended December 31, 2005 resulted from net income of $3.9 million. After excluding the effects of non-cash expenses including depreciation and amortization of $2.0 million, amortization of intangible assets of $2.0 million and lease incentives of $1.0 million, the adjusted cash provided before the effect of changes in working capital components was $8.9 million. Additional cash provided was the result of a $1.8 million increase in accrued liabilities, a decrease in net trade accounts receivable of $0.7 million, and a decrease in prepaid expense of $0.1 million. Cash used in operating activities included a decrease in accounts payable of $1.9 million and a decrease in deferred revenue of $0.8 million.
     A number of non-cash items were charged to expense and reduced our net income or increased our net loss for the nine months ended December 31, 2005 and 2004, respectively. These items include depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no net impact on our operating cash flows because the change in net income (loss) will be offset by a corresponding and opposite change in the non-cash adjustment.
     Our primary source of operating cash flow is the collection of trade accounts receivable from our customers, offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 89 days and 98 days for the nine months ended December 31, 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.
     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.
     Investing Activities. Net cash used in investing activities was $25.0 million for the nine months ended December 31, 2005. This resulted from $14.8 million of net purchases of marketable securities, $5.3 million used in the e-Onehundred acquisition, $4.7 million to purchase property and equipment and $0.1 million related to other prior acquisition activities. During the second quarter of fiscal year 2006, we completed the move into our new corporate headquarters. In connection with this move, we were provided with $1.0 million of tenant improvements by our landlord, which was included in our $4.7 million of property and equipment purchases.

     Generally, our investment portfolio is classified as held to maturity. Our investments objectives are to preserve principal and provide liquidity, while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity.
     We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. However, since we have completed the move into our new corporate headquarters, we expect our capital expenditures to be lower for the fourth quarter of fiscal year 2006.
     Financing Activities. Net cash provided by financing activities of $5.2 million in the first nine months ended December 31, 2005 included approximately $5.6 million in net proceeds from the issuance of common stock related to the exercise of employee stock options and employee stock purchase plan. We also made $0.4 million of payments under capital leases during the first half of fiscal year 2006.
     Our cash flows from financing activities are the result of cash receipts from the issuance of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. Upon all the available shares being issued under the Employee Stock Purchase Plan, it is our current intention not to authorize additional shares under this plan. Based on historical levels of employee participation and contributions, the last six-month plan period will end January 31, 2006.
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
Recent Accounting Pronouncements
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP must be applied to reporting periods beginning after December 15, 2005. The adoption of this statement during our third quarter of fiscal year 2006 did not have a material impact on our consolidated financial statements.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) will, with certain exceptions, require entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements. The measurement of that cost will be based on the fair value of the equity or liability instruments issued. We are required to adopt Statement 123(R) in the first interim period beginning after our fiscal year 2006. As part of this adoption, we will begin expensing options effective April 1, 2006 and have also elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, we anticipate recognizing approximately $4.2 million of compensation expense during our fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

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
     The Fee is Fixed or Determinable — If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable; revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed or determinable if they are payable within twelve months.
     Collectibility is Probable and Supported — We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for which there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.
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

     Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development, training and billable expenses. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee or a percentage of product list price, as applicable. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are typically not provided without the purchase of PCS. We typically have not granted specific upgrade rights in our license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.
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
Workforce Reductions
     In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At December 31, 2005, approximately $0.5 million was accrued for future severance and termination benefits payments that is payable through June 2006.
Excess Facilities
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs, if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At December 31, 2005, we had approximately $0.2 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each period based on current real estate market conditions.

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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2005, we have recorded a full valuation allowance of $74.5 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $120 million and foreign net operating losses of approximately $32.0 million at March 31, 2005, which begin to expire in 2010. In the past quarter, we have completed our NOL carryforward study with an outside professional firm. Of the total $152 million we had in NOL carryforwards at March 31, 2005, $85 million is U.S. based and is not subject to limitations and $35 million is U.S. based and is subject to limitations. We acquired this $35 million NOL from our acquisition of Optika in May 2004. Approximately $26 million of this NOL is foreign based and not subject to limitations and $6 million is foreign based and is subject to limitations. Even though we have substantial NOLs without limitations, we are still subject to U.S. Alternative Minimum Tax and tax expense required to be recognized pursuant to FAS109, which were reflected in our second quarter fiscal year 2006.
     Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.
     We will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately when it is determined that the “more likely than not” approach is satisfied. Once we have determined that the “more likely than not” approach has been satisfied and the valuation allowance is fully removed, we currently anticipate the impact to our Statement of Operations will result in the recognition of a tax benefit in the range of $45 million to $55 million. This amount is subject to change based upon the balance of the deferred tax asset as of the date the valuation allowance is removed.
Valuation and Evaluation of Impairment of Long-lived Assets
     We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on our review no impairment of long-lived assets has occurred through December 31, 2005.
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
     We have determined that we have two reporting units. We performed and completed our required annual impairment testing on January 1, 2006 in accordance with SFAS No. 142. Upon completing our review, we determined that the carrying value of our recorded goodwill as of this date had not been impaired and no impairment charge was recorded.

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
     We have no history of investing in derivative financial instruments, and do not anticipate doing so in the future. Many transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Any transactions that are currently entered into in foreign currency are not deemed material to the financial statements. Thus, the exposure to market risk is not material.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, the Company is subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit was a consolidation in Federal District Court for the District of Minnesota of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006. No further expenses of any significance are anticipated with this lawsuit.
     Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. Because a special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers, the Company believes the case is entirely without merit and has moved to dismiss the action.

ITEM 1A. RISK FACTORS
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
WE HAD BEEN NAMED AS A DEFENDANT IN SECURITIES CLASS ACTION LAWSUITS AND WE MAY IN THE FUTURE BE NAMED IN ADDITIONAL LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.
     Stellent, along with certain current and former officers and directors, was a defendant in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit was a consolidation in Federal District Court for the District of Minnesota of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006. No further expenses of any significance are anticipated with this lawsuit.
     Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. Because a special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers, management believes the case is entirely without merit and has moved to dismiss the action.
     Securities class action litigation has often been brought against companies following periods of volatility in the price of their securities. This risk is greater for technology companies, which have experienced greater-than-average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class-action claims than companies in other industries. Stellent may in the future again be the target of this kind of litigation, and such litigation could also result in substantial costs and divert management’s attention and resources.

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
CHARGES TO EARNINGS RESULTING FROM THE APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING MAY ADVERSELY AFFECT OUR MARKET VALUE.
     In accordance with accounting principles generally accepted in the United States of America, we have accounted for the recent acquisitions using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total purchase price in an acquisition to the acquired company’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of the closing of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with acquisitions. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired; we may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
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

STELLENT, INC.

(Registrant)

Date: February 9, 2006	By: /s/ Robert F. Olson
Robert F. Olson,
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)

Date: February 9, 2006	By: /s/ Gregg A. Waldon

Gregg A. Waldon
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)