Form 10-K
period 2006-03-31
STELLENT INC
filed 2006-06-14
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19817

Stellent, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1652566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7500 Flying Cloud Drive, Suite 500

Eden Prairie, MN 55344

(Address of principal executive offices and zip code)

(952) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act: Preferred Share

Purchase Rights; Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 30, 2005 was approximately $221,109,000 based on the closing sale price for the registrant’s common stock on that date as reported by The NASDAQ Stock Market. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant, as well as shareholders holding 10% or more of the outstanding common stock as reflected on Schedules 13D or 13G filed with the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

As of June 2, 2006, the registrant had approximately 29,555,000 shares of common stock issued and outstanding.

STELLENT, INC.

FORM 10-K
For the fiscal year ended March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual meeting of Shareholders to be held on August 1, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K. (The Compensation Committee Report and the stock performance graph contained in the registrant’s Proxy Statement are expressly not incorporated by reference in this Annual Report on Form 10-K). The Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2006.

Item 1.   Business

Forward-Looking Statements

The information presented in this Annual Report on Form 10-K under the headings “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of our company’s management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in the Annual Report on Form 10-K, the words “approximate”, “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, such statements are subject to risks and uncertainties, including those discussed under “Item 1A. Risk Factors” of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

OVERVIEW

In 1997, we launched one of the first software product suites on the market that was fully developed and created expressly for Web-based content and document management. At the time, content management—today considered a critical component of an organization’s communication and information technology (IT) infrastructure—was an emerging technology used to help companies easily and quickly share information with employees, partners, customers and prospects using the World Wide Web.

Currently, our suite of software solutions help customers worldwide solve business problems related to efficiently creating, managing, sharing and archiving critical information.

We help our customers optimize the use of our software products by providing them with value-based consulting services related to their content management needs. We also provide our customers with a range of product support programs that allow them to select maintenance and support services that are appropriate for their business.

PRODUCTS AND SERVICES

Stellent’s products and services consist of content management, filtering and conversion software products; electronic content management consulting services; and post-contract software maintenance and support.

Content Management, Filtering and Conversion Software

Universal Content Management is Stellent’s primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information—such as records, legal documents such as contracts, business documents, presentations, Web content and graphics—via the Web, from the time it’s created to the time it’s archived or disposed of, so employees, customers, partners and investors can more easily find, access and re-use that information. With Stellent software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.

Our Universal Content Management software addresses the key elements of content management—document management and imaging, Web content management, digital asset management, records and retention management, and collaboration—from a unified architecture, enabling customers to fully leverage their content management investment across the organization. We believe our tightly integrated products allow companies to implement content management-based applications using fewer products and consulting services than other content management offerings, which can lead to a lower total cost of ownership.

Both technical and non-technical users find using the Stellent system easy. Users can submit, or contribute, business content—such as a word processing document, spreadsheet, CAD file or image—to the Stellent system, and the Stellent technology automatically converts the file to a format that can be viewed on a Web site without needing the software application that created the file. This automatic conversion capability enables even non-technical users to easily publish information to a site, such as an employee portal or partner extranet, so the information can be shared with other users.

Our Universal Content Management software is comprised primarily of Stellent Content Server—a data repository that provides a core set of content services to help ensure users can access only the most current information as appropriate to their role or permissions—the following five key content management application modules:

•        Web Content Management:   Enables organizations to create web content, and manage and publish Web sites.

•        Document Management and Imaging:   Provides Web-based management, collaboration and access to business information created in common office software applications or created as paper documents which are then converted into electronic images.

•        Digital Asset Management:   Enables digital assets—such as photos, graphics, audio clips and video clips—to be searched, accessed, viewed, managed, distributed and re-purposed via the Web.

•        Records and Retention Management:   Provides a Web-based method for managing business records and creating rules—such as expiration, archiving and deletion—regarding how long content needs to be retained and what actions to take regarding the content.

•        Collaboration Management:   Enables the creation of a project or team space for sharing documents, schedules and discussions among a team via the Web.

Stellent also offers end-user and OEM customers the content filtering and conversion components of its Universal Content Management software. These technologies make information created in more than 390 common office software applications more accessible to the business users who need it. Since business information is often difficult to access without the native software application in which it was created, Stellent’s technologies convert files into any one of 11 common output formats, empowering users to locate and view information without needing the software application that created the file. Other technology companies embed these technologies in their own solutions to enable them to extract text and metadata and provide a high-fidelity view of file contents.

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

Product Support

We offer several product support programs that allow customers to select the offering(s) that best satisfies their maintenance and support requirements. From the initial installation and configuration of Stellent to the point of application deployment, our product support resources offer customer service through quick response time, trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer’s normal business hours. Additional support offerings are available which supplement the customer’s product support requirements.

Product support offerings are renewable on an annual basis and are typically priced as a percentage of the product license fees or percentage of product list price.

MARKETS AND CUSTOMERS

As of March 31, 2006, approximately 4,153 end-user content management, viewing and conversion customers and 549 OEM customers had selected Stellent solutions to power their content-centric business applications. No single customer accounted for ten percent or more of our total revenues in fiscal year 2006.

Customers primarily use our products as follows:

•        Enterprise Content Management:   Enterprise content management (ECM) is an infrastructure for all content-based applications—such as public-facing Web sites, corporate intranets, dealer and partner extranets, human resource portals, customer service Web sites, marketing brand management, and accounts payable imaging—within an enterprise, allowing organizations to strategically select, deploy and maintain an effective, efficient knowledge platform within their organizations. Often times, the ability to provide an ECM infrastructure is a requirement in line-of-business transactions as companies look ahead to other upcoming content management needs.

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

•        Governance, Risk and Compliance:   The increasingly expanded visibility of various compliance requirements—most notably Sarbanes-Oxley—continues to be a significant factor in technology infrastructure and application purchasing decisions. Compliance solutions powered by content management technologies—both as platforms to support multiple compliance initiatives across organizations and specific solutions to individual regulatory challenges—assist organizations in their compliance processes by automating the capture, management, retention and disposition of critical documentation for processes, objectives and risks, as well as the long-term management of the physical and electronic documentary evidence of regulatory compliance.

•        Enterprise Records and Retention Management:   The tremendous amount of content companies generate is stored in a variety of repositories and applications across the organization. Much of the content is redundant, outdated and counterproductive, and some of it poses a compliance and legal risk for the companies. In order to alleviate this risk and efficiently manage the volumes of content, organizations need to retain only as much content as is necessary; consistently and universally apply policies on how long content should be kept; apply legal holds promptly and universally; and enable the right people with the technology needed to properly design the policies. Stellent’s enterprise records and retention management solution offers a single platform that applies records policies, retention policies, legal discovery and content holds to all relevant content across an organization—regardless of where it is stored and without requiring it to be moved—in a consistent, legally defensible way.

•       Content Filtering and Conversion:   Stellent’s content filtering and conversion technologies support multiple operating systems and international environments. These technologies enable access to content in applications for diverse markets such as content management, search and retrieval, security and policy management, mobile and wireless, messaging, collaboration and publishing.

SALES AND MARKETING

We market and sell our products using a combination of direct and indirect distribution channels primarily in North America and Europe. Our primary distribution channel is our direct sales force, which targets mid- and large-size organizations. Our sales personnel work with target accounts to address unsolved business needs which can be satisfied by the application of a business process built around our Stellent Universal Content Management software. The analysis process will typically include a business process and technical systems evaluation performed by our pre-sales personnel, followed by demonstrations of our products’ capabilities and direct negotiations with our sales staff. As part of our selling model, Stellent has chosen to focus on specific vertical markets where we have developed subject matter expertise in these markets to solve common business problems. In addition, we have used internal and external telemarketing operations that are responsible for customer prospecting, lead generation and follow-up. These activities identify and develop leads for further sales efforts by our direct sales force. As of March 31, 2006, we had a worldwide total of 122 direct and indirect sales and sales support personnel and 27 marketing personnel, which includes business development and alliances.

We also use indirect sales channels to increase the distribution and visibility of our products through strategic alliances with resellers, OEMs, key systems integrators and other channel partners in both domestic and international markets.

We currently have operations or collaborations in Australia, Germany, Japan, Korea, the Netherlands, the United Kingdom and the United States. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct and indirect sales and support personnel, and how well we continue to establish and maintain relationships with our strategic partners, OEMs, key systems integrators and other channel partners.

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

CONTRACTS

The types of license contracts we enter into with our customers are typically perpetual arrangements for our end-user customers or are term-based arrangements for our OEM customers. Virtually all of our customers initially purchase maintenance contracts, which entitle them to unspecified upgrades and product support. The primary reward or benefits to us of a perpetual licensing arrangement is the annual renewal of post-contract support. The primary benefit of a term-based license is the ability to predict future license revenue streams from that customer. The primary risk associated with the perpetual licensing arrangement is the non-renewal of post-contract support. The primary risk of a term-based license arrangement is the potential non-renewal of that arrangement. Many of our direct customers enter into services arrangements, which may include needs assessment, software integration, security analysis, application development and training. Application development generally is not critical to the functionality of the delivered software.

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

RESEARCH AND DEVELOPMENT

We have made substantial investments in research and development through both internal development and technology acquisitions. Our research and development expenditures for fiscal 2004, 2005 and 2006, were approximately $13.3 million, $18.0 million and $20.2 million, respectively. Research and development expenses represented 18%, 17%, and 16%, respectively, of total revenue in those years. We expect that we will continue to commit significant resources to research and development in the future. As of March 31, 2006, we had 150 employees engaged in research and development activities.

In order to continue to provide product leadership in the content management and content components market, we intend to make major product releases approximately once per year. The success of new introductions is dependent on several factors, including timely completion and market introduction of new products, differentiation of new products and enhancements from those of our competitors and market acceptance of new products and enhancements.

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

ACQUISITIONS

In June 2005, we acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5.0 million in cash, 274,000 shares of the Company’s stock valued at $2.0 million and a potential $2.0 million cash earn-out over a one-year period based upon revenue performance. We acquired certain assets of the e-Onehundred Group to strengthen our domain expertise and to add to our product set which will enable us to more quickly capitalize on the growing financial compliance market by efficiently building a portfolio of applications on top of its scalable compliance platform.

SUPPLIERS

We have no sole source or limited source suppliers that we materially depend upon for our products described above.

COMPETITION

The market for content management and content transformation software is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and enhancements and other market activities of industry participants. We believe our competitive advantages include superior technology and lower overall cost of ownership. However, we expect competition to persist and intensify in the future. Our primary source of competition across the range of our product and service offerings is from content management products offered by companies such as EMC Corporation, FileNET Corporation, IBM Corporation, Interwoven, Inc., Microsoft Corporation, and Vignette Corporation. We also compete with current or potential customers who may develop solutions internally. Our governance, risk and compliance solutions primarily compete with specialty providers in the area, including OpenPages, Paisley Consulting, and Bwise. Our competitive advantage over these providers is the underlying ECM platform that we leverage as well as our financial viability. In the area of content filtering and conversion technologies, our primary competition is Verity, which was recently acquired by Autonomy.

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

EMPLOYEES

As of March 31, 2006, we had 560 employees. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. From time to time we also employ independent contractors to support our services, product development, sales and marketing departments. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

Item 1A. Risk Factors

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The risks and uncertainties described below are not the only risks we face. These risks include those that we consider to be significant at this time to investment decisions regarding our common stock. There may be risks that you, in particular, view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, they could have a material adverse effect on our business, results of operations and financial condition could be seriously harmed, and the trading price of our common stock could decline.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR CONTENT MANAGEMENT SOFTWARE, FOR OUR REVENUES; IF OUR CONTENT MANAGEMENT SOFTWARE DOES NOT GAIN AND MAINTAIN CUSTOMER ACCEPTANCE, OUR REVENUES AND OPERATING RESULTS MAY SUFFER.

We currently derive all of our revenues from product licenses and services associated with our suite of content management and viewing, software products. The market for these products is new and rapidly evolving. We cannot be certain that a viable market for our products will continue or that it will be sustainable. If we do not increase employee productivity and revenues related to our existing products or generate revenues from new products and services, our business, operating results and financial condition may be materially adversely affected. We will continue to depend on revenues related to new and enhanced versions of our software products for the foreseeable future. Our success will largely depend on our ability to increase sales from existing products and generate sales from product enhancements and new products. We cannot be certain that we will be successful in upgrading and marketing our existing products or that we will be successful in developing and marketing new products and services. The market for our products is highly competitive and is subject to rapid technological change. Technological advances could make our products less attractive to customers and adversely affect our business. In addition, complex software product development involves certain inherent risks, including risks that errors may be found in a product enhancement or new product after its release, even after extensive testing, and the risk that discovered errors may not be corrected in a timely manner.

IF WE CANNOT COST-EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH CONSISTS PRIMARILY OF OUR PROPRIETARY SOFTWARE PRODUCTS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION MAY SUFFER.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS IF OUR SOFTWARE PRODUCTS DAMAGE CUSTOMER’S DATA, FAIL TO MAINTAIN ACCESS SECURITY OR OTHERWISE FAIL TO PERFORM TO SPECIFICATIONS, WHICH COULD HARM OUR OPERATING RESULTS AND FINANCIAL POSITION AND REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

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

FUTURE REGULATION OF THE INTERNET COULD BE ADOPTED THAT WOULD RESTRICT OUR BUSINESS, WHICH MAY LIMIT OUR ABILITY TO GENERATE REVENUES FROM OUR PRODUCTS.

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

Shareholder class-action suits have been filed naming Stellent and certain of our current and former officers and directors as co-defendants. We have reached a final settlement during fiscal year 2006 and we do not anticipate any further litigation costs associated with lawsuit. Also, certain current and former officers and directors were named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers. The Company moved to dismiss the action. While the motion to dismiss was pending the Company's insurance carriers, because of the ongoing expense of litigation and the role the plaintiff's counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $250,000. The settlement is subject to preliminary and final court approval. The settlement will be paid entirely from proceeds of an insurance policy.

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

THE MARKET PRICE OF OUR COMMON STOCK COULD FLUCTUATE SIGNIFICANTLY DUE TO VARIATIONS IN OUR OPERATING RESULTS, CHANGES IN THE SOFTWARE INDUSTRY AND OTHER FACTORS.

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

WHEN WE BEGIN ACCOUNTING FOR STOCK-BASED COMPENSATION USING THE FAIR VALUE METHOD, IT WILL SIGNIFICANTLY INCREASE OUR COMPENSATION EXPENSE.

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests, which will increase our compensation expense significantly. We adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, we began expensing options effective April 1, 2006. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, we anticipate recognizing $4.0 million to $6.0 million of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

NEW LEGISLATION IS LIKELY TO IMPACT OUR FUTURE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, that will continue to have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives which following several highly publicized corporate accounting and corporate governance failures, have increased general and administrative costs. Additional regulatory changes may increase our costs further. Further, the impact of these changes may increase costs incurred by our customers and prospects, which could result in delays or cancellations in spending on enterprise content management software and services like those that we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

In May of 2005, we entered into a six-year lease of approximately 42,000 square feet of a facility located in Eden Prairie, Minnesota. We moved our corporate headquarters to this facility in the quarter ended September 30, 2005. In connection with our acquisition of Optika in May 2004, we assumed a lease with approximately 39,000 square feet of office space in Colorado Springs, Colorado which expires in March 2007.

In addition, domestically we lease approximately 1,000 square feet of office space in Massachusetts until September 2006; approximately 28,000 square feet of space in downtown Chicago, Illinois with a lease term expiring September 2006; approximately 5,000 square feet of space in New York, New York with a lease term expiring in September 2007; approximately 12,000 square feet in Redmond, Washington with a lease term expiring in December 2007; and approximately 7,000 square feet in Farmington, Connecticut with a lease term expiring in December 2009; during fiscal year 2006, we terminated office lease space of 6,000 and 1,600 square feet in Massachusetts and Grand Forks, North Dakota, respectively. Internationally we lease approximately 9,000 square feet in London, United Kingdom with a lease term expiring in April 2016, approximately 4,000 square feet in Tokyo with a lease term expiring in December 2007; and approximately 6,000 square feet in the Netherlands with a lease term expiring in June 2006. Management believes that our facilities are suitable and adequate for current office requirements.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to various claims and litigation, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit was a consolidation in Federal District Court for the District of Minnesota of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006. No further expenses are anticipated with this lawsuit.

Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the

Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers. The Company moved to dismiss the action. While the motion to dismiss was pending the Company's insurance carriers, because of the ongoing expense of litigation and the role the plaintiff's counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $250,000.  The settlement is subject to preliminary and final court approval. The settlement will be paid entirely from proceeds of an insurance policy.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

Item 4A.   Executive Officers of the Registrant

    (a)  Executive Officers of the Registrant

The Executive Officers of our company are:

Name	Age	Position
Robert F. Olson	50	President and Chief Executive Officer and Chairman of the Board
Daniel P. Ryan	47	Chief Operating Officer
Darin P. McAreavey	37	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

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

Daniel P. Ryan has served as our Chief Operating Officer since March 2006, and has served as our Executive Vice President of Marketing and Business Development since April 2003, and as our Senior Vice President of Marketing and Business Development from April 2002 through March 2003. He has also served as our Senior Vice President of Corporate and Business Development from November 2001 to April 2002. From April 1999 to November of 2001, he served as Vice President of Marketing and Business Development. From September 1997 to April 1999, he served as Vice President of Marketing for Foglight Software, Inc., a developer of enterprise performance management solutions. Prior to that time, Mr. Ryan served as Director of Marketing for Compact Devices, Inc.

Darin P. McAreavey has served as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since June 2006, and served as our Corporate Controller from September 2004 to June 2006. From September 1995 to August 2004, Mr. McAreavey held senior accounting and financial management positions with Computer Network Technology Corporation, a provider of storage area networking products, software, services and solutions in the wide area network extension and networking market, including Director of Finance. Prior to that time, Mr. McAreavey was employed by KPMG LLP.

Officers of our Company are chosen by and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of our Company.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, is traded on The NASDAQ National Market under the symbol STEL. At June 2, 2006, our common stock was held by approximately 420 record holders. This does not include shareholders whose stock was held in the name of a bank, broker or other nominee. On June 2, 2006, the closing sale price of a share of our common stock was $11.47.

The high and low sale prices per share of our common stock for the four quarters during the fiscal years ended March 31, 2005 and 2006 were as follows:

	High	Low
Fiscal year ended March 31, 2005:
First Quarter	$8.95	$6.60
Second Quarter	8.66	6.05
Third Quarter	9.25	6.40
Fourth Quarter	9.21	8.01
Fiscal year ended March 31, 2006:
First Quarter	$8.76	$6.75
Second Quarter	8.84	7.12
Third Quarter	10.91	8.42
Fourth Quarter	12.25	9.29

Dividend Policy

Our Board of Directors declared and paid a quarterly cash dividend of $0.03 per share of common stock in the fourth quarter of fiscal year 2006. The total amount of the dividend was $0.9 million. In addition, the Board of Directors declared a dividend of $0.03 per share of common stock on May 9, 2006 to be paid on June 27, 2006 to stockholders of record on June 15, 2006. The determination to pay future dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Dirctors may deem relevent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ the Consolidated Statements of Shareholders’ Equity and Note 5 of the Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

We did not make any purchases of our equity securities during the fourth quarter of fiscal year 2006.

Item 6.                        Selected Financial Data

The Selected Consolidated Financial Data (in thousands except per share data) presented below as of and for each of the fiscal years in the five year period ended March 31, 2006 have been derived from our Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes.

	Year Ended March 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product licenses	$66,908	$40,364	$41,571	$54,376	$56,950
Services	9,648	9,726	14,349	19,772	26,836
Post-contract support	11,784	15,344	19,854	32,663	39,599
Total revenues	88,340	65,434	75,774	106,811	123,385
Cost of revenues:
Product licenses	5,005	6,480	4,936	5,017	3,886
Services	10,021	8,416	13,272	19,550	25,046
Post-contract support	3,371	3,730	3,885	5,350	7,269
Amortization of capitalized software from acquisitions	966	1,892	1,574	2,390	1,879
Total cost of revenues	19,363	20,518	23,667	32,307	38,080
Gross profit	68,977	44,916	52,107	74,504	85,305
Operating expenses:
Sales and marketing	46,672	38,343	39,122	42,365	46,787
General and administrative	11,884	11,301	8,856	14,097	12,282
Research and development	17,601	15,766	13,263	17,958	20,153
Acquisition—related sales, marketing and other costs	—	—	—	886	—
Acquisition and related costs	237	1,127	—	—	—
Amortization of acquired intangible assets and other	12,914	6,635	2,006	677	626
Impairment charge on fixed assets	—	—	—	375	—
Restructuring charges	—	4,368	743	3,673	1,123
Total operating expenses	89,308	77,540	63,990	80,031	80,971
Income (loss) from operations	(20,331)	(32,624)	(11,883)	(5,527)	4,334
Other income (expense):
Interest income (expense) net	3,755	1,957	982	822	2,181
Investment (impairment) gain on sale	(5,722)	(1,733)	388	(1,136)	—
Total other income (expense)	(1,967)	224	1,370	(314)	2,181
Net income (loss) before income taxes	(22,298)	(32,400)	(10,513)	(5,841)	6,515
Provision for income taxes	—	—	—	—	173
Net income (loss)	$(22,298)	$(32,400)	$(10,513)	$(5,841)	$6,342
Net income (loss) per common share:
Basic	$(1.00)	$(1.45)	$(0.48)	$(0.22)	$0.22
Diluted	$(1.00)	$(1.45)	$(0.48)	$(0.22)	$0.21
Cash dividends declared per common share	$—	$—	$—	$—	$0.03
Weighted average common shares outstanding:
Basic	22,286	22,345	22,028	26,244	28,266
Diluted	22,286	22,345	22,028	26,244	29,615

	As of March 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$96,158	$81,169	$73,512	$72,750	$81,753
Working capital	102,850	69,823	72,520	67,371	66,445
Total assets	165,926	129,709	124,688	187,652	206,549

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

In 1997, we launched one of the first software product suites on the market specifically developed and created for managing business information using the Web. From the beginning, Stellent focused on developing software that could be quickly implemented, easily used and easily scaled from line-of-business to enterprise-wide applications. This focus remains true today. While early on we developed document management and Web content management applications, in recent years we also expanded our product set to address market needs for an enterprise infrastructure for content-centric applications; Web-based management of business records; and a content management-based infrastructure to meet compliance mandates—particularly those regarding financial compliance, such as Sarbanes-Oxley.

The business information we manage for our customers is in an electronic form and is generally considered “unstructured data,” or data that is not easily managed by relational databases. In fact, the vast majority of information in any business is considered to be unstructured information, and typically resides in areas such as personal computers, conventional file servers and paper documents.

In fiscal year 2006, our software application modules included Web content management, document management and imaging, digital asset management, records and retention management, collaboration management, and content conversion and viewing. Currently, customers use our software to organize and maintain the electronic business information created by internal and external sources using a broad range of common software applications, such as Microsoft Office, AutoDesk AutoCAD and Sun StarOffice. This electronic business information includes items such as Web pages, digital assets, scanned images, Microsoft Word documents, business records, contracts, spreadsheets and forms.

Our software also assists in the conversion of paper documents to electronic format. Using Stellent technology, customers can then publish that information to public Web sites and/or secure Web sites available only to select audiences. Additionally, software vendors and manufacturers of electronic devices, such as cell phones and PDAs, embed our Stellent Outside In software within their own technology to enable users to access and view electronic information from those applications or devices. We market our products primarily to customers in the retail/consumer goods, financial services, healthcare (including insurance), government, and manufacturing industries located in the United States, Canada, Europe and Asia.

Our approach has been to develop our products internally and acquire select third-party technologies that enhance our products’ capabilities. This approach has resulted in an integrated software solution used by companies for line-of-business applications or enterprise-wide deployment.

In June 2005, we acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5.0 million in cash, 274,000 shares of the Company’s stock valued at $2.0 million and a potential $2.0 million cash earn-out over a one-year period based upon revenue performance. We acquired certain assets of e-Onehundred Group to strengthen our domain expertise and add to our product set which will enable us to more quickly capitalize on the growing financial compliance market by efficiently building a portfolio of applications on top of certain assets of e-Onehundred Group’s scalable compliance platform.

Market Trends

Overall the market trend for enterprise content management showed continued signs of improvement during fiscal year 2006. Our license revenue increased modestly by $2.6 million or 5% from fiscal year 2005 to fiscal year 2006. This compares to an increase of $12.8 million or 31% from fiscal year 2004 to fiscal year

2005, which was primarily due to our acquisition of Optika in May of 2004. We continue to experience a significant increase in our services, which grew 36% from fiscal year 2005 to fiscal year 2006, due in roughly equal parts to our acquisition of certain assets of the e-Onehundred Group in June of 2005 and to an increase in the number of consulting engagements. Also contributing to the overall increase in revenue from fiscal 2005 to 2006 was a 21% increase in our post-contract support. Our post-contract support renewal rate continues to be very high, a trend that we see continuing. During fiscal year 2006, we derived approximately 74% of our revenue from the United States market and approximately 26% from various international markets, primarily Europe. We have also been expanding into the Asian markets, particularly Japan, Korea and most recently Singapore. The percentage of revenue derived from Asia remains small compared to the United States and Europe.

We have continued to experience a shift in our revenue mix from product licenses to post-contract support and consulting services over the past several years as a result of our continued growth of our installed base. Our license revenue, as a percent of total revenue, has decreased from 55% to 51% to 46% in fiscal years 2004, 2005 and 2006, respectively, while our post-contact support revenue has increased from 26% to 30% to 32% in fiscal years 2004, 2005 and 2006, respectively. Our consulting services and training revenue, as a percent of total revenue, was 19%, 19% and 22% in fiscal years 2004, 2005 and 2006, respectively. We expect our installed software base to continue to grow, and with it our post-contract support revenue. With a larger portion of our revenues coming from both services and post-contract support, our overall gross margins may decrease. However, we anticipate our product license revenues for fiscal year 2007 to be approximately 47% to 49% of our total revenue. On a longer term basis, we are anticipating our product license revenue to increase to approximately 48-50% of our total revenue.

We believe Stellent today can compete effectively in a rapidly evolving marketplace. We believe the content management market is healthier than many other segments of the information technology sector and that it will perform better than the average information technology sector in customer spending during fiscal year 2007. We believe that:

•        the trend toward companies seeking solutions for managing multiple internal and external Web sites will continue,

•        content within the enterprise will continue to grow at a high rate,

•        vendor consolidation, and demand for integrated solutions, will continue to be a driving force in technology buying decisions; and

•        compliance mandates and records management initiatives are increasingly driving technology purchasing decisions, and influencing which vendors are selected to power information-related initiatives.

While we believe the general and long-term market trends identified above will create continued demand for our products, the market for content management software and our products at any particular time is highly dependent on information technology spending. Although we experienced an overall increase in our revenue for fiscal year 2006, the United States and international economic conditions continue to be a challenging environment to do business within, specifically for large capital expenditures. In addition, we believe continuing difficult economic and market conditions are putting pressure on the ability of certain content management software companies to survive as independent entities.

Restructurings

In connection with the Company’s plans to continue to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2006. The initial restructuring plan of fiscal year 2006 took place during the second quarter which included a plan to reorganize the Company’s international sales operations and consolidate certain general and administrative activities.

This restructuring included the termination of eight employees and the closure of the Company’s Brazilian facility. During the fourth quarter of fiscal year 2006, the Company adopted a restructuring plan to eliminate our digital asset management group as the technology has been fully integrated into our content server product. The expenses recognized during each of the second and fourth quarter of fiscal year 2006 related to these restructuring plans was $0.5 million. During the second quarter of fiscal year 2006, the Company incurred an additional restructuring charge of $0.1 million as a result of a change in estimate related to a fiscal year 2005 restructuring plan. During the fourth quarter of fiscal year 2006, the Company received a benefit of $0.1 million as a result of a change in estimate related to a fiscal year 2005 restructuring plan. We expect the restructuring actions taken during fiscal year 2006 will result in a reduction to our annual operating expenses of approximately $2.5 million. Additional information on our restructuring plans is contained in Footnote 10 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

During fiscal year 2006, we continued to market and license our product and services primarily through a direct sales force and augmented our sales efforts through other relationships, such as with other software vendors, system integrators, resellers and others. Our total revenues generated from operations outside of the United States decreased slightly in fiscal year 2006 to 26% from approximately 27% in fiscal year 2005. No customer accounted for more than 10% of total revenues in fiscal years 2006 and  2005.

Revenues

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except for percentages)
Product licenses	$56,950	$54,376	$41,571	5%	31%
Services	26,836	19,772	14,349	36%	38%
Post-contract support	39,599	32,663	19,854	21%	65%
Total	$123,385	$106,811	$75,774	16%	41%
As a percentage of total revenue:
Product licenses	46%	51%	55%
Services	22%	19%	19%
Post-contract support	32%	30%	26%

Total revenues increased by $16.6 million, or 16%, to $123.4 million for fiscal year 2006 from $106.8 million for fiscal year 2005. The increase in revenues was due to an overall increase in our services and post-contract support revenue primarily as a result of increased customer utilization of our consulting services personnel to implement our software and supporting a larger installed base, along with approximately $2.3 million of additional services revenue generated from our June 2005 acquisition of certain assets of the e-Onehundred Group during fiscal year 2006. We also experienced an overall increase in our product license revenue from end-user customers in fiscal year 2006 when compared to the prior year, as we continue to experience a growing demand from such customers, specifically for use in compliance and multi-site management applications. These increases were partially offset by a decrease in our product license revenue to OEM customers, primarily as a result of recognizing fewer seven figure license transactions which represented approximately $2.3 million to such customers during fiscal year 2006 compared to approximately $7.7 million in the prior year.  This is due to less demand for our filtering and conversion technology during fiscal 2006 when compared to the prior fiscal year.

Total revenues increased by $31.0 million, or 41%, to $106.8 million for fiscal year 2005 from $75.8 million for fiscal year 2004. The increase in revenues was due to our acquisition of Optika on May 28, 2004, seven-figure OEM license transactions totaling approximately $7.7 million and an overall increase in our end-user license revenue. Additionally, we had an increase in revenues for services and post-contract support due to a larger base of installed products and a continued increased use by our customers in using our consulting services personnel to implement our software.

Sales outside the United States represented 26%, 27%, and 28% of our total revenues in fiscal years 2006, 2005, and 2004, respectively.

Product Licenses

Revenues generated from product licenses increased by $2.6 million, or 5%, to $57.0 million for fiscal year 2006 from $54.4 million for fiscal year 2005. The increase in license revenue was due to an overall increase in demand from end-user customers, including four seven-figure transactions. We continue to experience a growing demand for our end-user applications, specifically in compliance and multi-site management applications. The increase in end-user product license revenues was partially offset by a decrease in our OEM product license revenues as a result of recognizing fewer seven figure OEM transactions due to less demand for our filtering and conversion technology during fiscal year 2006 when compared to the prior fiscal year. The market for our products at any particular time is highly dependent on information technology spending and we cannot be certain whether, and if so, when, spending on information technology will fluctuate. Although we continue to anticipate expenditures for information technology to remain soft into fiscal year 2007, we do expect our overall license revenue to increase in absolute dollars and it should represent approximately 47% to 49% of our total revenue.

Revenues for product licenses increased by $12.8 million, or 31%, to $54.4 million for year 2005 from $41.6 million for fiscal year 2004. The increase in product license revenues was attributable to sales generated from our acquisition of Optika in May of 2004, an increase in our revenues from OEM customers and an overall increase demand from end-user customers, both domestic and internationally. The increase in revenues from OEM customers related to seven figure license transactions totaling approximately $7.7 million in fiscal year 2005.

Services

Revenues for services increased by $7.0 million, or 36%, to $26.8 million for fiscal year 2006 from $19.8 million for fiscal year 2005. The increase in revenues for services was due to an increased number of consulting engagements associated with the increased number of new product license transactions sold during fiscal year 2006, as well as $2.8 million of services revenue generated from the acquisition of certain assets of the e-Onehundred Group in June 2005. We anticipate that the percentage of service revenue to total revenue will be approximately 17% to 20% for fiscal year 2007 and service revenue in absolute dollars will increase.

Revenues for services increased by $5.4 million, or 38%, to $19.8 million for fiscal year 2005 from $14.3 million for fiscal year 2004. The increase in revenues for services was due to the Optika acquisition and an increased number of consulting engagements associated with the increased number of new license transactions sold during the fiscal year.

Generally, customers prefer to have us perform consulting services or supplement their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to software licenses to end-user customers, as our OEM customers embed our software in their own software and they in turn perform the consulting services to their own end-user customers. Revenues related to consulting services work can increase as a result of a larger install base of products with end-user customers. Because we expect the trends toward companies increasingly using the Web for communicating and publishing business information and viewing information electronically to continue, we expect revenues attributable to consulting services to continue to increase. A decline in product license revenues to end-user customers may result in fewer consulting services engagements.

Post-Contract Support

Revenues for post-contract support increased by $6.9 million, or 21%, to $39.6 million for fiscal year 2006 from $32.7 million for fiscal year 2005. The increase in revenues for our post-contract support was due to supporting a larger customer installed base of software products. We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 33% to 35% for fiscal year 2007 and post-contract support revenue in absolute dollars will increase.

Revenues for post-contract support increased by $12.8 million, or 65%, to $32.7 million for fiscal year 2005 from $19.9 million for fiscal year 2004. The increase in revenues for our post-contract support was due to the Optika acquisition and supporting a larger customer installed base of software products.

As we license our products, whether on a perpetual basis to end-user customers, or on a term basis to OEM customers, our installed base of software products increases. Since the rate of annual renewals of post-contract customer support services on our software products has remained high, our post-contract customer support revenues grow because we have a larger installed base of products. Since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.

Cost of Revenues and Gross Profit

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except for percentages)
Cost of product licenses	$3,886	$5,017	$4,936	(23)%	2%
Cost of services	25,046	19,550	13,272	28%	47%
Cost of post-contract support	7,269	5,350	3,885	36%	38%
Cost of amortization of capitalized software from acquisitions	1,879	2,390	1,574	(21)%	52%
Total cost of revenues	$38,080	$32,307	$23,667	18%	37%
Gross profit	$85,305	$74,504	$52,107
As a percentage of total revenue:
Cost of product licenses	3%	5%	6%
Cost of services	20%	18%	18%
Cost of post-contract support	6%	5%	5%
Cost of amortization of capitalized software from acquisitions	2%	2%	2%
Total cost of revenues	31%	30%	31%
Gross profit	69%	70%	69%

Cost of Revenues—General

Total cost of revenues increased by $5.8 million, or 18%, to $38.1 million for fiscal year 2006 from $32.3 million for fiscal year 2005. Total cost of revenues as a percentage of total revenues was 31% in fiscal year 2006 compared to 30% for fiscal years 2005. Gross profit increased by $10.8 million, or 14%, to $85.3 million for fiscal year 2006 from $74.5 million for fiscal year 2005. Total gross profit as a percentage of total revenues, or gross margin, was 69% for the fiscal year 2006 down slightly from 70% for fiscal year 2005. The decrease in our total gross margin was due to our services revenue accounting for a larger percentage of our overall revenue. Our overall services revenue was up 36% from fiscal year 2005 to fiscal year 2006 and accounted for approximately 22% of our total revenue, where our license revenue had increased 5% and accounted for approximately 46% of our total revenue. Our services revenue gross profit in fiscal year 2006 was 7% versus our license gross profit of 90%. Gross margins, and gross profit may decrease in fiscal year 2007 due to additional compensation expenses as a result of adopting FAS 123(R).

Total cost of revenues increased by $8.6 million, or 37%, to $32.3 million for fiscal year 2005 from $23.7 million for fiscal year 2004. Total cost of revenues as a percentage of total revenues was 30% for fiscal years 2005 compared to 31% for fiscal year 2004. Gross profit increased by $22.4 million, or 43%, to $74.5 million for fiscal year 2005 from $52.1 million for fiscal year 2004. Total gross profit as a percentage of total revenues was 70% for the fiscal year 2005 up slightly from 69% for fiscal year 2004. The increase in gross profit dollars was largely attributable to our acquisition of Optika.

Cost of Revenues—Product Licenses

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except for percentages)
Cost of product licenses	$3,886	$5,017	$4,936	(23)%	2%
Cost of amortization of capitalized software from acquisitions	1,879	2,390	1,574	(21)%	52%
Total	$5,765	$7,407	$6,510	(22)%	14%
Gross profit—licenses	$51,185	$46,969	$35,061
As a percentage of license revenue:
Cost of product licenses	7%	9%	12%
Cost of amortization of capitalized software from acquisitions	3%	5%	4%
Total cost of license revenues	10%	14%	16%
Gross profit—licenses	90%	86%	84%

Cost of product licenses.   Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in, or sold in conjunction with, our software products. Cost of product licenses represented 7%, 9%, and 12% of total license revenues in fiscal years 2006, 2005 and 2004, respectively.

Cost of revenues for product licenses decreased by $1.1 million or 23%, to $3.9 million for fiscal year 2006 from $5.0 million for fiscal year 2005. Gross profit as a percentage of revenues for product licenses was 93% for fiscal year 2006 compared to 91% for fiscal year 2005. The decrease in cost of revenues for product licenses was attributable to lower third-party software royalty costs associated with technology incorporated into our software products was approximately $1.1 million. During the first quarter of fiscal year 2006, we acquired the source code for our Sarbanes-Oxley application from e-Onehundred Group, which also contributed to lower third-party royalty costs of approximately $0.4 million. These reductions were partially offset by a change in mix of software product license toward applications that include software elements that carry higher costs of revenue.

In an on going effort to enhance the features and functionality of our suite of software products, we have continued to elect to license or purchase more third party software. We expect to continue to license or purchase third party software, which may cause our cost of license revenue to increase.

Cost of revenues for product licenses increased by $0.1 million or 2%, to $5.0 million for fiscal year 2005 from $4.9 million for fiscal year 2004. Gross profit as a percentage of revenues for product licenses was 91% for fiscal year 2005 and 88% for fiscal year 2004. The overall gross profit percentage increase in product licenses for fiscal year 2005 was due to our acquisition of Optika, whose product applications yield a higher gross margin than our historical software license applications. In addition, the mix of software product license shifted toward applications that include software elements that carry lower costs of revenue.

Amortization of Capitalized Software from Acquisitions.   Cost of revenues related to amortization of capitalized software from acquisitions was $1.9 million for fiscal year 2006 compared to $2.4 million for fiscal year 2005. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisitions of stock and/or assets of RESoft, Kinecta, Active IQ, Ancept, Optika and the e-Onehundred Group, in July 2001, April 2002, March 2003, August 2003, May 2004 and June 2005, respectively. The decrease of $0.5 million from fiscal year 2005 to fiscal year 2006 was attributed to the completion of amortization of capitalized software of approximately $0.9 million related to our acquisition of Kinecta during our fiscal year 2005. This was partially offset by amortization expense of $0.4 million recognized in connection with our acquisition of Optika starting in June of 2004 and the e-Onehundred Group in June of 2005. We acquired technology from the companies listed above for incorporation into our software products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of revenues related to amortization of capitalized software from acquisitions increased $0.8 million for fiscal year 2005 to $2.4 million from $1.6 million for fiscal year 2004. The increase in cost of revenues related to amortization of capitalized software from fiscal 2004 compared to fiscal 2005  was attributable to the acquisition of Optika, which was partially offset by the completion in June of 2003 and June of 2004 of amortization capitalized software related to our acquisitions from RESoft, Inc. in 2001 and Inso Corporation in 2000.

Cost of Revenues—Services

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Cost of services	$25,046	$19,550	$13,272	28%	47%
Gross profit	$1,790	$222	$1,077
As a percentage of services revenue:
Cost of services revenues	93%	99%	93%
Gross profit—services	7%	1%	7%

Cost of services, consisting of personnel, billable and unbilled travel expenses and other operating expenses, increased by $5.4 million, or 28%, to $25.0 million for fiscal year 2006 from $19.6 million for fiscal year 2005. Gross profit as a percentage of revenues for services improved to 7% for fiscal year 2006 from 1% for fiscal year 2005. The increase in consulting service costs when comparing fiscal year 2006 to fiscal year 2005 is due primarily to our acquisition of certain assets of the e-Onehundred Group in June 2005 and additional personnel costs incurred to generate the overall increase in our services revenue. We made significant changes during fiscal year 2006 to our consulting services cost structure, including the hiring of a new head of services in Europe, increasing our hourly billing rates, improving our utilization and implementing a web based time management system. We believe that we will continue to improve the utilization of the combined service departments of Stellent, Optika and the e-Onehundred Group, however our cost of consulting and training services may increase due in part to additional compensation expense recognized as a result of adopting FAS 123(R) for fiscal year 2007.

Cost of services increased by $6.3 million, or 47%, to $19.6 million for fiscal year 2005 from $13.3 million for fiscal year 2004. Gross profit as a percentage of revenues for services was 1% for fiscal year 2005, compared to 7% for fiscal year 2004. The decrease in the gross profit dollars and percentage in service revenues was due to an increase in personnel related costs and the Optika Acquisition.

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

Cost of Revenues—Post-Contract Support

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Post-contract support	$7,269	$5,350	$3,885	36%	38%
Gross profit	$32,330	$27,313	$15,969
As a percentage of post-contract support revenue:
Post-contract support cost of revenues	18%	16%	20%
Gross profit—post-contract support	82%	84%	80%

Cost of post-contract support services, consisting of personnel and other operating expenses, increased by $1.9 million, or 36%, to $7.3 million for fiscal year 2006 from $5.4 million for fiscal year 2005. Gross profit as a percentage for post-contract support was 82% for fiscal year 2006, compared to 84% for fiscal year 2005. The increase in the gross profit dollars was due to a growing installed base of software products. The slight decrease in gross profit as a percentage of post-contract support revenue was due to the additional personnel costs associated with our 24/7 support staff and other technical support groups. We believe we will be able to achieve economies of scale as we continue to grow our installed base, which will allow us to add a minimal level of staff to support increased sales. However, our profit margin for post-contract support revenue may decline in fiscal 2007 if increased compensation expense due to adopting FAS 123(R) outstrips the impact of economies of scale.

Cost of post-contract support services increased by $1.5 million, or 38%, to $5.4 million for fiscal year 2005 from $3.9 million for fiscal year 2004. Gross profit as a percentage for post-contract support was 84% for fiscal year 2005, compared to 80% for fiscal year 2004. The increase in the gross profit dollars and as a percentage of post-contract support revenue was due to the revenue generated from the acquisition of Optika’s installed base on May 28, 2004 and an increase in post-contract support revenue generated by a growing install base of software for end-user customers in fiscal year 2005.

Since our post-contract revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our post-contract revenues increase as a percent of total revenues relative to the license revenue increase. Our cost of post-contract support as a percentage of post-contract support revenues may vary from period to period, depending in part on whether we are able to sell support on new product license revenue and on whether our annual renewal rates with our existing customers continues to remain high. Any significant change in our annual renewal rates could result in a decline in our gross profit margins.

Operating Expenses

Sales and Marketing

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Sales and marketing	$46,787	$42,365	$39,122	10%	8%
Percentage of total revenues	38%	40%	52%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased by $4.4 million, or 10%, for fiscal year 2006 from fiscal year 2005. As a percentage of total revenues, sales and marketing expenses were 38% for fiscal year 2006 compared to 40% for fiscal year 2005. The increase in sales and marketing expense in fiscal year 2006 was due primarily to additional variable costs associated with the additional revenue generated. We also incurred approximately $0.4 million of severance costs associated with the departure of our Executive Vice President of Field Operations, higher levels of costs associated with sales conferences of approximately $0.6 million and costs associated with other marketing programs and initiatives of approximately $0.2 million. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel and the sales restructuring actions undertaken during fiscal 2006 and fiscal 2005. Our sales and marketing expenses may increase in fiscal 2007 due to additional compensation expense as a result of adopting FAS 123(R). Ultimately, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

Sales and marketing expenses increased by $3.2 million, or 8%, for fiscal year 2005 from fiscal year 2004. As a percentage of total revenues, sales and marketing expenses were 40% for fiscal year 2005 compared to 52% for fiscal year 2004. The increase in dollars is a direct result of the Optika acquisition. The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel, cost synergies from the acquisition of Optika and the restructurings undertaken by us during the  first and fourth quarters of fiscal year 2005.

General and Administrative

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
General and administrative	$12,282	$14,097	$8,856	(13)%	59%
Percentage of total revenues	10%	13%	12%

General and administrative expenses consist of salaries and benefits, and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense.  General and administrative expenses decreased by $1.8 million, or 13%, for fiscal year 2006 from fiscal year 2005. The decrease in general and administrative expenses in fiscal year 2006 when compared to the same period in fiscal year 2005 was due to lower levels of professional fees as a result of the final settlement of our shareholders’ lawsuit of approximately $0.6 million, and lower levels of professional fees and other consulting costs related to our compliance with the Sarbanes-Oxley Act of 2002 and acquisition related activities totaling approximately $1.2 million. Our overall bad debt expense was approximately $0.2 million lower in fiscal year 2006 when compared to fiscal year 2005. Our general and administrative expenses as a percentage of total revenue may increase in fiscal year 2007 due to additional compensation expenses as a result of adopting FAS 123(R). If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could also result in an increase of our general and administrative expenses.

For fiscal year 2005, general and administrative expenses increased by $5.2 million, or 59%, for fiscal year 2005 from fiscal year 2004. The increase in general and administrative expenses was due to increased legal, accounting and other professional fees associated with additional regulations enacted by the Federal government, acquisition related activities and the preliminary settlement of our class action shareholder lawsuit.

Research and Development

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Research and development	$20,153	$17,958	$13,263	12%	35%
Percentage of total revenues	16%	17%	18%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For fiscal year 2006, research and development expenses increased by $2.2 million, or 12%, from fiscal year 2005. During fiscal year 2006, our research and development efforts remained focused on enhancing our many products, specifically in the compliance area. During fiscal year 2006 we announced the  release of our Universal Retention Management product, which is a new application built on distributed architecture that enables companies to apply records and retention polices in a consistent, legally defensible way across the entire enterprise.  We also released version 7.6 of our Sarbanes-Oxley Solution, which provides for enhanced enterprise features and ease of deployment. The increase in research and development for fiscal year 2006 when compared to fiscal year 2005 was due to employee related costs and contract labor. Research and development expenses as a percentage of total revenue may increase in fiscal year 2007 due to additional compensation expenses as a result of adopting FAS 123(R) for fiscal year 2007.

For fiscal year 2005, research and development expenses increased by $4.7 million, or 35%, from fiscal year 2004, due to our acquisition of Optika in May 2004 and other personnel costs associated with enhanced product development efforts.

Acquisition  Costs

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Acquisition—related sales, marketing and other costs	$—	$886	$—	(100)%	100%
Percentage of total revenues	—%	1%	—%

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

Amortization of Acquired Intangible Assets and Other

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Amortization of acquired intangible assets and other	$626	$677	$2,006	(8)%	(66)%
Percentage of total revenues	1%	1%	3%

Amortization of acquired intangible assets for fiscal years 2006 and 2005 related to our acquisitions of Optika in May 2004 and acquisition of certain assets of e-Onehudred Group in June 2005. A portion of the purchase price of certain assets of Optika and e-Onehundred Group was allocated to customer base and is being amortized over 10 and three years, respectively. Amortization of acquired intangible assets and stock compensation related to the unvested stock options acquired in the acquisition of Optika totaled $0.6 million in fiscal year 2006 compared to $0.7 million in fiscal year 2005. The decrease when comparing fiscal year 2006 to fiscal year 2005 is attributable lower stock compensation expense, which was partially offset by additional amortization expense associated with our acquisition of certain assets of the e-Onehundred Group in June 2005.

For fiscal year 2005, amortization of acquired intangible assets and unearned compensation totaled $0.7 million compared to $2.0 million in fiscal year 2004. The decrease when comparing fiscal year 2005 to fiscal year 2004 is attributable to the completion in June 2003 of amortization of substantially all of the intangibles related to our acquisition from Inso Corporation in 2000.

Impairment Charge on Fixed Assets

During the fourth quarter of fiscal year 2005 we completed a physical inventory of our fixed assets which includes equipment, furniture and leasehold improvement on our leased facilities. As a result of this physical inventory, we identified certain fixed assets which had been either decommissioned and had no value or were physically disposed of during fourth quarter of fiscal year 2005. In accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for Impairment or Disposal of Long-Lived Assets we recorded an impairment charge of $0.4 million which represented the remaining net book value of these assets as of March 31, 2005.

Restructuring Charges

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Restructuring charges	$1,123	$3,673	$743	(69)%	394%
Percentage of total revenues	1%	3%	1%

We assessed many factors in determining whether and when to restructure our operations, with a significant consideration being the performance of the economy and the market conditions for information technology in the United States, Europe and the rest of the world. During fiscal year 2006, we adopted a restructuring plan to reorganize our international sales operations and consolidate certain general and administrative activities. An initial charge of $0.5 million was recognized during the second quarter of fiscal year 2006, which included the costs for pay and benefits related to the involuntary termination of eight employees or approximately $0.3 million with the remaining $0.2 million related to the closure of our Brazilian facility. In the third quarter of fiscal year 2006, a change of estimate was recorded which resulted in $0.1 million additional expense related to this restructuring plan. The second restructuring charge of $0.5 million was recorded during the fourth quarter of fiscal year 2006, which primarily included costs for pay and benefits related to the involuntary termination of 20 employees related to the elimination of our digital asset management group as the technology had been fully integrated into our other software products product. See further discussion of restructuring charges in Note 10 to the Consolidated Financial Statements.

During fiscal year 2005, in connection with the acquisition of Optika and management’s plan to reduce costs and improve operating efficiencies, we recorded two restructuring charges. The initial charge of $2.5 million was recognized during the first quarter of fiscal year 2005, which included costs for pay and benefits related to the involuntary termination of 30 employees of approximately $1.9 million with the remaining $0.6 million related to the closure of our New York facility. In the fourth quarter of fiscal year 2005 a change of estimate was recorded which resulted in $0.1 million additional expense related to this restructuring plan. The annual effect on expenses and cash flows associated with the termination of these employees was estimated to have decreased our expenses and increased our cash flow by approximately $4.4 million. The second restructuring charge of $1.1 million was recorded during our fourth quarter of fiscal year 2005, which included costs for pay and benefits related to the involuntary termination of 25 employees of approximately $1.0 million and $0.1 million related to the closure of our Mexican facility.

Other Income (Expense)

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Interest income	$2,181	$822	$982	165%	(16)%
Investment gain on sale (impairment)	—	(1,136)	388	(100)%	(393)%
As a percentage of total revenues:
Interest income	2%	1%	1%
Investment gain on sale (impairment)	—%	(1)%	1%

Interest income.   Interest income for all years was related to short-term investments purchased with the proceeds of our public stock offerings completed in June 1999 and March 2000, along with cash generated from operations.

The increase in interest income for the fiscal year ended March 31, 2006 from 2005 is due to an increase in the market interest rates earned by the invested funds of approximately $1.0 million and an increase of approximately $0.4 million due to an increase in the average balance of invested funds over the prior year.

The decrease in interest income for the fiscal year ended March 31, 2005 from 2004 is due to a decrease in the average balance of invested funds.

Investment impairment.   During fiscal year 2005, we recognized an impairment charge of $1.1 million related to our remaining investments in two non-public, start-up technology companies. Both of these companies are still in business, but upon review of their business plans or the incremental financing that they received, we determined the change in their valuation was other-than-temporary impairment.

During fiscal year 2004, we sold our shares in a publicly traded company, an investment for which the value was previously written down to zero as the result of an other than temporary impairment. We realized approximately $0.4 million in proceeds and gain from the sale.

Income Taxes

	Years Ended March 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands,
	except for percentages)
Provision for income taxes	$173	$—	$—	100%	—%
Percentage of total revenues	—%	—%	—%

During fiscal year 2006 we incurred $0.2 million for a tax provision primarily related to the Alternative Minimum Tax and Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109 Accounting for Income Taxes. See further discussion of Income Taxes in Note 8 to the Consolidated Financial Statements.

Net Operating Loss Carryforwards

As of March 31, 2006, we had net operating loss (NOL) carryforwards of approximately $126.3 million in the United States (U.S.) and foreign NOL carryforwards of approximately $36.0 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of March 31, 2006 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets. See further discussion of our NOL carryforwards in Note 8 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements through revolving working capital and term loans from banking institutions, private placements and public offerings of securities.

To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for fiscal year 2006 and 2005 were $5.5 million and $1.9 million, respectively. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows. At March 31, 2006, we had capital expenditure lease commitments with remaining total payments of $0.8 million.

As of March 31, 2006, we had $81.8 million in cash and marketable securities and $66.4 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2007. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors.

Cash, cash equivalents and marketable securities increased $9.0 million, or 12%, to $81.8 million as of March 31, 2006 from $72.8 million at March 31, 2005. The increase was primarily due to positive cash flow generated from operations during fiscal year 2006, the proceeds of stock option exercises and our employee stock purchase plan. Our cash, cash equivalents and marketable securities decreased $0.8 million, or 1% from fiscal 2005 to fiscal 2004. The decrease was primarily due to our acquisition of Optika, partially offset by the positive cash flow generated from operations and financing activities during fiscal year 2005.

Cash provided by (used) in 2006, 2005 and 2004 was as follows (in thousands):

	Years Ended March 31,
	2006	2005	2004
Cash provided by (used in) operating activities	$12,925	$2,917	$(5,809)
Cash provided by (used in) investing activities	(34,402)	(2,171)	10,307
Cash provided by financing activities	8,005	3,912	1,867

Operating Activities:   Net cash provided by operating activities of $12.9 million in fiscal year 2006 resulted primarily from net income of $6.3 million. After excluding the effects of non-cash expenses, including depreciation and amortization of $3.1 million, amortization of intangible assets of $2.5 million and lease incentives of $1.0 million, the adjusted cash provided before the effect of changes in working capital components was $12.9 million. Additional cash provided was the result of an increase of $1.5 million of other accrued liabilities, an increase of $0.5 million in deferred revenue, these additions to cash were partially offset by an increase of $1.2 million in accounts receivable, $0.7 million decrease in accounts payable, and $0.1 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities of $2.9 million in fiscal year 2005 resulted from the effects of non-cash expenses including depreciation and amortization of $3.5 million, amortization of intangible assets of $3.1 million and , an impairment charge on fixed assets of $0.4 million were included in our net loss of $5.8 million. The adjusted cash provided before the effect of changes in working capital components was $1.2 million. Additional cash provided was the result of an increase of $4.4 million in deferred revenue, $1.2 million of other accrued liabilities, $0.7 million in accounts payable, a $2.4 million decrease in prepaid expenses and other current assets, $1.1 million related to the write-down of investments in other companies and, these additions to cash were partially offset by an increase of $8.1 million in accounts receivable.

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

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 91 days on March 31, 2006 and 84 days on March 31, 2005 and 2004, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities:   Net cash used in investing activities was $34.4 million for fiscal year 2006. This resulted from net purchases of marketable securities of $23.4 million, $5.4 million used in the e-Onehundred acquisition, $5.5 million to purchase property and equipment, and $0.1 million related to the purchase of other intangible assets. During the second quarter of fiscal year 2006, we completed the move into our new corporate headquarters. In connection with this move, we were provided with $1.0 million of tenant improvements by our landlord, which was included in our $5.5 million of property and equipment purchases.

Net cash used in investing activities was $2.2 million for fiscal year 2005. This resulted from net maturities of marketable securities of $10.8 million, offset by approximately $11.1 million used in acquiring Optika and other entities, and approximately $1.9 million to purchase equipment and furniture.

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

We anticipate that we will continue to purchase property and equipment needed in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities:   Net cash provided by financing activities of $8.0 million in fiscal 2006 included approximately $9.4 million from the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options, offset by $0.9 million cash dividend paid to shareholders and $0.5 million of payments related to capital lease obligations.

Net cash provided by financing activities of $3.9 million in fiscal 2005 included approximately $4.5 million from the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options, partially offset by $0.6 million of payments related to capital lease obligations.

Net cash provided by financing activities of $1.9 million in fiscal 2004 included approximately $2.2 million from the net proceeds from the issuance of common stock under our Employee Stock Purchase Plan and upon the exercises of stock options, partially offset by $0.3 million of repurchased stock.

Our cash flows from financing activities are the result of cash receipts from the issuance of common stock. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. During fiscal 2006, we issued all available shares under the Employee Stock Purchase Plan. It is our current intention not to authorize additional shares under this plan. Our Board of Directors approved a $0.03 per common share dividend during the fourth quarter of fiscal year 2006. On May 9, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share to be paid on June 27, 2006 to stockholders of record on June 15, 2006. The determination to pay future dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and other factors as the Board of Directors may deem relevent.

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

Contractual Obligations

The table below discloses a summary of the Company’s specified contractual obligations at March 31, 2006 (in thousands):

	Total	Under 1 Year	1-3 Years	3-5 Years	After 5 Years
Earn out payments(1)	$1,500	$1,500	$—	$—	$—
Purchase orders	1,215	1,215	—	—	—
Capital leases	800	505	295	—	—
Operating leases	11,010	3,257	2,942	2,288	2,523
Total	$14,525	$6,477	$3,237	$2,288	$2,523

(1)          The Company has agreed to make earn out payments dependent upon the future revenue performance of certain companies acquired. The expected payments of $1,500 noted above are based on the anticipated future levels of revenues of the products related to the acquired companies.

Off-balance sheet arrangements

We did not have any off-balance sheet arrangements as of March 31, 2006 or 2005.

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

Persuasive Evidence of an Arrangement Exists—We determine that persuasive evidence of an arrangement exists with respect to a customer under, i) a signature license agreement, which is signed by both the customer and us, or, ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with us or will receive a shrink-wrap license agreement with the software. We do not offer product return rights to end users or resellers.

Delivery has Occurred—Our software may be either physically or electronically delivered to the customer. We determine that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The Fee is Fixed or Determinable—If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported—We determine whether collectibility is probable and supported on a case-by-case basis. We may generate a high percentage of our license revenue from our current customer base, for whom there is a history of successful collection. We assess the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If we are unable to determine from the outset of an arrangement that collectibility is probable based upon our review process, revenue is recognized as payments are received.

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

Our end-user customers typically enter into perpetual license arrangements. Our OEM customers generally enter into term-based license arrangements, the term of which generally exceeds one year in length. We recognize revenue from time-based licenses at the time the license arrangement is signed, assuming all other revenue recognition criteria are met, if the term of the time-based license arrangement is greater than twelve months. If the term of the time-based license arrangement is twelve months or less, we recognize revenue ratably over the term of the license arrangement.

Services revenue consists of fees from consulting services and PCS. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, our consulting services are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase our consulting services to facilitate the adoption of our technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. We recognize revenue from consulting services as services are performed. Our customers typically purchase PCS annually, and we price PCS based on a percentage of the product license fee or of the product list price. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support.

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

Accounts Receivable and Allowance for Doubtful Accounts

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2006 and 2005, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $0.8 million. These amounts represent 3% of total gross accounts receivable at March 31, 2006 and 2005.

Restructuring and Excess Facilities Accrual

Due to certain economic factors in prior years and associated reduction in information technology spending during this time, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. We also implemented restructuring plans related to the integration of our acquisition of Optika. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.

Workforce Reductions

In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At March 31, 2006 and 2005, a total $0.4 million and $1.0 million, respectively, was accrued for future severance and termination benefits payments, which is payable through September  2006.

Excess Facilities

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs, if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At March 31, 2006 and 2005, we had $0.2 million and $0.7 million, respectively, accrued for excess facilities, which is payable through September 2006. We reassess our excess facilities liability each period based on current real estate market conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2006, we have recorded a full valuation allowance of $73.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. We had U.S.

net operating loss (NOL) carryforwards of approximately $126.3 million and foreign NOL carryforwards of approximately $36.0 million at March 31, 2006. These NOL carryforwards begin to expire in 2010 and are subject to annual utilization limitations due to prior ownership changes. In addition, we had combined federal and state research and development credit carryforwards of approximately $5.7 million at March 31, 2006.

Realization of the NOL carryforwards, the research and development credit carryforwards, and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach as required by SFAS No. 109, Accounting for Income Taxes, by assessing the available positive and negative evidence surrounding its recoverability.

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

Valuation and Evaluation Goodwill and Other Acquired Intangible Assets

On April 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•       Step 1—We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•       Step 2—We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We have determined that we have two reporting units. We performed and completed our required annual impairment testing on January 1, 2006. Upon completing our internal review, we determined that the carrying value of our recorded goodwill as of this date had not been impaired and no impairment charge was  recorded.

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results. Additionally, no circumstances occurred during the fourth quarter of fiscal year 2006 which would have created an impairment loss at March 31, 2006.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company’s adoption of this Staff Position during fiscal year 2006 did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123(R) for the Company was July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that amends the effective dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, the Company began expensing options effective April 1, 2006 and has also elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, the Company anticipates recognizing $4.0 million to $6.0 million of compensation expense under SFAS No. 123(R) during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

Related Party Transactions

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

Upon our acquisition of certain assets of Active IQ in March 2003, we recorded an impairment of approximately $1.1 million related to our investment in Active IQ. For substantially all of the year ended March 31, 2003, our investment in Active IQ was less than 5%. In fiscal 2004, we sold this investment and recorded a gain of approximately $0.4 million.

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

The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2006 (dollars in thousands):

2006
Cash, cash equivalents and marketable securities	$ 81,753
Approximate average interest rate	3.70%

The following table presents the fair value of cash, cash equivalents and marketable securities that are subject to interest rate risk and the average interest rate as of March 31, 2005 (dollars in thousands):

2005
Cash, cash equivalents and marketable securities	$ 72,750
Approximate average interest rate	1.9%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase or decrease. Assuming an average investment balance of $75.0 million, if interest rates were to increase (decrease) by one hundred basis points, this would result in an approximate $0.7 million increase (decrease) in annual interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

As of March 31, 2006, we did not hold derivative financial instruments and have never held such instruments in the past.

Foreign Currency Risk

The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in fiscal year 2007, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in limited and immaterial amount of foreign currency forward contract activities to date. We did not have any outstanding as of March 31, 2006.

Commodity Price Risk

We did not hold commodity instruments as of March 31, 2006, and have never had such instruments in the past.

Item 8.   Financial Statements and Supplementary Data

Quarterly Financial Information (Unaudited)

Three Months Ended
	March 31, 2006(1)	December 31, 2005	September 30, 2005(2)	June 30, 2005
(In thousands, except per share amounts)
Total revenues	$ 32,975	$ 31,702	$ 30,147	$ 28,561
Gross profit	$ 23,359	$ 21,387	$ 20,449	$ 20,110
Total operating expenses	$ 21,556	$ 19,695	$ 20,277	$ 19,443
Income from operations	$ 1,803	$ 1,692	$ 172	$ 667
Net income	$ 2,491	$ 2,212	$ 557	$ 1,082
Net income per common share:
Basic	$ 0.09	$ 0.08	$ 0.02	$ 0.04
Diluted	$ 0.08	$ 0.07	$ 0.02	$ 0.04
Shares used in computing net income per common share:
Basic	29,007	28,447	28,101	27,546
Diluted	30,851	30,103	29,264	28,487

Three Months Ended
	March 31, 2005(3)	December 31, 2004	September 30, 2004	June 30, 2004(4)
(In thousands, except per share amounts)
Total revenues	$ 28,528	$ 27,667	$ 27,956	$ 22,660
Gross profit	$ 20,076	$ 19,185	$ 19,635	$ 15,608
Total operating expenses	$ 22,247	$ 19,117	$ 19,030	$ 19,637
Income (loss) from operations	$ (2,171)	$ 68	$ 605	$ (4,029)
Net income (loss)	$ (2,953)	$ 193	$ 754	$ (3,835)
Net income (loss) per common share:
Basic	$ (0.11)	$ 0.01	$ 0.03	$ (0.16)
Diluted	$ (0.11)	$ 0.01	$ 0.03	$ (0.16)
Shares used in computing net income (loss) per common share:
Basic	27,237	26,963	26,720	23,879
Diluted	27,237	28,284	27,776	23,879

(1)          Included in net income for the fourth quarter of fiscal year 2006 was a restructuring charge of $0.4 million, consisting of $0.5 million related to the sale of our Digital Asset Management group, off-set by a benefit as a result of a change in estimate of $0.1 million related to the Company’s first quarter fiscal year 2005 restructuring plan.

(2)          Included in net income for the second quarter of fiscal year 2006 was a restructuring charge of $0.6 million, which $0.5 million related to reorganizing its international sales operations and also consolidation of certain general and administrative activities and the remaining $0.1 million related to a change in estimate charge of the first quarter fiscal year 2005 restructuring plan. Net income also includes $0.2 million related to litigation expenses regarding the settlement of the shareholders’ class action lawsuit.

(3)          Included in net loss for the fourth quarter of fiscal year 2005 was a restructuring charge of $1.1 million as part of our final reorganization and integration of Optika, $0.1 million change in estimate charge, expense of $0.8 million related to litigation expenses were included in general and administrative expense for the accrual of remaining expenses regarding the settlement of the shareholders’ class action lawsuit and the settlement of certain other litigation. It also includes an impairment charge on our fixed assets which totaled $0.4 million and a $1.1 million investment impairment charge.

(4)          Included in net loss for the first quarter of fiscal year 2005 was $0.9 million of acquisition-related sales and marketing charges and a restructuring charge of $2.5 million related to the initial integration of  Optika.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that such disclosure controls and procedures were sufficiently effective as of March 31, 2006 to ensure that the information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission and by the Information Systems Audit and Control Association (ISACA) in their Control Objectives for Information Technology (COBIT). Based on this framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2006. Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on management’s assessment of, and issued its opinion on, our internal control over financial reporting, which is included in Item 15 of Form 10-K and is incorporated herein by reference.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information concerning our officers required by this Item is incorporated by reference to the information included herein under Item 4A. The information concerning our directors and other matters required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Election of Directors”.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are required to abide by Stellent’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. Stellent has posted the text of such code of ethics on its website

(http://www.Stellent.com/en/about/investor/governance/index.htm). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

Stellent, Inc.
Governance and Nominating Committee
7500 Flying Cloud Drive, Suite 500
Eden Prairie, MN 55344

Item 11.   Executive Compensation

The information that is required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Executive Compensation”.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management”.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2006 for our compensation plans under which securities may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Securityholders	5,148,497	$ 9.84	6,817,416	(1)
Equity Compensation Plans Not Approved by Securityholders	624,618	$ 9.06	—
Total	5,773,115	$ 9.76	6,817,416

(1)   Includes securities available for future issuance under the 2005 Equity Incentive Plan (the “2005 Plan”) shareholder approved compensation plans other than upon the exercise of an outstanding option, or right.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

Stellent, Inc. 1999 Employee Stock Option and Compensation Plan

In November 1999, the board adopted the 1999 Employee Stock Option and Compensation Plan, known as the 1999 Plan. The 1999 Plan has not been approved by our shareholders.

Shares Subject to the 1999 Plan.   As of March 31, 2006, 707,166 shares of our common stock were subject to outstanding awards granted under the 1999 Plan. No additional awards may be granted under the 1999 Plan. If any award granted pursuant to the 1999 Plan expires or terminates without being exercised in full, the unexercised shares released from such award will become available for issuance under the 2005 Plan. Previously granted but unexercised awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 1999 Plan.

Plan Administration.   The 1999 Plan is administered by a committee of two or more members of the board or if the board has not designated a committee, the board will constitute the committee and administer the 1999 Plan.

Eligibility.   All employees of our company and its subsidiaries who are not also officers or directors of our company, and consultants to our company or its subsidiaries, are eligible to receive awards under the 1999 Plan.

Incentive and Non-Statutory Stock Options.   Both incentive stock options and non-statutory stock options may be granted under the terms of the 1999 Plan. However, since the 1999 Plan has not been approved by our shareholders, under the Internal Revenue Code of 1986, incentive stock options may not be granted under the 1999 Plan. The exercise price of an option is determined by the committee. The exercise price may not be less than 100% of the fair market value, as defined in the 1999 Plan, of our common stock on the date the option is granted. Stock options may be granted and exercised at such times as the committee may determine, provided that the term shall not exceed ten years and one day from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, uncertified or certified check, bank draft, by delivery of shares of our common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased, by instructing us to withhold from the shares of common stock issuable upon exercise of the stock option shares having fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased or any other manner authorized by the committee.

Stock Appreciation Rights.   A stock appreciation right may be granted under the 1999 Plan with or without reference to any related stock option. The recipient of a stock appreciation right receives, without payment to us, a number of shares of common stock, cash or any combination thereof, the amount of which is determined by dividing: (x) the number of shares of common stock as to which the stock appreciation right is exercised multiplied by the amount by which the fair market value of the shares on the exercise date exceeds the purchase price of shares of common stock under the related stock option or, if there is no related stock option, an amount determined by the committee at the time of grant, by (y) the fair market value of a share of common stock on the exercise date.

Performance Shares.   A performance share consists of an award that is paid in shares of common stock. Performance shares entitle the recipient to payment in amounts determined by the committee based upon the achievement of specified performance targets during a specified term. Performance shares may be subject to additional terms and conditions as determined by the committee.

Restricted Stock and Other Stock-Based Awards.   The committee may grant, either alone or in combination with other types of awards, restricted stock and other stock-based awards. Restricted stock may contain such restrictions, including provisions requiring forfeiture and imposing restrictions on stock transfer, as the committee may determine. To enforce the restrictions imposed by the committee, a recipient must enter into an agreement with us setting forth the conditions of the grant.

Acceleration of Awards, Lapse of Restrictions, Forfeiture.   The committee may provide in a recipient’s agreement for the lapse or waiver of restrictions or conditions on restricted stock or other awards, or acceleration of the vesting of stock options, stock appreciation rights and other awards, or acceleration of the term with respect to which the achievement of performance targets for performance shares is determined in the event of a fundamental change in the corporate structure of our company, or the replacement of the majority of the board members within a period of less than two years by directors not nominated and approved by the board, or, upon a change of control of our company or a recipient’s death, disability or retirement. Options and stock appreciation rights automatically vest upon death or disability, unless otherwise provided in a recipient’s agreement, or upon the occurrence of a change in control of our company. If a recipient’s employment or other relationship with our company or its affiliates is terminated for any reason other than death or disability, then any unexercised portion of such recipient’s award will generally be forfeited, except as provided in the 1999 Plan or such recipient’s agreement or by the committee.

Adjustments, Modifications, Termination.   The 1999 Plan gives the committee discretion to adjust the kind and number of shares available for awards or subject to outstanding awards, the limitations on the number and type of securities that may be issued to an individual recipient, the exercise price of outstanding stock options, and performance targets for, and payments under, outstanding awards of performance shares upon mergers, recapitalizations, stock dividends, stock splits or similar changes affecting our company. Adjustments in performance targets and payments on performance shares are also permitted upon the occurrence of such other events as may be specified by the committee. The 1999 Plan also gives the board the right to terminate, suspend or modify the 1999 Plan. Amendments to the 1999 Plan are subject to shareholder approval, however, if needed to comply with applicable laws or regulations. The committee may generally also alter or amend any agreement covering an award granted under the 1999 Plan to the extent permitted by law. Under the 1999 Plan, the committee generally may cancel outstanding stock options and stock appreciation rights in exchange for the payment of cash or other consideration to the recipients upon dissolutions, liquidations, mergers, statutory share exchanges or similar events involving our company.

Stellent, Inc. 2000 Employee Stock Incentive Plan

In May 2000, the board adopted the 2000 Employee Stock Incentive Plan, known as the 2000 Employee Plan. The 2000 Employee Plan was amended in October 2001. The 2000 Employee Plan has not been approved by our shareholders.

Shares Subject to the 2000 Employee Plan.   As of March 31, 2006, 1,293,291 shares of our common stock were subject to outstanding awards granted. No additional awards may be granted under the 2000 Employee Plan, and any award granted pursuant to the 2000 Employee Plan expires or terminates without being exercised in full, the unexercised shares released from such award will become available for issuance under the 2005 Plan. Previously granted but unexercised awards are subject to adjustment for any future stock dividends, splits, combinations, or other changes in capitalization as described in the 2000 Employee Plan.

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

Eligibility.   All employees of our company and its affiliates who are not officers or directors of our company are eligible to receive awards under the 2000 Employee Plan. Awards may be granted by the committee to any individuals or entities who are not employees of our company, but who provide services to us or our affiliates as a consultant or adviser.

Non-Qualified Stock Options.   Non-qualified stock options may be granted under the 2000 Employee Plan. The exercise price of an option is determined by the committee. The exercise price for stock options may not be less than 100% of the fair market value of our common stock on the date the option is granted. Stock options may be granted and exercised at such times as the committee may determine. No more than 500,000 shares of common stock underlying stock options and stock appreciation rights may be granted to any one person in any year. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, in our common stock having a fair market value on the date the option is exercised equal to the option price of the stock being purchased, or a combination of cash and stock, as provided in each stock option agreement. In addition, the committee may permit recipients of stock options to simultaneously exercise options and sell the common stock purchased upon exercise and to use the sale proceeds to pay the purchase price.

Stock Appreciation Rights and Performance Shares.   The recipient of a stock appreciation right receives all or a portion of the amount by which the fair market value of a specified number of shares, as of the date the right is exercised, exceeds a price specified by the committee at the time the right is granted. The price specified by the committee must be at least 100% of the fair market value of our common stock on the date the right is granted. No more than 500,000 shares of stock underlying stock appreciation rights and stock options may be awarded to any one person in any year. Performance shares entitle the recipient to payments in amounts determined by the committee based upon the achievement of specified performance targets during a specified term. No person may receive performance shares relating to more than 500,000 shares of our common stock in any year. Payments with respect to stock appreciation rights and performance shares may be paid in cash, shares of our common stock, or a combination of cash and shares, as determined by the committee.

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

Acceleration of Awards, Lapse of Restrictions, Forfeiture.   The committee may provide in an award agreement for the lapse or waiver of restrictions or conditions on restricted stock or other awards, or acceleration of the vesting of stock options, stock appreciation rights and other awards, or acceleration of the term with respect to which the achievement of performance targets for performance shares is determined in the event of a fundamental change in our corporate structure, upon a change of control of our company or upon a recipient’s death, disability or retirement. If a recipient’s employment or other relationship with our company or its affiliates is terminated for any reason, then any unexercised portion of such employee’s award will generally be forfeited, except as provided in that employee’s award agreement or by the committee.

Adjustments, Modifications, Termination.   The 2000 Employee Plan gives the committee discretion to adjust the kind and number of shares available for awards or subject to outstanding awards, the limitations on the number and type of securities that may be issued to an individual participant, the exercise price of outstanding stock options, and performance targets for, and payments under, outstanding awards of performance shares upon a merger, recapitalization, stock dividend, stock split or similar change affecting our company. Adjustments in performance targets and payments on performance shares are also permitted upon the occurrence of such other events as may be specified by the committee. The 2000 Employee Plan also gives the board the right to terminate, suspend or modify the 2000 Employee Plan. Amendments to the 2000 Employee Plan are subject to shareholder approval, however, only if needed to comply with any applicable law or regulation. Termination, suspension or modification of the 2000 Employee Plan generally may not materially and adversely affect any right an individual participant may have acquired before the termination, suspension or modification, unless otherwise provided in that individual’s award agreement, or otherwise, or required by law. We (with the approval of the committee) may amend any agreement covering an award granted under the 2000 Employee Plan unless the committee determines that the amendment would be materially adverse to the recipient and is not required by law. Under the 2000 Employee Plan, the committee generally may cancel outstanding stock options and stock appreciation rights in exchange for the payment of cash or other consideration to the recipients upon dissolutions, liquidations, mergers, statutory share exchanges or similar events involving our company.

InfoAccess 1995 Stock Option Plan

In connection with our acquisition of InfoAccess, Inc. on September 29, 1999, we assumed the InfoAccess, Inc. 1995 Stock Option Plan, known as the InfoAccess Plan. The InfoAccess Plan was approved by the shareholders of InfoAccess on May 10, 1995, but has not been approved by our shareholders.

Shares Subject to the InfoAccess Plan.   As of March 31, 2006, 3,123 shares of our common stock were subject to outstanding awards granted under the InfoAccess Plan. No additional stock options may be granted under the InfoAccess Plan.

Plan Administration.   The InfoAccess Plan is administered by the board or a committee appointed by the board. The board or committee has the authority, subject to the terms of the InfoAccess Plan, to interpret provisions of the InfoAccess Plan and the options granted under it and to adopt rules and regulations for administering the InfoAccess Plan.

Eligibility.   All employees of InfoAccess were eligible to receive option grants under the InfoAccess Plan prior to our adoption of the InfoAccess Plan. Non-statutory stock options could be granted under the

InfoAccess Plan prior to our adoption to individuals or entities that were not employees of InfoAccess, but that provided services to InfoAccess or its affiliates as consultants or independent contractors.

Types of Awards under the InfoAccess Plans.   Both incentive stock options and non-statutory stock options could be granted under the InfoAccess Plan. The exercise price of an option was determined by the committee of the board of directors of InfoAccess administering the InfoAccess Plan at the time of the grant. The exercise price for all options under the InfoAccess Plan could not be less than 100% of the fair market value of the shares on the date of the grant. The exercise price for incentive stock options granted to persons who beneficially owned 10% or more of the outstanding stock of InfoAccess at the time of the grant could not be less than 110% of the fair market value of the shares on the date of grant. The number of shares and purchase price of each recipient’s option grant has been adjusted to reflect the exchange ratio of InfoAccess shares for our shares in the merger of the companies. Stock options were granted and may be exercised at such times as the committee of the board of directors of InfoAccess administering the InfoAccess Plans at the time of the grant determined; however, under the InfoAccess Plan, if no exercise schedule is set forth in a recipient’s agreement, 25% of the shares subject to the option shall vest two years following the start of the recipient’s continuous relationship with our company, and an additional 25% of the shares subject to the option shall vest following each additional year of the recipient’s continuous relationship with our company. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash or the committee may, subject to approval by the board, permit recipients of stock options to deliver a promissory note as full or partial payment for the exercise of a stock option. In addition, shares may be purchased with our common stock, that a recipient has held at least six months, having a fair market value on the date the option is exercised equal to the option price of the stock being purchased.

Termination of Employment or Relationship.   If a recipient’s relationship with our company or its affiliates is terminated for any reason other than for cause (as defined in the InfoAccess Plan), death or total disability, then any portion of the recipient’s option grant that is vested but unexercised may be exercised for a period of thirty days following the termination of employment, unless the option by its terms expires earlier, and except as otherwise provided in the InfoAccess Plan or such recipient’s agreement. If a recipient’s relationship with us or our affiliates is terminated for cause, as defined in the InfoAccess Plan, such recipient’s options granted under the InfoAccess Plan automatically will terminate as of the first discovery by our company of any reason for that recipient’s termination for cause. If a recipient’s employment with us or our affiliates is terminated by such recipient’s total disability, as defined in the InfoAccess Plan, such recipient may exercise vested but unexercised options granted under the InfoAccess Plan for a period of three months after such recipient’s termination date, subject to the expiration of the option under the terms of such recipient’s agreement. If a recipient’s employment with us or our affiliates is terminated by such recipient’s death while an employee of our company or its affiliates, or during the period in which options granted under the InfoAccess Plan may be exercised due to the termination of such recipient’s employment with us or our affiliates other than for cause (as defined in the InfoAccess Plan) or such recipient’s total disability, such recipient’s legal representative may exercise vested but unexercised options granted to that recipient under the InfoAccess Plan for a period of one year after that recipient’s death, subject to the expiration of the option under the terms of such recipient’s option agreement.

Adjustments and Modifications.   The InfoAccess Plan provides that each option will be proportionately adjusted for any increase or decrease in the number of issued shares of our common stock resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend. The InfoAccess Plan gives the board the right to terminate, suspend, or modify the InfoAccess Plan as long as the rights and obligation related to outstanding option grants are not adversely affected.

Item 13. Certain Relationships and Related Transactions

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

Item 14.   Principal Accountant Fees and Services

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Ratification of Independent Auditors”.

Item 15.   Exhibits and  Financial Statement Schedules

(a)          Documents filed as part of this report:

1.                Consolidated Financial Statements:

2.                 Financial Statement Schedule:

Schedule II Valuation of Qualifying Accounts

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
(In thousands)
Deducted From Assets:
Allowance for doubtful accounts:
Year ended March 31, 2004	$ 1,400	$ 1,175	$ 1,436	(a)	$ 1,139
Year ended March 31, 2005	$ 1,139	$ 1,057	$ 1,393	(a)	$ 803
Year ended March 31, 2006	$ 803	$ 908	$ 883	(a)	$ 828

(a)    Accounts written off as uncollectible.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Shareholders
Stellent, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Stellent, Inc. and subsidiaries referred to in our report dated June 12, 2006 which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures, applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
June 12, 2006

3. Exhibits

EXHIBITS

File	Description	Reference
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001.
3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828.
4.1	Share Rights Agreement between the Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, dated as of May 29, 2002	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form 8-A12G, File No. 000-19817, filed June 3, 2002.
10.1	Stellent, Inc. 1994-1997 Stock Option and Compensation Plan*	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 28, 1998
10.2	InfoAccess, Inc. 1990 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.3	InfoAccess, Inc. 1995 Stock Option Plan as amended September 29, 1999	Incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-90843
10.5	Stellent, Inc. 1999 Employee Stock Option and Compensation Plan	Incorporated by reference to Exhibit 10.31 of the Registrant’s Form 10-Q for the three months ended September 30, 1999
10.6	Stellent, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit B to the Registrant’s Definitive Proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on July 25, 2000
10.7	Stellent, Inc. amended and restated 2000 Employee Stock Incentive Plan*	Incorporated by reference to Exhibit 10.34 of the Registrant’s Form 10-Q for the three months ended September 30, 2001
10.8	Stellent, Inc. Amended and Restated 1997 Directors Stock Option Plan*	Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement Schedule 14A, filed with the Securities and Exchange Commission July 26, 2002
10.10	Optika Imaging Systems, Inc. 1994 Stock Option /Stock Issurance Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-116000
10.11	Amendment to Optika Imaging Systems, Inc. 1994 Stock Option/Stock Issuance Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period Ended June 30, 2004
10.12	Optika Inc. 2000 Non-Officer Stock Incentive Plan	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-116000

10.13	Optika Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 99 of the Registrant’s Registration Statement on Form S-8, File No. 333-116148
10.14	Amendment to Optika Inc. 2003 Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period Ended June 30, 2004
10.15	Stellent, Inc. 2005 Equity Incentive Plan *	Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on July 5, 2005
10.46	French Annex to the Stellent, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.46 of the Registrant’s Form 10-K for the fiscal year ended March 31, 2002.
10.49	Employment Agreement Dated April 1, 2003, by and between the Registrant and Robert F. Olson*	Incorporated by reference to Exhibit 10.49 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003.
10.50	Employment Agreement Dated April 1, 2003 by and between the Registrant and Daniel Ryan*	Incorporated by reference to Exhibit 10.50 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
10.51	Employment Agreement Dated April 1, 2003, by and between the Registrant and Gregg A. Waldon*	Incorporated by reference to Exhibit 10.51 of the Registrant’s Form 10-Q for the quarter ended June 30, 2003
21	Subsidiaries of Registrant	Electronic transmission
23	Consent of Grant Thornton LLP	Electronic transmission
24	Power of Attorney	Included on the signature page hereof
31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
31.2	Certification by Darin P. McAreavey, Executive Vice President, CFO, Treasurer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.2	Certification by Darin P. McAreavey, Executive Vice President, CFO, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

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
Robert F. Olson,
Chairman of the Board, President and
Chief Executive Officer
Date: June 14, 2006

SIGNATURES AND POWER OF ATTORNEY

Each of the undersigned hereby appoints Robert F. Olson and Darin P. McAreavey, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this Annual Report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2006.

/s/ ROBERT F. OLSON
Robert F. Olson,
Chairman of the Board,
Chief Executive Officer
and President (Principal Executive Officer)
/s/ DARIN P. MCAREAVEY
Darin P. McAreavey,
Executive Vice President,
Chief Financial Officer,
Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
/s/ WILLIAM B. BINCH
William B. Binch, Director
/s/ KENNETH H. HOLEC
Kenneth H. Holec, Director
/s/ ALAN B. MENKES
Alan B. Menkes, Director
/s/ PHILIP E. SORAN
Philip E. Soran, Director
/s/ RAYMOND A. TUCKER
Raymond A. Tucker, Director
/s/ STEVEN C. WALDRON
Steven C. Waldron, Director

STELLENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Stellent, Inc.

We have audited the accompanying consolidated balance sheets of Stellent, Inc. (a Minnesota Corporation) and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of Stellent, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stellent, Inc. and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stellent, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of Stellent, Inc. and subsidiaries’ internal control over financial reporting.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Stellent, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stellent, Inc. and subsidiaries’ (a Minnesota Corporation) maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stellent, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that an audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Stellent, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Stellent, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stellent, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 12, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
June 12, 2006

STELLENT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2005	2006
ASSETS
Current assets
Cash and equivalents	$49,113	$34,741
Short-term marketable securities	17,523	29,900
Trade accounts receivable, net	30,063	31,320
Prepaid royalties, current portion	965	941
Prepaid expenses and other current assets	3,884	4,512
Total current assets	101,548	101,414
Long-term marketable securities	6,114	17,112
Property and equipment, net	4,333	7,822
Prepaid royalties, net of current portion	1,044	923
Goodwill	67,640	74,409
Other acquired intangible assets, net	5,615	4,003
Other	1,358	866
	$187,652	$206,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,867	$3,072
Deferred revenues, current portion	19,854	20,143
Commissions payable	2,419	3,839
Accrued expenses and other	7,867	7,442
Current portions of obligations under capital leases	170	473
Total current liabilities	34,177	34,969
Deferred revenue, net of current portion	946	1,079
Deferred rent, net of current portion	—	1,264
Obligations under capital leases, net of current portions	—	281
Total liabilities	35,123	37,593
Shareholders’ equity
Capital stock, $0.01 par value, 100,000 shares authorized
Preferred stock, 10,000 shares authorized, no shares issued and outstanding at March 31, 2005 and 2006	—	—
Common stock, 90,000 shares authorized, 27,476 and 29,443 shares issued and outstanding at March 31, 2005 and 2006	275	294
Additional paid-in capital	243,013	254,381
Unearned compensation	(469)	(123)
Accumulated deficit	(91,256)	(85,793)
Accumulated other comprehensive income	966	197
Total shareholders’ equity	152,529	168,956
	$187,652	$206,549

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended March 31,
	2004	2005	2006
Revenues
Product licenses	$41,571	$54,376	$56,950
Services	14,349	19,772	26,836
Post-contract support	19,854	32,663	39,599
Total revenues	75,774	106,811	123,385
Cost of revenues
Product licenses	4,936	5,017	3,886
Services	13,272	19,550	25,046
Post-contract support	3,885	5,350	7,269
Amortization of capitalized software from acquisitions	1,574	2,390	1,879
Total cost of revenues	23,667	32,307	38,080
Gross profit	52,107	74,504	85,305
Operating expenses
Sales and marketing	39,122	42,365	46,787
General and administrative	8,856	14,097	12,282
Research and development	13,263	17,958	20,153
Acquisition—related sales, marketing and other costs	—	886	—
Amortization of acquired intangible assets and other	2,006	677	626
Impairment charge on fixed assets	—	375	—
Restructuring charges	743	3,673	1,123
Total operating expenses	63,990	80,031	80,971
Income (loss) from operations	(11,883)	(5,527)	4,334
Other income (expense)
Interest income, net	982	822	2,181
Investment (impairment) gain on sale	388	(1,136)	—
Total other income (expense)	1,370	(314)	2,181
Net income (loss) before income taxes	(10,513)	(5,841)	6,515
Provision for income taxes	—	—	173
Net income (loss)	$(10,513)	$(5,841)	$6,342
Net income (loss) per common share:
Basic	$(0.48)	$(0.22)	$0.22
Diluted	$(0.48)	$(0.22)	$0.21
Weighted average shares outstanding:
Basic	22,028	26,224	28,266
Diluted	22,028	26,224	29,615

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

						Accumulated
			Additional	Accumulated		Other	Total
	Common Stock		Paid-in	(Deficit)/	Unearned	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity	Income (Loss)
Balance at April 1, 2003	21,856	$219	$186,604	$(74,902)	$—	$315	$112,236
Exercise of stock options	274	3	1,341	—	—	—	1,344
Stock issued in acquisition	100	1	753	—	—	—	754
Issuance of common stock in employee stock purchase plan	172	1	831	—	—	—	832
Repurchase of common stock	(63)	(1)	(308)	—	—	—	(309)
Foreign currency translation adjustment gain	—	—	—	—	—	361	361	$361
Net loss	—	—	—	(10,513)	—	—	(10,513)	(10,513)
Balance at March 31, 2004	22,339	223	189,221	(85,415)	—	676	104,705	$(10,152)
Exercise of stock options	778	8	3,621	—	—	—	3,629
Stock issued and options assumed in acquisition	4,203	42	49,338	—	—	—	49,380
Issuance of common stock in employee stock purchase plan	156	2	930	—	—	—	932
Unearned stock-based compensation	—	—	—	—	(895)	—	(895)
Reversal of compensation expense for terminated employees	—	—	(97)	—	97	—	—
Compensation expense	—	—	—	—	329	—	329
Foreign currency translation adjustment gain	—	—	—	—	—	290	290	$290
Net loss	—	—	—	(5,841)	—	—	(5,841)	(5,841)
Balance at March 31, 2005	27,476	275	243,013	(91,256)	(469)	966	152,529	$(5,551)
Exercise of stock options	1,547	15	8,378	—	—	—	8,393
Issuance of common stock in employee stock purchase plan	146	1	1,048	—	—	—	1,049
Stock issued in acquisition	274	3	2,005	—	—	—	2,008
Reversal of compensation expense for terminated employees	—	—	(63)	—	63	—	—
Compensation expense	—	—	—	—	283	—	283
Dividend ($0.03 per share)	—	—	—	(879)	—	—	(879)
Foreign currency translation adjustment loss	—	—	—	—	—	(769)	(769)	$(769)
Net income	—	—	—	6,342	—	—	6,342	6,342
Balance at March 31, 2006	29,443	$294	$254,381	$(85,793)	$(123)	$197	$168,956	$5,573

The accompanying notes are an integral part of the consolidated financial statements.

STELLENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2004	2005	2006
Operating activities:
Net income (loss)	$(10,513)	$(5,841)	$6,342
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization	3,369	3,481	3,118
Amortization of acquired intangible assets and other	3,580	3,067	2,505
Impairment charge on fixed assets	—	451	—
Lease incentives	—	—	1,043
Changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	(3,563)	(8,102)	(1,196)
Prepaid expenses and other current assets	(692)	2,354	(183)
Accounts payable	461	756	(730)
Accrued commissions and other liabilities	1,067	1,157	1,478
Deferred revenue	870	4,458	548
Investment impairment (gain on sale)	(388)	1,136	—
Net cash flows provided by (used in) operating activities	(5,809)	2,917	12,925
Investing activities:
Maturities (purchases) of marketable securities, net	14,383	10,857	(23,375)
Business acquisitions, net of cash acquired	(2,184)	(11,094)	(5,453)
Purchases of property and equipment	(2,263)	(1,934)	(5,490)
Purchase of intangibles	—	—	(84)
Proceeds from sale of investment in other companies	388	—	—
Other	(17)	—	—
Net cash flows provided by (used in) investing activities	10,307	(2,171)	(34,402)
Financing activities:
Repurchase of common stock	(309)	—	—
Issuance of common stock	832	932	1,049
Proceeds from stock options and warrants	1,344	3,629	8,393
Payments under capital leases	—	(649)	(558)
Cash dividend paid	—	—	(879)
Net cash flows provided by financing activities	1,867	3,912	8,005
Effect of exchange rate changes on cash and equivalents	361	290	(900)
Net increase (decrease) in cash	6,726	4,948	(14,372)
Cash and equivalents at beginning of year	37,439	44,165	49,113
Cash and equivalents at end of year	$44,165	$49,113	$34,741
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$24	$31
Non-cash investing and financing activities:
Common stock issued in business acquisitions	$754	$41,416	$2,008
Assumption of stock option plan related to business combination	—	7,964	—
Purchase of equipment through capital leases	—	819	1,142

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

Persuasive Evidence of an Arrangement Exists—The Company determines that persuasive evidence of an arrangement exists with respect to a customer under i) a signature license agreement, which is signed by both the customer and the Company, or ii) a purchase order, quote or binding letter-of-intent received from and signed by the customer, in which case the customer has either previously executed a signature license agreement with the Company or will receive a shrink-wrap license agreement with the software. The Company does not offer product return rights to end users or resellers.

Delivery has Occurred—The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the arrangement or when the software is made available to the customer through electronic delivery. Customer acceptance generally occurs at delivery.

The Fee is Fixed or Determinable—If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is typically recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed fixed and determinable if they are payable within twelve months.

Collectibility is Probable and Supported—The Company determines whether collectibility is probable and supported on a case-by-case basis. The Company may generate a high percentage of its license revenue from its current customer base, for whom there is a history of successful collection. The Company assesses the probability of collection from new customers based upon the number of years the customer has been in business and a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company is unable to determine from the

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

outset of an arrangement that collectibility is probable based upon its review process, revenue is recognized as payments are received.

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

Services revenue consists of fees from consulting services, PCS and out-of-pocket expenses reimbursed by the Company. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting services fees either on a time and materials basis or on a fixed-price schedule. In general, the Company’s consulting services are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and generally do not require any significant modification or alteration for customer use. Customers purchase the Company’s consulting services to facilitate the adoption of the Company’s technology and may dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services. The Company recognizes revenue from consulting services as services are performed. The Company’s customers typically purchase PCS annually, and prices PCS based on a percentage of the product license fee. Customers purchasing PCS receive product upgrades, Web-based technical support and telephone hot-line support. Unspecified product upgrades are not provided without the purchase of PCS. The Company typically has not granted specific upgrade rights in its license agreements. Specified undelivered elements are allocated a relative fair value amount within a license agreement and the revenue allocated for these elements are deferred until delivery occurs.

Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Cost of Revenues:   The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

service costs associated with service revenue as cost of revenues. The Company also expenses amortization of capitalized software from acquisitions as cost of revenues. The Company reports out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues.

Cash and Equivalents:   The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. At March 31, 2005 and 2006, $7,311 and $6,664 was held at various financial institutions located in Europe and other foreign countries.

Marketable Securities:   Investments in debt securities with a remaining maturity of one year or less at the date of purchase are classified as short-term marketable securities. Investments in debt securities with a remaining maturity of greater than one year are classified as long-term marketable securities. All marketable securities are classified as held to maturity and recorded at amortized cost as the Company has the ability and positive intent to hold to maturity. At March 31, 2005 and 2006, cost approximated market value of these investments. Purchases of investments were $184,108, $201,537 and $271,165 for the years ended March 31, 2004, 2005 and 2006, respectively. Maturities of investments were $198,491, $212,394 and $247,790 for the years ended March 31, 2004, 2005 and 2006, respectively. The contractual maturities of the marketable securities held at March 31, 2006 are $29,900 in fiscal 2007 and $17,112 in fiscal years thereafter.

At March 31, 2006, short and long-term marketable securities consisted of the following:

	U.S. government and agency securities	Corporate debt securities	Total
Short-term marketable securities	$7,688	$22,212	$29,900
Long-term marketable securities	$—	$17,112	$17,112

Investments in and Notes with Other Companies:   Investments in other equity securities and related notes with other companies in the software industry are classified as long-term as the Company anticipates holding them for more than one year. The Company holds less than 20% interest in, and does not directly or indirectly exert significant influence over any of the respective investees.

Investments in other companies include investments in several non-public, start-up technology companies for which the Company uses the cost method of accounting. During fiscal 2005, the Company determined, based on its review of the financial statements of such other companies, incremental financing that they received, discussions of business plans and forecasts with other companies’ executives and judgments and assumptions about the respective other companies’ industry, as well as the U.S. and world economies in general, that a permanent decline in value of certain investments had occurred and recorded a $1,136 write-down on the investments in and advances to the companies. No permanent decline in value of investments occurred during fiscal years 2004 or 2006.

Accounts Receivable:   Accounts receivable are presented net of allowances of $803 and $828 as of March 31, 2005 and 2006. The Company’s accounts receivable balances are due from companies across a broad range of industries—Government, Finance, Manufacturing, Consumer, Aerospace and Transportation, Health Care/Insurance, and High Tech/Telecom. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable from sales of services are typically due from customers within 30 days and accounts receivable from sales of licenses

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

are due over terms ranging from 30 days to twelve months. Accounts receivable balances are stated at amounts due from customer net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

No customer accounted for 10% or more of the Company’s revenues in the years ended March 31, 2004, 2005, and 2006.

Property and Equipment:   Property and equipment, including leasehold improvements, are recorded at cost. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to eight years, or the life of the lease for leasehold improvements, whichever is shorter. Equipment under capital leases is depreciated to its expected value at the end of the lease term. Fully depreciated assets are retained in the asset and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. During fiscal year 2005, the Company completed a physical inventory of our fixed assets which includes equipment, furniture and leasehold improvement on its leased facilities. As a result of this physical inventory, the Company identified certain fixed assets which had been either decommissioned and had no value or were physically disposed of during the fourth quarter of fiscal year 2005. The Company recorded an impairment charge of $375 which represented the remaining net book value of these assets as of March 31, 2005. No impairment charge occurred during fiscal years 2004 or 2006.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Goodwill:   Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company has determined that there are two reporting units. The Company performed and completed its required annual impairment testing on January 1, 2006. Upon completing a review internally, the Company determined that the carrying value of its recorded goodwill as of this date had not been impaired and no impairment charge was recorded. No circumstances occurred during the fourth quarter of fiscal year 2006 which would have created an impairment loss at March 31, 2006. The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2006 was as follows:

	March 31,
	2005	2006
Beginning of the year	$14,780	$67,640
Acquisition of Optika	51,155	131
Acquisition of Stellent, S.A. De C.V.	1,158	100
Acquisition of Ancept	367	146
Acquisition of Stellent Information Systems Company Limited	180	—
Acquisition of e-Onehundred Group	—	6,405
Other	—	(13)
End of the year	$67,640	$74,409

Other acquired intangible assets:   Other acquired intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no other acquired intangible assets which are not subject to amortization. The other acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of March 31, 2006. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Other acquired intangible assets by major intangible asset class at March 31, 2006 were as follows:

	Acquired Value	Amortization Period in Years
Core technology	$3,690	3
Customer base	3,039	3 to 10
	$6,729	5.34 weighted
		average years

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Core technology	$4,991	$(1,870)	$3,121
Customer base	2,725	(231)	2,494
	$7,716	$(2,101)	$5,615

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Core technology	$3,690	$(2,153)	$1,537
Customer base	3,039	(573)	2,466
	$6,729	$(2,726)	$4,003

Amortization expense for the years ended March 31, 2004, 2005 and 2006 related to the acquired other intangible assets was $3,580, $2,738 and $2,222, respectively.

Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2007	$1,593
2008	644
2009	322
2010	278
2011	278
Thereafter	888
$4,003

Software Development Costs:   Software development costs may be capitalized once the technological feasibility of the project is established. The amount of software development costs that may be capitalized is subject to limitations based on the net realizable value of the potential product. Typically the period between achieving technological feasibility of the Company’s products and the general availability of the products has been short. No software costs were capitalized during fiscal years 2005 and 2006.

In addition, capitalized software has included the fair value of certain acquired capitalized software costs (see Note 2). Amortization of developed capitalized software is determined annually as the greater of the amount computed using the ratio of current gross revenues for the products to their total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products. Capitalized software totaled $1,219 and accumulated amortization was $1,130 at March 31, 2005. At March 31, 2006 capitalized software and accumulated amortization was zero. Amortization expense of developed capitalized software is included in Cost of Revenues—Product Licenses.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

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

Comprehensive Income (Loss):   Comprehensive income (loss) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, includes net income (loss) and items defined as other comprehensive income (loss). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on the Company’s available for sale securities, be separately classified in the financial statements. Such items are reported in the consolidated statements of shareholders’ equity as comprehensive income (loss)

Advertising:   The Company expenses the cost of advertising as it is incurred. Advertising expense for the years ended March 31, 2004, 2005 and 2006 was $4,362, $5,095 and $4,890, respectively.

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

Research and Development:   These costs are charged to operations in the year incurred and are shown on a separate line of the Consolidated Statements of Operations. Research and development expenses, covering basis technology research and the application of technology advances to the development of new and improved products, totaled $13,263, $17,958 and $20,153 for the years ended March 31, 2004, 2005 and 2006, respectively.

Net income (Loss) per Common Share:   The difference in the weighted average shares outstanding for calculating basic and diluted net income (loss) per share is attributable to the dilution associated with the Company’s stock-based compensation plans. The Company’s basic net income (loss) per share amounts

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the years ended March 31, 2004 and 2005, the Company incurred net losses and therefore, basic and diluted per share amounts are the same. For the year ended March 31, 2006 the Company incurred net income and therefore the dilution associated with the Company’s stock-based compensation plans was 1,349.

Income Taxes:   The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realization exists. As of March 31, 2006 and 2005 a valuation allowance of $73,147 and $71,098, respectively were recorded. See Note 8 to the Consolidated Financial Statements.

Stock-based Compensation:   The Company has stock option plans for employees and a separate stock option plan for directors, which are described more fully in Note 5. The intrinsic value method is used to value the stock options issued to employees and directors, and the Company accounts for those plans under the recognition and measurement principles of Financial Accounting Standards Board (“FASB”), APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. The Company has adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements. In the years presented, no stock-based employee compensation cost is reflected in net income (loss), excluding the amortization of unearned compensation expense related to the Optika transaction recognized in fiscal year 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method been applied, the compensation expense would have been different in the periods presented. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value method for the following periods:

	Years Ended March 31,
	2004	2005	2006
Net income (loss)—as reported	$ (10,513)	$ (5,841)	$ 6,342
Add: Stock-based compensation included in net income (loss) as reported	—	329	283
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,711)	(11,828)	(7,003)
Net loss—pro forma	$ (19,224)	$ (17,340)	$ (378)

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

	Years Ended March 31,
	2004	2005	2006
Weighted average shares outstanding:
Basic	22,028	26,224	28,266
Diluted	22,028	26,224	29,615
Net income (loss) per share as reported:
Basic	$ (0.48)	$ (0.22)	$ 0.22
Diluted	$ (0.48)	$ (0.22)	$ 0.21
Net loss per share pro forma:
Basic	$ (0.87)	$ (0.66)	$ (0.01)
Diluted	$ (0.87)	$ (0.66)	$ (0.01)

The weighted average fair value of options granted under the stock options plans during fiscal years 2004, 2005 and 2006 was $4.41, $5.55 and $3.24, per share respectively. The weighted average of the employee stock purchase shares for fiscal years 2004, 2005 and 2006 was $2.30, $2.01 and $2.27, respectively. The Company amortizes the fair value of compensation using the straight-line method over the vesting term. Pro forma information regarding the fair value of stock options is determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Employee based stock option plans:

	Years Ended March 31,
	2004	2005	2006
Risk free interest yields	2% - 5.5%	3.3% - 3.6%	3.7% - 4.6%
Dividend yield	—	—	—
Volatility factor of expected market price of Company’s stock	95%	70% - 95%	46% - 58%
Weighted average expected life of options (years)	3.25	3.00 - 3.25	3.00

Employee stock purchase plan:

	Years Ended March 31,
	2004	2005	2006
Risk free interest yields	1.0% - 1.1%	1.3% - 2.2%	3.2% - 4.0%
Dividend yield	—	—	—
Volatility factor of expected market price of Company’s stock	83%	45%	45% - 50%
Weighted average expected life of options (years)	0.5	0.5	0.5

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123(R) for the Company was July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission (SEC) adopted a new rule that

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

amends the effective dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, the Company began expensing options effective April 1, 2006 and has elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, the Company anticipates recognizing $4,000 to $6,000 of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

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

New Accounting Pronouncements:   In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and supersedes EITF Abstracts, Topic D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company adopted this Staff Position during fiscal year 2006 and it did not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a restatement. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 and it did not have a material impact on the Company’s consolidated financial statements.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The original effective date for SFAS No. 123(R) for the Company was July 1, 2005. However, on April 14, 2005, SEC adopted a new rule that amends the effective dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, the Company began expensing options effective April 1, 2006 and has elected not to restate the prior period results. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, the Company anticipates recognizing $4,000 to $6,000 of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

2. Business Combinations

Fiscal year 2006 acquisition:

On June 20, 2005, the Company acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5,000 in cash and 274 shares of the Company’s stock valued at $2,008. The Company also incurred approximately $291 in professional fees and other costs directly associated with this acquisition. Approximately $6,405 of the purchase price was allocated to goodwill, $520 was allocated to other acquired intangible assets (core technology and customer base, which both will be amortized over a three year period), $551 was allocated to assets acquired and $177 was allocated to liabilities assumed in the acquisition. The Company is also required to make earn-out payments of potentially $2,000 based upon revenue performance over a one-year period from the date of acquisition. As of March 31, 2006 the Company has not made an earn-out payment. Future earn-out payments are estimated to be $1,500 for the fiscal year ended March 31, 2007. Additional pro forma disclosures required under SFAS No. 141 related to this acquisition were not considered material.

Fiscal year 2005 acquisitions:

On May 13, 2004, the Company acquired the outstanding shares of Stellent, S.A. De C.V. for approximately $750 in cash and assumed liabilities of $274, creating a business presence in Mexico. The Company was required to make contingent consideration payments (earn out) for two years from the date of acquisition. Earn out amounts cannot exceed $300 in the first year and $450 in the second year after the acquisition which will be recorded as goodwill. During fiscal year 2005 and fiscal year 2006, $134 and $100, respectively, was accrued and recorded as goodwill related to this earn out. The Company does not anticipate any additional earn out to be paid related to this acquisition. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.

On May 28, 2004, the Company acquired all outstanding shares of Optika Inc. for $10,000 in cash, approximately 4,203 shares of the Company’s common stock valued at $41,416, the assumption of Optika’s outstanding common stock options, and direct acquisition costs of approximately $1,594. The Company acquired Optika in order to add to, or strengthen and expand, its Universal Content Management software

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

in the areas of document imaging, business process management and compliance capabilities. The valuation of the Company’s stock was set at an average price at the time the merger agreement was signed, which was January 11, 2004. The fair value of Optika’s option plan of $7,964 was estimated as of January 11, 2004 using the Black-Scholes option-pricing model with the following assumptions: no estimated dividends, expected volatility of 95%, risk free interest rate of 2.5% and expected option terms of 3 years for all options.

The total estimated purchase price was allocated to Optika’s net tangible and identifiable intangible assets based upon their estimated fair values as of the date of completion of the acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $596 and facility closing costs of $263 primarily related to lease obligations and was included in the cost of the acquisition. During fiscal year 2006, the Company paid out the remaining amounts of $210 and $66 in severance and facility costs, respectively. Based upon the purchase price and valuation, the following represents the allocation of the aggregate purchase price to the acquired net assets of Optika:

Purchase price:
Cash	$ 10,000
Transaction costs	1,594
Value of common stock issued	41,416
Value of stock option grants	7,964
Total purchase consideration paid	$ 60,974
Fair value of assets acquired and liabilities assumed:
Cash	$ 7,460
Accounts receivable	2,912
Fixed assets	460
Other assets	660
Accounts payable	(313)
Accrued expenses	(1,433)
Deferred revenue	(6,194)
Acquisition restructuring charge	(859)
Goodwill	51,286
Identifiable intangible assets	6,100
Unearned compensation	895
Total purchase price	$ 60,974

The estimate of unearned compensation was based on the fair market value of the unvested options as of May 28, 2004. Compensation expense will be recognized over the remaining vesting period of the options, which ranges from one month to 48 months, as each option grant vests.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

	Fair Value	Useful Life	Annual Amortization
Core technology	$3,400	3 years	$1,133
Customer base	2,700	10 years	270
	$6,100		$1,403

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

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance will be applied first to reduce to zero any goodwill related to the acquisition, then to reduce to zero other non-current intangible assets related to the acquisition, and then to reduce income tax expense.

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

During fiscal year 2005, the Company acquired certain assets of Stellent Information Systems Company Limited, a Korean entity, for a total of $205 in cash. $180 was recorded as goodwill and $25 was

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

allocated to other intangible assets. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.

Fiscal year 2004 acquisition:

On August 20, 2003, the Company acquired certain assets of Ancept, Inc., a provider of software for digital asset management, for approximately $2,000 in cash and 100 shares of the Company’s stock, which were valued at approximately $800. Approximately $1,914 of the purchase price was allocated to goodwill, $972 was allocated to capitalized software and $86 was allocated to liabilities assumed in the acquisition. The Company was also required to make contingent consideration payments based upon certain license revenue sales for two years from the date of acquisition. Total contingent consideration payments were $140, $367 and $146 for fiscal years 2004, 2005 and 2006, respectively. The Company does not anticipate any additional earn out to be paid related to this acquisition. Additional pro forma disclosures required under SFAS No. 141, related to this acquisition were not considered material.

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

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

4. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following:

	March 31,
	2005	2006
Equipment and furniture	$13,323	$15,725
Equipment under capitalized leases	819	1,962
Leasehold improvements	1,926	3,882
	16,068	21,569
Less accumulated depreciation	(11,735)	(13,747)
	$4,333	$7,822

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	March 31,
	2005	2006
Accrued vacation	$1,282	$1,770
Accrued restructuring costs	1,747	621
Other accrued expenses	4,838	5,051
	$7,867	$7,442

5. Shareholders’ Equity

Preferred Stock:   Stellent’s Certificate of Incorporation provides for the issuance of up to 10,000 shares of undesignated preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have those rights and preferences, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by unlimited discretion of Stellent’s Board of Directors. At March 31, 2005 and 2006, no preferred stock was issued or outstanding.

Common Stock:   Stellent’s Certificate of Incorporation provides for the issuance of up to 90,000 shares of common stock with a par value of $0.01. The holders of Stellent common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant.

On March 6, 2006, the Board of Directors declared the Company’s initial quarterly cash dividend of $0.03 per share. The dividend was paid on March 28, 2006 to stockholders of record at the close of business on March 16, 2006. The total amount of the dividend was $879. On May 9, 2006, the Board of Directors

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

declared a quarterly cash dividend of $0.03 per share to be paid on June 27, 2006 to stockholders of record on June 15, 2006.

Warrants:   The Company had no stock purchase warrants outstanding as of March 31, 2006.

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

Stock Options:   The Company maintains several stock option plans (the Plan), which provide for the grant of stock options and other stock based awards. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability. The options generally vest over periods of one to five years and have a maximum life of ten years. A maximum of 13,400 shares of common stock were issuable to employees and directors under the terms of Plan, of which a total of 6,818 were available for future grant as of March 31, 2006.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

A summary of the Company’s stock option activity, and related information through March 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of March 31, 2003	4,685	12.13
Granted	1,838	6.47
Exercised	(274)	4.90
Forfeited	(605)	17.49
Outstanding as of March 31, 2004	5,644	10.06
Converted Optika options	1,114	6.70
Granted	1,513	7.20
Exercised	(778)	4.67
Forfeited	(807)	12.56
Outstanding as of March 31, 2005	6,686	9.19
Granted	1,322	7.84
Exercised	(1,547)	5.43
Forfeited	(688)	10.28
Outstanding as of March 31, 2006	5,773	$9.76

The following table summarizes information about the stock options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.91 - $5.99	961	6.9	$4.51	838	$4.53
$6.00 - $6.99	1,472	7.0	6.48	934	6.40
$7.00 - $7.99	1,556	8.4	7.47	590	7.51
$8.00 - $16.99	1,111	7.3	10.65	710	11.44
$17.00 - $81.82	673	4.8	28.22	673	28.22
	5,773	7.1	$9.76	3,745	$11.04

Employee Stock Purchase Plan:   The Company has an employee stock purchase plan (the Employee Plan), which allows eligible employees to purchase stock of the Company at 85% of its fair market value through elected payroll deductions equal up to 10% of their compensation. During fiscal 2004, 2005 and 2006, 172, 156 and 146, respectively, shares of common stock had been purchased under the Employee Plan. During fiscal 2006, all available shares under the Employee Plan were issued and the Company’s does not currently  intend to authorize any additional shares.

6. Employee Benefit Plans

The Company maintains pre-tax salary reduction and profit sharing plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees who have reached the age of 21. Each employee may elect to contribute to the Plan through payroll deductions

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

of his or her salary, subject to certain limitations. Total Company contributions to the plans for the years ended March 31, 2004, 2005 and 2006 were $405, $551 and $667, respectively.

7. Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and are excluded from the computation if their effect is anti-dilutive. Options to purchase 5,868 and 6,686 shares of common stock were outstanding at March 31, 2004 and 2005, but were excluded from the computation of common share equivalents because they were anti-dilutive. The components of net income (loss) per basic and diluted shares are as follows:

	Years Ended March 31,
	2004	2005	2006
Net income (loss) as reported	$(10,513)	$(5,841)	6,342
Weighted average shares outstanding:
Basic	22,028	26,224	28,266
Dilution associated with employee stock option	—	—	1,349
Diluted	22,028	26,224	29,615
Net income (loss) per share as reported:
Basic	$(0.48)	$(0.22)	$0.22
Diluted	$(0.48)	$(0.22)	$0.21

8. Income Taxes

The provision for income taxes consists of the following:

	Years Ended March 31,
	2004	2005	2006
Current:
U.S. and state	$—	$—	$37
Foreign	—	—	—
Total current tax expense (benefit)	—	—	37
Deferred:
U.S. and state	$—	$—	$136
Foreign	—	—	—
Total deferred tax expense (benefit)	—	—	136
Total income tax expense (benefit)	$—	$—	$173

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Deferred tax assets/(liabilities) are comprised of the following:

	Years Ended March 31,
	2005	2006
Deferred tax liabilities:
Depreciation	$(225)	$(469)
Other	41	73
Deferred tax assets:
Deferred revenue	871	167
Accounts receivable and other reserves	640	1,098
Net operating loss carryforwards	54,773	58,339
Amortization of intangibles	8,071	4,771
Foreign tax credits	309	409
Permanent investment write-down	2,006	1,348
Capital loss carryforwards	—	2,017
Research and development credit carryforwards	4,612	5,258
	71,098	73,011
Valuation allowance	(71,098)	(73,147)
Net deferred tax asset/(liability)	$—	$(136)

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net operating loss (NOL) carryforwards of approximately $126,291 in the United States (U.S.) and foreign NOL carryforwards of approximately $35,971 at March 31, 2006. The utilization of a portion of the Company’s U.S. NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. If not used, the NOLs begin to expire in 2010 in the following amounts each year:

For the year ending March 31,
2007	$—
2008	—
2009	—
2010	740
2011	88
Thereafter	161,434
$162,262

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past losses that it was “more likely than not” that the Company’s deferred tax assets would be realized. In future years, if the deferred tax assets are determined by management to be

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of March 31, 2006 will be recorded as follows:

Income tax benefit from continuing operations	$44,150
Goodwill and intangibles	12,272
Additional paid-in capital	16,725
Total	$73,147

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The Company’s effective tax rate varied from the U.S. federal statutory tax rate as follows:

	Years Ended March 31,
	2004	2005	2006
Federal statutory rate	(34.0)%	(34.0)%	34.0%
Research and development credits	(0.1)	1.9	(4.4)
State taxes	(0.3)	0.4	—
Permanent Differences	(1.8)	4.0	1.0
Change in valuation allowance	37.6	27.8	(28.6)
Other	(1.4)	(0.1)	0.7
Effective tax rate	—%	—%	2.7%

9. Commitments and Contingencies

Operating and Capital Leases:   The Company has entered into certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was $5,265, $4,548 and $3,718 for the years ended March 31, 2004, 2005 and 2006, respectively. Total payments including interest made under capital leases for fiscal years 2006 and 2005 was $589 and $673, respectively. The Company did not have any capital leases for the year ended March 31, 2004. At March 31, 2005 and 2006, leased capital assets included in equipment and furniture were as follows:

	March 31,
Property and equipment:	2005	2006
Equipment and furniture	$819	$1,962
Less accumulated depreciation	(653)	(1,216)
	$166	$746

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

Minimum remaining rental commitments under operating leases net of sublease and capital leases arrangements are as follows as of March 31, 2006:

	Operating	Capital
For the year ending March 31,
2007	$3,017	$505
2008	1,292	208
2009	1,156	87
2010	1,113	—
2011	1,038	—
Thereafter	2,518	—
Total	$10,134	$800
Less: Amounts representing interest		(46)
Present value of future minimum lease payments		$754
Less: Current portions of obligations under capital lease		(473)
Obligations under capital leases, net of current portions		$281

Software Royalties:   The Company has entered into several software royalty agreements whereby it is required to pay a royalty amount based upon predetermined payment schedules. At March 31, 2005 and 2006, the Company recorded advanced royalties as prepaid expense of $2,009 and $1,864, respectively. Royalties are recognized as expense based on sales. During the years ended March 31, 2004, 2005 and 2006 royalty expense totaled $3,103, $3,042 and $2,114, respectively.

Legal Proceedings:   The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation. The lawsuit was a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005 a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006. No further expenses are anticipated with this lawsuit.

Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Corporation, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the Federal case described above. A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers. The Company moved to dismiss the action. While the motion to dismiss was pending the Company's insurance carriers, because of the ongoing expense of litigation and the role the plaintiff's counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $250,000. The settlement is subject to preliminary and final court approval. The settlement will be paid entirely from proceeds of an insurance policy.

Additionally, the Company is subject to various claims and litigation in the ordinary course of its business, including employment matters, and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

10. Restructuring Charges

The Company initiated four restructuring plans during fiscal year 2003 in an effort to better align its expenses and revenues in light of the continued economic slowdown. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003 and has accounted for restructuring charges initiated after December 31, 2002 under its provisions.

As part of the Company’s fourth restructuring plan, which occurred during March 2003, the Company recorded approximately $452 during the first quarter of fiscal 2004, of which $396 related to employee termination costs for five employees who were identified to be terminated as part of the plan, but had not been communicated their termination until after March 31, 2003. This plan also included the closing of an office facility as part of its acquisition of Active IQ (see Note 2). The Company closed the facility during the first quarter of fiscal 2004 and approximately $56 was recorded for facility closing costs and future lease payments. During the first quarter of fiscal 2004, the Company recorded an additional $360 of facility closing costs related to a change in the estimated costs of closing a research and development facility in Massachusetts, related to the restructuring plan initiated during the second quarter of fiscal 2003, which was closed in the quarter ended September 30, 2002. During the first quarter of fiscal 2006 a benefit of $57 was record as a change in the estimated costs related to the Massachusetts research and development facility closed in the quarter ended September 30, 2002. A total of $16 remained to be paid in connection with these charges at March 31, 2006.

In connection with the integration of Optika and in connection with our plans to continue to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. The initial restructuring took place during the first quarter which included the termination of 30 employees and the closure of the Company’s New York facility. Restructuring charges  included in the Company’s net loss during the first quarter of fiscal year 2005 related to this plan were approximately $2,461, which included $1,866 for employee terminated benefits and $595 for excess facilities. A change of estimate related to this restructuring plan resulted in $32 additional expense being recognized in the fourth quarter of fiscal year 2005. At March 31, 2006, approximately $247 remained to be paid in connection with these charges. The final fiscal year 2005 restructuring plan was completed during our fourth quarter, which included the termination of 25 employees and the closure of the Company’s Mexican facility. The expense recognized and included in the Company’s net loss during the fourth quarter of fiscal year 2005 related to these restructuring plans totaled $1,104, with approximately $990 related to employee terminated benefits and approximately $114 related to excess facilities. A change of estimate related to this restructuring plan resulted in $74 additional expense being recognized in the first quarter of fiscal year 2006. At March 31, 2006 approximately $56 employee termination benefits remained to be paid in connection with this charge.

During the second quarter of fiscal year 2006, the Company adopted a restructuring plan to reorganize its international sales operations and consolidate certain general and administrative activities. The initial charge of $508 was recognized during the second quarter of fiscal year 2006, which included the costs for pay and benefits related to the involuntary termination of 8 employees of approximately $321 with the remaining $187 related to the closure of the Company’s Brazilian facility. In the third quarter and fourth quarter of fiscal year 2006 a change of estimate was recorded which resulted in $67 and $28, respectively, of additional expense related to this restructuring plan. The second restructuring plan resulted in a charge of $513 which was recorded during the fourth quarter of fiscal year 2006. The expense recognized included costs for pay and benefits related to the involuntary termination of 20 employees of

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except per share data)

approximately $470 and the remaining $43 related to other exit costs necessary to the eliminate our digital asset management group as the technology has been fully integrated into our other software products. At March 31, 2006 approximately $245 remained to be paid in connection with this charge.

As of March 31, 2006 the total $621 was included in “accrued expenses and other” balance within the Company’s Consolidated Balance Sheets, of which employee termination benefit costs of $418 and other exit costs totaling $203 will be paid out through  September 2006.

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

Restructuring Charges
Second Quarter ‘03	First Quarter ‘04		First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06		Fourth Quarter ‘06
Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Total

Balance at April 1, 2003	$304	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$304
Expense	—	396	56	—	—	—	—	—	—		—	452
Payments	(65)	(245)	—	—	—	—	—	—	—	—	—	(310)
Change in estimate	360	—	—	—	—	—	—	—	—	—	—	360
Balance at June 30, 2003	599	151	56	—	—	—	—	—	—		—	806
Payments	(43)	(38)	(56)	—	—	—	—	—	—	—	—	(137)
Balance at September 30, 2003	556	113	—	—	—	—	—	—	—	—	—	669
Payments	(43)	(38)	—	—	—	—	—	—	—	—	—	(81)
Balance at December 31, 2003	513	75	—	—	—	—	—	—	—	—	—	588
Payments	(49)	—	—	—	—	—	—	—	—	—	—	(49)
Change in estimate	—	(69)	—	—	—	—	—	—	—	—	—	(69)
Balance at March 31, 2004	464	6	—	—	—	—	—		—	—	—	470
Expense	—	—	—	1,866	595	—	—	—	—	—	—	2,461
Payments	(48)	—	—	(306)	—	—	—	—	—	—	—	(354)
Balance at June 30, 2004	416	6	—	1,560	595	—	—	—	—	—	—	2,577
Payments	(33)	—	—	(794)	(81)	—	—	—	—	—	—	(908)
Balance at September 30, 2004	383	6	—	766	514	—	—	—	—	—	—	1,669
Payments	(51)	—	—	(391)	(81)	—	—	—	—	—	—	(523)
Balance at December 31, 2004	332	6	—	375	433	—	—	—	—	—	—	1,146
Expense	—	—	—	—	—	990	114	—	—	—	—	1,104
Payments	(51)	(6)	—	(36)	(87)	(348)	(7)	—	—	—	—	(535)
Change in estimate	—	—	—	32	—	—	—	—	—	—	—	32
Balance at March 31, 2005	281	—	—	371	346	642	107	—	—	—	—	1,747
Payments	(87)	—	—	(91)	(87)	(265)	(142)	—	—	—	—	(672)
Change in estimate	(57)	—	—	—	—	27	47	—	—	—	—	17
Balance at June 30, 2005	137	—	—	280	259	404	12	—	—	—	—	1,092
Expense	—	—	—	—	—	—	—	321	187	—	—	508
Payments	(79)	—	—	—	(91)	(216)	(12)	(160)	(43)	—	—	(601)
Change in estimate	—	—	—	—	140	—	—	—	—	—	—	140
Balance at September 30, 2005	58	—	—	280	308	188	—	161	144	—	—	1,139
Payments	(42)	—	—	(9)	(91)	(63)	—	(113)	(81)	—	—	(399)
Change in estimate	—	—	—	—	—	—	—	67	—	—	—	67
Balance at December 31, 2005	16	—	—	271	217	125	—	115	63	—	—	807
Expense	—	—	—		—		—			470	43	513
Payments	—	—	—		(91)	(69)	—	(115)	(34)	(257)	(11)	(577)
Change in estimate	—	—	—	(150)	—	—	—	28	—	—	—	(122)
Balance at March 31, 2006	$16	$—	$—	$121	$126	$56	$—	$28	$29	$213	$32	$621

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

11. Segments of Business and Geographic Area Information

The Company operates in two operating segments which meet the aggregation criteria for a single reporting segment. A summary of the Company’s operations by geographic area follows:

	Year Ended March 31,
	2004	%	2005	%	2006	%
Revenues:
United States	$54,538	72.0	$77,874	72.9	$90,835	73.6
Europe	14,649	19.3	16,261	15.2	20,609	16.7
Asia Pacific	489	0.7	6,157	5.8	6,313	5.2
Canada	4,329	5.7	3,702	3.5	4,340	3.5
Other	1,769	2.3	2,817	2.6	1,288	1.0
Total revenues	$75,774	100.0	$106,811	100.0	$123,385	100.0
Identifiable assets:
United States	$3,541		$3,313		$7,027
Europe	894		696		519
Asia Pacific	36		318		276
Other	—		6		—
Total	$4,471		$4,333		$7,822

Sales are attributed to countries or region based on the location of the customer.