Form 10-K/A
period 2006-03-31
STELLENT INC
filed 2006-06-21
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Stellent, Inc. (the “Company”) for the fiscal year ended March 31, 2006 (the “Form 10-K”) is being filed solely to correct clerical errors in the calculations of non-financial disclosure items contained in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Note 5 of Item 15 Exhibits and Financial Statement Schedules, related to the maximum number of shares issuable to directors and employees and the number of share remaining available for future issuance under the Company’s equity compensation plans.

The number of share remaining available for future issuance under the Company’s equity compensation plans is revised from 6,817,416, as originally reported, to 3,073,923. Also, the maximum shares issuable to employees and directors under the terms of the Company’s equity compensation plans is revised from 13.4 million, as originally reported, to 12.5 million.

This amendment does not restate any previously reported financial statements, results of operations or related financial data.

EQUITY COMPENSATION PLAN INFORMATION

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management.”

The following table provides information as of March 31, 2006 for our compensation plans under which securities may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Securityholders	5,148,497	$ 9.84	3,073,923	(1)
Equity Compensation Plans Not Approved by Securityholders	624,618	$ 9.06	—
Total	5,773,115	$ 9.76	3,073,923

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

8

Exhibits

Exhibit Number	Description	Reference
31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
31.2	Certification by Darin P. McAreavey, Executive Vice President, CFO, Treasurer and Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission
32.2	Certification by Darin P. McAreavey, Executive Vice President, CFO, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.
(Registrant)
	By:	/s/ ROBERT F. OLSON
Robert F. Olson,
Chairman of the Board, President and
Chief Executive Officer
Date: June 21, 2006

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 21, 2006.

/s/ ROBERT F. OLSON
Robert F. Olson,
Chairman of the Board,
Chief Executive Officer
and President (Principal Executive Officer)
/s/ DARIN P. MCAREAVEY
Darin P. McAreavey,
Executive Vice President,
Chief Financial Officer,
Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
*
William B. Binch, Director
*
Kenneth H. Holec, Director
*
Alan B. Menkes, Director
*
Philip E. Soran, Director
*
Raymond A. Tucker, Director
*
Steven C. Waldron, Director

*                    Darin P. McAreavey, by signing his name below, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to power of attorney duly reported by such persons.

By:	/s/ DARIN P. MCAREAVEY
Darin P. McAreavey

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

Stock Options:   The Company maintains several stock option plans (the Plan), which provide for the grant of stock options and other stock based awards. The Plan is administered by the Board of Directors, which has the discretion to determine the number and purchase price of shares subject to stock options (which may be below the fair market value of the common stock on the date thereof), the term of each option, and the terms of exercisability. The options generally vest over periods of one to five years and have a maximum life of ten years. A maximum of 12,521 shares of common stock were issuable to employees and directors under the terms of Plan, of which a total of 3,074 were available for future grant as of March 31, 2006.

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

STELLENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

Restructuring Charges
Second Quarter ‘03	First Quarter ‘04		First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06		Fourth Quarter ‘06
Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Total

Balance at April 1, 2003	$ 304	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ 304
Expense	—	396	56	—	—	—	—	—	—		—	452
Payments	(65)	(245)	—	—	—	—	—	—	—	—	—	(310)
Change in estimate	360	—	—	—	—	—	—	—	—	—	—	360
Balance at June 30, 2003	599	151	56	—	—	—	—	—	—		—	806
Payments	(43)	(38)	(56)	—	—	—	—	—	—	—	—	(137)
Balance at September 30, 2003	556	113	—	—	—	—	—	—	—	—	—	669
Payments	(43)	(38)	—	—	—	—	—	—	—	—	—	(81)
Balance at December 31, 2003	513	75	—	—	—	—	—	—	—	—	—	588
Payments	(49)	—	—	—	—	—	—	—	—	—	—	(49)
Change in estimate	—	(69)	—	—	—	—	—	—	—	—	—	(69)
Balance at March 31, 2004	464	6	—	—	—	—	—		—	—	—	470
Expense	—	—	—	1,866	595	—	—	—	—	—	—	2,461
Payments	(48)	—	—	(306)	—	—	—	—	—	—	—	(354)
Balance at June 30, 2004	416	6	—	1,560	595	—	—	—	—	—	—	2,577
Payments	(33)	—	—	(794)	(81)	—	—	—	—	—	—	(908)
Balance at September 30, 2004	383	6	—	766	514	—	—	—	—	—	—	1,669
Payments	(51)	—	—	(391)	(81)	—	—	—	—	—	—	(523)
Balance at December 31, 2004	332	6	—	375	433	—	—	—	—	—	—	1,146
Expense	—	—	—	—	—	990	114	—	—	—	—	1,104
Payments	(51)	(6)	—	(36)	(87)	(348)	(7)	—	—	—	—	(535)
Change in estimate	—	—	—	32	—	—	—	—	—	—	—	32
Balance at March 31, 2005	281	—	—	371	346	642	107	—	—	—	—	1,747
Payments	(87)	—	—	(91)	(87)	(265)	(142)	—	—	—	—	(672)
Change in estimate	(57)	—	—	—	—	27	47	—	—	—	—	17
Balance at June 30, 2005	137	—	—	280	259	404	12	—	—	—	—	1,092
Expense	—	—	—	—	—	—	—	321	187	—	—	508
Payments	(79)	—	—	—	(91)	(216)	(12)	(160)	(43)	—	—	(601)
Change in estimate	—	—	—	—	140	—	—	—	—	—	—	140
Balance at September 30, 2005	58	—	—	280	308	188	—	161	144	—	—	1,139
Payments	(42)	—	—	(9)	(91)	(63)	—	(113)	(81)	—	—	(399)
Change in estimate	—	—	—	—	—	—	—	67	—	—	—	67
Balance at December 31, 2005	16	—	—	271	217	125	—	115	63	—	—	807
Expense	—	—	—		—		—			470	43	513
Payments	—	—	—		(91)	(69)	—	(115)	(34)	(257)	(11)	(577)
Change in estimate	—	—	—	(150)	—	—	—	28	—	—	—	(122)
Balance at March 31, 2006	$ 16	$ —	$ —	$ 121	$ 126	$ 56	$ —	$ 28	$ 29	$ 213	$ 32	$ 621

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