Form 10-Q
period 2006-06-30
STELLENT INC
filed 2006-08-09
CIK 867347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

TO .

COMMISSION FILE NUMBER 0-19817.

STELLENT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA	41-1652566
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

7500 FLYING CLOUD DRIVE, SUITE 500, EDEN PRAIRIE, MINNESOTA	55344-3736
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(952) 903-2000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large Accelerated Filer ☐                                Accelerated Filer  ☒                           Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act)
☐ Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 29,668,480 shares as of August 4, 2006.

STELLENT, INC

Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STELLENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	March 31,
	2006	2006
ASSETS
Current assets
Cash and equivalents	$43,330	$34,741
Short-term marketable securities	26,400	29,900
Trade accounts receivable, net	29,878	31,320
Prepaid royalties, current portion	962	941
Prepaid expenses and other current assets	4,464	4,512
Total current assets	105,034	101,414
Long-term marketable securities	14,295	17,112
Property and equipment, net	7,526	7,822
Prepaid royalties, net of current portion	779	923
Goodwill	75,354	74,409
Other acquired intangible assets, net	3,950	4,003
Other	641	866
	$207,579	$206,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,048	$3,072
Deferred revenues, current portion	20,723	20,143
Commissions payable	2,738	3,839
Accrued expenses and other	6,384	7,442
Current portions of obligation under capital leases	332	473
Total current liabilities	32,225	34,969
Deferred revenue, net of current portion	991	1,079
Deferred rent, net of current portion	1,211	1,264
Obligations under capital leases, net of current portions	233	281
Total liabilities	34,660	37,593
Shareholders’ equity
Common stock	296	294
Additional paid-in capital	256,764	254,381
Unearned compensation	—	(123)
Accumulated deficit	(84,581)	(85,793)
Accumulated other comprehensive income	440	197
Total shareholders’ equity	172,919	168,956
	$207,579	$206,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Revenues
Product licenses	$14,353	$13,728
Services	7,679	5,160
Post-contract support	10,310	9,673
Total revenues	32,342	28,561
Cost of revenues
Product licenses	828	1,160
Services	6,903	5,025
Post-contract support	1,725	1,850
Amortization of capitalized software from acquisitions	307	416
Total cost of revenues	9,763	8,451
Gross profit	22,579	20,110
Operating expenses
Sales and marketing	12,358	11,436
General and administrative	3,196	3,170
Research and development	5,518	4,656
Amortization of acquired intangible assets and unearned compensation	93	164
Restructuring charges	—	17
Total operating expenses	21,165	19,443
Income from operations	1,414	667
Other:
Interest income, net	749	415
Net income before income taxes	2,163	1,082
Provision for income taxes	63	—
Net income	$2,100	$1,082

Net income per common share:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Weighted average shares outstanding:
Basic	29,524	27,546
Diluted	31,154	28,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net income	$2,100	$1,082
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	872	694
Amortization of acquired intangible assets and other	400	579
Employee stock-based compensation	1,119	—
Changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	1,794	1,971
Prepaid expenses and other current assets, prepaid royalties and other assets	486	(516)
Accounts payable	(1,024)	(1,797)
Accrued liabilities	(1,235)	(54)
Deferred revenue	644	(450)
Accrued commissions	(1,101)	69
Net cash flows provided by operating activities	4,055	1,578
Investing activities:
Maturities of marketable securities, net	6,317	1,583
Business acquisitions, net of cash acquired	(1,026)	(5,320)
Purchases of property and equipment	(563)	(796)
Purchases of intangibles	(61)	—
Net cash flows provided by (used in) investing activities	4,667	(4,533)
Financing activities:
Proceeds from stock options	1,397	622
Payments under capital leases	(189)	(170)
Cash dividend paid	(887)	—
Net cash flows provided by financing activities	321	452
Effect of exchange rate changes on cash and equivalents	(454)	(449)
Net increase (decrease) in cash	8,589	(2,952)
Cash and equivalents at beginning of the period	34,741	49,113
Cash and equivalents at end of the period	$43,330	$46,161

Supplemental disclosure of cash flows information:
Cash paid for interest	$12	$—
Non-cash investing and financing activities:
Common stock issued in business acquisitions	$—	$2,008
Dividends earned on unvested deferred share units	1	—
Business acquisition hold-back	200	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments (except for the adjustments used to record the acquisition of BitForm, Inc. (Bitform) disclosed in Note 3), have been recorded as necessary to present fairly the consolidated financial position, results of operations and cash flow of Stellent, Inc. (the Company) for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s fiscal year 2006 Annual Report on Form 10-K. The consolidated results of operations for the three month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2007 and 2006 represent the twelve months ended March 31, 2007 and 2006, respectively.

The condensed consolidated balance sheet at March 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

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

Comprehensive Income

Other comprehensive income consist of gains or losses that under the accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity and are excluded from operations. The following table represents comprehensive income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Net income	$2,100	$1,082
Other comprehensive income:
Foreign currency translation adjustments	243	(449)
Comprehensive income	$2,343	$633

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

Goodwill and Other Acquired Intangible Asset

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the three months ended June 30, 2006 was as follows:

2006
March 31,	$74,409
Acquisition of Bitform	946
Foreign translation adjustment	(1)
June 30,	$75,354

Other acquired intangible assets by major intangible asset class at June 30, 2006 were as follows:

	Acquired Value	Amortization Period in Years
Core technology	$3,690	3
Customer base	3,242	3 to 10
Trademarks	145	10
	$7,077	5.89 weighted
		average years

The other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization. Gross carrying amounts and accumulated amortization of the other acquired intangibles were as follows for each major intangible asset class:

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Core technology	$3,690	$(2,461)	$1,229
Customer base	3,242	(657)	2,585
Trademarks	145	(9)	136
	$7,077	$(3,127)	$3,950

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Amortization expense for other acquired intangible assets for the three months ended June 30, 2006 and 2005 was $400 and $486, respectively.

Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2007 (remaining nine months)	$1,242
2008	706
2009	379
2010	341
2011	341
Thereafter	941
$3,950

The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

Note 2. Basic and Diluted Net Income Per Common Share

Basic net income per share is computed using the weighted average number of shares outstanding of common stock. Diluted net income per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and deferred share units, which were excluded from the computation if their effect is anti-dilutive. The calculation of diluted net income per common share excludes 1,249 and 2,532 of potentially dilutive outstanding stock options and deferred share units for the three month period ended June 30, 2006 and 2005, respectively, because their effect would be anti-dilutive. The components of basic and diluted net income per share computations were as follows:

	Three Months Ended June 30,
	2006	2005
Net income as reported	$2,100	$1,082
Weighted average shares outstanding:
Basic	29,524	27,546
Dilution associated with employee stock option and deferred share units	1,630	941
Diluted	31,154	28,487
Net income per share as reported:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04

Note 3. Mergers and Acquisitions

On June 29, 2006, the Company acquired all of the outstanding capital stock of Bitform, a privately held provider of software cleansing technologies, for $1,200 in cash.  The Company also incurred approximately $26 in professional fees and other costs directly associated with this acquisition.  A preliminary allocation of the purchase price was allocated to goodwill for approximately $946 and $280 was allocated to other acquired intangible assets (core technology, which will be amortized over a five year period).  The Company is also required to make potential earn-out payments up to $1,300 based upon revenue performance over a one-year period from the date of the acquisition. Additional pro forma disclosures required under SFAS No. 141 related to this acquisition were not considered material.

On June 20, 2005, the Company acquired certain assets of privately held e-Onehundred Group, a financial compliance solutions provider, for $5,000 in cash and 274 shares of the Company’s stock valued at $2,008. The Company also incurred approximately $291 in professional fees and other costs directly associated with this acquisition. Approximately $6,405 of the purchase price was allocated to goodwill, $520 was allocated to other acquired intangible assets (core technology and customer base, which both will be amortized over a three year period), $551 was allocated to assets acquired and $177 was allocated to liabilities assumed in the acquisition. The Company is also required to make potential earn-out payments up to $2,000 based upon revenue performance over a one-year period from the date of the acquisition. As of June 30, 2006 the Company has not made an earn-out payment.  Future earn-out payments are estimated to be $1,500, which will be paid during the second and third quarter of fiscal year 2007.  Additional pro forma disclosures required under SFAS No. 141 related to this acquisition were not considered material.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 4. Equity-based Compensation

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and deferred share units (DSUSs), to be based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning April 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006. The Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $1,119. Equity-based compensation expense of $94 for the three months ended June 30, 2005 was related to additional compensation expense to employee stock options during the three months ended June 30, 2005. On a SFAS No. 123, Accounting for Stock-Based Compensation pro forma basis, equity-based compensation expense was $2,028 for the three months ended June 30, 2005. The following table illustrates how equity-based compensation was allocated to the Consolidated Statement of Operations as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) during the three months ended June 30, 2006:

Three Months Ended June 30,
2006
Cost of revenue	$129
Sales and marketing	584
General and administrative	123
Research and development	283
Equity-based compensation before income taxes	1,119
Income tax provision	—
Total equity-based compensation after income taxes	$1,119
Impact on basic earning per share	$0.04
Impact on diluted earnings per share	$0.04
Weighted average shares outstanding:
Basic	29,524
Diluted	31,154

The following table illustrates the effect on net income and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to equity-based compensation during the three months ended June 30, 2005:

Three Months Ended June 30,
2005
Net income — as reported	$1,082
Add: Stock-based compensation included in net income as reported	94
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,028)
Net income (loss) — pro forma	$(852)

Weighted average shares outstanding:
Basic	27,546
Diluted	28,487
Net income per share as reported:
Basic	$0.04
Diluted	$0.04
Net income (loss) per share pro forma:
Basic	$(0.03)
Diluted	$(0.03)

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model, which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, equity-based compensation expense is recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s stock options granted to employees and directors exceeds the fair market value of the underlying stock at the date of grant.

Stock Options

Equity-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended June 30, 2006 included compensation expense for equity-based payment awards granted on or prior to March 31, 2006, but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, which was in effect on and prior to March 31, 2006. Compensation expense for the equity-based payment awards granted subsequent to March 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because equity-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

A summary of the Company’s stock option activity, for the three months ended June 30, 2006:

	Shares	Weighted- Average Exercise Price
Outstanding as of March 31, 2006	5,773	$9.76
Granted	197	10.70
Exercised	(179)	7.79
Forfeited	(141)	8.03
Outstanding as of June 30, 2006	5,650	$9.89

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended June 30, 2006 and 2005, was $675 and $591, respectively. Cash received from the exercise of stock options for the three months ended June 30, 2006 and 2005, was $1,397 and $622, respectively. The Company did not recognize a tax benefit from awards exercised for the three months ended June 30, 2006 and 2005.

As of June 30, 2006, there was $6,855 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.94 years. Price ranges and weighted average information for options outstanding and exercisable as of June 30, 2006 were as follows:

		Options Outstanding		Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.91 - $5.99	947	4.82	$4.51	869	$4.52
$6.00 - $6.99	1,428	5.63	6.48	925	6.40
$7.00 - $7.99	1,364	7.44	7.43	578	7.46
$8.00 - $9.99	611	6.72	8.67	287	8.53
$10.00 - $16.00	627	5.02	12.66	417	13.44
$17.00 - $81.82	673	2.89	28.22	673	28.22
	5,650	5.65	$9.89	3,749	$10.99

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three months ended June 30, 2006 was $3.98 per option. For purposes of calculating the fair value of options under FAS 123, the weighted average fair value of options granted during the three months ended June 30, 2005 was $3.15 per option. The weighted average fair values for the Plans and the non-plan options were based on the fair values on the dates of grant. The fair values for the Plans and the non-plan employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended June 30,
	2006	2005
Risk free interest yields	5.0%	3.7%
Dividend yield	1.0%	—
Volatility factor of expected market price of Company’s stock	45%	58%
Weighted average expected life of options (years)	3.3	3.0

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury STRIPS rates for a like term instrument at the date of option grant. The dividend yield is based on the Company’s estimated annually divided by the stock price on the dividend date. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equal to the expected life of the options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.  It is based upon an analysis of the historical behavior of options holders during the period from April 1995 to March 31, 2006. Management believes historical data is representative of future exercise behavior. As equity-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) on April 1, 2006 will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Deferred Share Units

The Company grants nonvested shares of common stock (deferred share units or DSUs) to certain directors and employees under the Company’s 2005 Equity Incentive Plan. The accounting for DSUs is based on the vesting schedule for the shares. If the vesting schedule is based only on the passage of time and continued employment (time-based), the award is expensed from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the award is expensed from the grant date to the expected vesting date at the stock price at the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During the three months ended June 30, 2006, the Company granted both time-based and performance-based deferred share units that vest over periods ranging from three to five years. The fair value of the DSUs was determined by using the closing market price for the Company’s stock on the date of grant for each DSU. Under the agreements covering DSUs, the number of shares of common stock to be issued for unvested DSUs is increased for dividends paid by the Company while the unvested DSU is outstanding. The unvested DSUs covered by a particular award are multiplied by the per share value of the dividend. The product of that calculation is divided by the closing market price for the Company’s stock on the date the dividend is paid. The number of shares of common stock covered by the award is increased by the resulting amount. During the first quarter of fiscal 2007, the number of unvested DSUs outstanding was increased slightly due to the$.03 per share dividend paid by the Company. Equity-based compensation expense related to DSU was $24 for the three months ending June 30, 2006 and $0 for the three months ending June 30, 2005.

A summary of the Company’s DSUs activity, for the three months ended June 30, 2006:

	Units	Weighted- Average Exercise Price
Outstanding as of March 31, 2006	—	$—
Granted	63	11.91
Exercised	—	—
Forfeited	(12)	11.95
Outstanding as of June 30, 2006	51	$11.90

As of June 30, 2006, there was $600 of unrecognized compensation expense related to DSUs that is expected to be recognized over a weighted-average period of 3.2 years.

Note 5. Contingencies

The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation.  The lawsuit was a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005, a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006.  No further expenses are anticipated with this lawsuit.

Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Company, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the shareholder lawsuit described above.  A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers.  The Company moved to dismiss the action.  While the motion to dismiss was pending the Company’s insurance carriers, because of the ongoing expense of litigation and the role the plaintiff’s counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $250. The settlement has been approved by the Court and judgment has been entered. The settlement will be paid entirely from proceeds of an insurance policy.

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

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 6. Restructuring Charges

The Company initiated four restructuring plans during fiscal year 2003 in an effort to better align its expenses and revenues in light of economic conditions at the time. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003 and has accounted for restructuring charges initiated after December 31, 2002 under its provisions. At June 30, 2006, approximately $12 remained to be paid in connection with the restructuring plans initiated during fiscal year 2003. In connection with the integration of Optika and with the Company’s plans to continue to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. At June 30, 2006, approximately $162 remained to be paid in connection with these initiatives.

During the second quarter of fiscal year 2006, the Company adopted a restructuring plan to reorganize its international sales operations and consolidate certain general and administrative activities. The initial charge of $508 was recognized during the second quarter of fiscal year 2006, which included the costs for pay and benefits related to the involuntary termination of 8 employees of approximately $321 with the remaining $187 related to the closure of the Company’s Brazilian facility. In the third quarter and fourth quarter of fiscal year 2006 a change of estimate was recorded which resulted in $67 and $28, respectively, of additional expense related to this restructuring plan. The second restructuring plan resulted in a charge of $513 which was recorded during the fourth quarter of fiscal year 2006. The expense recognized included costs for pay and benefits of approximately $470 that were related to the involuntary termination of 20 employees and the remaining $43 related to other exit costs necessary to the elimination of our digital asset management group as the technology has been fully integrated into our other software products. At June 30, 2006 approximately $106 remained to be paid in connection with this charge.

Employee termination benefit costs of $225 will be paid out through September 2006 and the other exit costs totaling $55 will be paid out through January 2007.

Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Second Quarter ‘03	First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06		Fourth Quarter ‘06
	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Total
Balance at April 1, 2003	$304	$—	$—	$—	$—	$—	$—	$—	$—	$304
Expense	—	—	—	—	—	—	—	—	—
Payments	(65)	—	—	—	—	—	—	—	—	(65)
Change in estimate	360	—	—	—	—	—	—	—	—	360
Balance at June 30, 2003	599	—	—	—	—	—	—	—		599
Payments	(43)	—	—	—	—	—	—	—	—	(43)
Balance at September 30, 2003	556	—	—	—	—	—	—	—	—	556
Payments	(43)	—	—	—	—	—	—	—	—	(43)
Balance at December 31, 2003	513	—	—	—	—	—	—	—	—	513
Payments	(49)	—	—	—	—	—	—	—	—	(49)
Change in estimate	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2004	464	—	—	—	—	—	—	—		464
Expense	—	1,866	595	—	—	—	—	—	—	2,461
Payments	(48)	(306)	—	—	—	—	—	—	—	(354)
Balance at June 30, 2004	416	1,560	595	—	—	—	—	—	—	2,571
Payments	(33)	(794)	(81)	—	—	—	—	—	—	(908)
Balance at September 30, 2004	383	766	514	—	—	—	—	—	—	1,663
Payments	(51)	(391)	(81)	—	—	—	—	—	—	(523)
Balance at December 31, 2004	332	375	433	—	—	—	—	—	—	1,140
Expense	—	—	—	990	114	—	—	—	—	1,104
Payments	(51)	(36)	(87)	(348)	(7)	—	—	—	—	(529)
Change in estimate	—	32	—	—	—	—	—	—	—	32
Balance at March 31, 2005	281	371	346	642	107	—	—	—	—	1,747
Payments	(87)	(91)	(87)	(265)	(142)	—	—	—	—	(672)
Change in estimate	(57)	—	—	27	47	—	—	—	—	17
Balance at June 30, 2005	137	280	259	404	12	—	—	—	—	1,092
Expense	—	—	—	—	—	321	187	—	—	508
Payments	(79)	—	(91)	(216)	(12)	(160)	(43)	—	—	(601)
Change in estimate	—	—	140	—	—	—	—	—	—	140
Balance at September 30, 2005	58	280	308	188	—	161	144	—	—	1,139
Payments	(42)	(9)	(91)	(63)	—	(113)	(81)	—	—	(399)
Change in estimate	—	—	—	—	—	67	—	—	—	67
Balance at December 31, 2005	16	271	217	125	—	115	63	—	—	807
Expense	—	—	—	—	—	—	—	470	43	513
Payments	—	—	(91)	(69)	—	(115)	(34)	(257)	(11)	(577)
Change in estimate	—	(150)	—	—	—	28	—	—	—	(122)
Balance at March 31, 2006	$16	$121	$126	$56	$—	$28	$29	$213	$32	$621
Payments	(4)	—	(90)	(51)	—	(18)	(22)	(124)	(32)	(341)
Balance at June 30, 2006	$12	$121	$36	$5	$—	$10	$7	$89	$—	$280

STELLENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

Note 7. Subsequent Events

On July 31, 2006, the Company acquired all of the outstanding shares of capital stock of SealedMedia Limited, a privately held provider of enterprise digital rights management solutions primarily located in the United Kingdom, for $10,000 in cash. The Company has engaged an independent valuation firm to assist in identifying any potential intangible assets and the final purchase price allocation. The Company is also required to make potential earn-out payments up to $5,000 based upon revenue performance through June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the period ended June 30, 2006 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words approximate, anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Licenses of Content Management, Filtering and Conversion Software

Universal Content Management is Stellent’s primary software product, consisting of a unified architecture and product which power multiple applications. These applications help organizations manage their business information—such as records, legal documents such as contracts, business documents, presentations, Web content and graphics—via the Web, from the time its created to the time its archived or disposed of, so employees, customers, partners and investors can more easily find, access and re-use that information. With Stellent software, customers can increase employee productivity, reduce expenses and improve company-wide collaboration and communication.

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

Services

Our services group is focused on delivering value-based content management solutions to our customers. Our services professionals employ a combination of business analysis, enterprise architecture, application analysis, installation, configuration, development and integration skills with experience-based project methodology and management knowledge to facilitate the rollout of content management solutions at all levels of a customer’s organization. Available on a worldwide basis, we act as a business partner to our customers by providing a broad spectrum of services including:

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

Post-Contract Customer Support

We offer several post-contract customer support programs that allow customers to select the offering(s) that best satisfies their maintenance and support requirements. From the initial installation and configuration of Stellent to the point of application deployment, our post-contract customer support resources offer customer service through quick response time, trouble-shooting and the delivery of complete and comprehensive technical solutions. Customers may access product support resources on a worldwide basis for assistance during the customer’s normal business hours. Additional support offerings are available which supplement the customer’s post-contract customer support requirements.

Post-contract customer support offerings are renewable on an annual basis and are typically priced as a percentage of the product license fees or percentage of product list price.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
REVENUES

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Product licenses	$14,353	$13,728	5%
Services	7,679	5,160	49%
Post-contract support	10,310	9,673	7%
Total	$32,342	$28,561	13%
As a percentage of total revenue:
Product licenses	44%	48%
Services	24%	18%
Post-contract support	32%	34%

Total revenues increased by $3.8 million, or 13%, to $32.3 million for the three months ended June 30, 2006 from $28.5 million for the three months ended June 30, 2005. The overall increase in revenues was due primarily to $2.5 million of additional consulting services and training revenue, which can be attributed to our services growth internationally and in the compliance and multi-site management areas in the US.  We continue to see strong demand for our software implementation services.  We also experienced an increased demand for our filtering and conversion technology, resulting in a $2.0 million increase in OEM product license revenue, which included one seven-figure license transaction for the quarter ended June 30, 2006. Our post-contract support revenue continues to increase and accounted for $0.6 million of the increase as our installed base continues to expand.  We continue to experience very high renewal rates on our maintenance contracts, a trend that we expect to continue. Partially offsetting these increases was a $1.4 million decrease in our end-user content management product license revenue as a result of softness in product license orders, specifically from the federal government.  We had recognized two seven-figure end-user product license transactions during our first quarter of fiscal year 2006, but none during the first quarter of fiscal 2007.

Product Licenses

Revenues for product licenses increased by approximately $0.6 million, or 5%, to $14.4 million for the three months ended June 30, 2006 from $13.7 million for the three months ended June 30, 2005. The increase in product license revenues can be attributed to increased demand for our filtering and conversion technology, resulting in $2.0 million of additional OEM product license revenue being recognized in the first quarter of fiscal year 2007 when compared to the same period a year ago.  Offsetting this increase was a softening in product license orders from the federal government, resulting in an overall decrease of $1.4 million in product license revenue from our end-user customers during the first quarter of fiscal year 2007, compared to the prior period a year ago in which we had recognized two seven-figure license transactions.  The market for our products at any particular time is highly dependent on information technology spending and we cannot be certain whether, and if so, when, spending on information technology will fluctuate.  Although we continue to anticipate expenditures for information technology to remain soft for the balance of fiscal year 2007, we do expect our overall license revenue to increase in absolute dollars and it should represent approximately 46% to 48% of our total revenue.

Services

Revenues for services, consisting of consulting services, training and billable expenses, increased by $2.5 million, or 49%, to $7.7 million for the three months ended June 30, 2006 from $5.2 million for the three months ended June 30, 2005. The increase in revenues for services was due to an increased number of service engagements associated with the increase in product license revenue, specifically internationally and also in our compliance and multi-site areas within the US.  Our acquisition of certain assets of the e-Onehundred group in June 2005 also helped to contribute approximately $0.8 million of the increase. We continue to experience a strong customer demand for software implementation services and training, a trend that we expect to continue.  We anticipate that the percentage of service revenue to total revenue will be approximately 18% to 21% in fiscal year 2007 and service revenue in absolute dollars will increase.

Generally, customers prefer to have us perform consulting services or supplement their internal information technology staff, a trend we believe will continue. Our consulting service revenue relates almost exclusively to end-user customers, as our OEM customer embed our software in their own software and they in turn perform the consulting services to their own end-user customers.  Revenues related to consulting services work can increase as a result of a larger install base of products with end-user customers.  Because we expect the trend toward companies increasingly using the Web for communicating and publishing business information and viewing information electronically to continue, we expect revenues attributable to consulting services to continue to increase.  A decline in product license revenues to end-users customers may result in fewer consulting services engagements.

Post-Contract Support

Revenues for post-contract support increased by $0.6 million, or 7%, to $10.3 million for the three months ended June 30, 2006 from $9.7 million for the three months ended June 30, 2005. The increase in revenues for our post-contract support was due to supporting a larger customer installed base of software products.  We anticipate that the percentage of post-contract support revenue to total revenue will be approximately 33% to 35% for fiscal year 2007 and post-contract support revenue in absolute dollars will increase.

As we license our products, whether on a perpetual basis to our end-user customers, or on a term basis to OEM customers, our installed base of software products increases.  Since the rate of annual renewals of post-contract customer support services on our software products has remained high, our post-contract customer support revenues grow because we have a larger installed base of products. Since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in post-contract customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.

COST OF REVENUES AND GROSS PROFIT
Cost of Revenues — General

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Cost of product licenses	$828	$1,160	(29)%
Cost of services	6,903	5,025	37%
Cost of post-contract support	1,725	1,850	(7)%
Cost of amortization of capitalized software from acquisitions	307	416	(26)%
Total	$9,763	$8,451	16%
Gross profit	$22,579	$20,110	12%
As a percentage of total revenue:
Cost of product licenses	3%	4%
Cost of services	21%	18%
Cost of post-contract support	5%	7%
Cost of amortization of capitalized software from acquisitions	1%	1%
Total cost of revenues	30%	30%
Gross margin	70%	70%

Total cost of revenues increased by $1.3 million, or 16%, to $9.8 million for the three months ended June 30, 2006 from $8.5 million for the three months ended June 30, 2005. Total cost of revenues as a percentage of total revenues was 30% for both the three months ended June 30, 2006 and June 30, 2005. Overall gross profit increased by $2.5 million, or 12%, to $22.6 million for the three months ended June 30, 2006 from $20.1 million for the three months ended June 30, 2005. Total gross profit as a percentage of total revenues was 70% for both the three months ended June 30, 2006 and June 30, 2005. Although, our overall gross profit percentage was the same in the first quarter of fiscal year 2007 when compared to the same period a year ago, the increase in absolute gross product dollars was attributable to the increase in product license, services and post-contract support revenues described above. Our overall gross profit was impacted during the first quarter of fiscal year 2007 by approximately $0.1 million as a result of the adoption of SFAS 123(R).

Cost of Revenues — Product Licenses

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Cost of product licenses	$828	$1,160	(29)%
Cost of amortization of capitalized software from acquisitions	307	416	(26)%
Total	$1,135	$1,576	(28)%
Gross profit — product licenses	$13,218	$12,152	9%
As a percentage of product license revenue:
Cost of product licenses	6%	8%
Cost of amortization of capitalized software from acquisitions	2%	3%
Total cost of product license revenues	8%	11%
Product license gross margin	92%	89%

Cost of revenues for product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of revenues for product licenses decreased by $0.3 million or 29%, to $0.8 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. Gross profit as a percentage of revenues for product licenses increased to 92% for the three months ended June 30, 2006, compared to 89% for the three months ended June 30, 2005. The decrease in cost of revenues for product licenses was due to lower third-party software royalty costs associated with technology incorporated into our end-user software products, along with higher levels of sales to our OEM customers, which carry a higher gross margin percentage than sales to our end-user customers.  Sales to our OEM customers were approximately $2.0 million higher in the first quarter of fiscal year 2007 than in the same period a year ago.

Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.3 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets of Optika and the e-Onehundred group, in May 2004 and in June 2005, respectively. The slight decrease in cost of revenues related to amortization of capitalized software from fiscal 2007 compared to fiscal 2006 was attributable to the completion during our fiscal year 2006 of amortization of capitalized software related to our acquisition of RESoft, Kinecta, Active IQ and Ancept. This decrease was partially offset by amortization expense recognized in connection with our acquisition of e-Onehundred group starting in June 2005. We acquired technology from the companies listed above for incorporation into our software products in order to maintain competitive functionality. We expect to continue to evaluate selective potential acquisitions. To the extent we consummate additional acquisitions, and depending on the structure of such acquisitions, the assets acquired and the consideration paid, our costs of revenues related to amortization of capitalized software from acquisitions may increase.

Cost of Revenues — Services

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Cost of services	$6,903	$5,025	37%
Gross profit	$776	$135	475%
As a percentage of respective revenue:
Cost of services revenues	90%	97%
Gross profit	10%	3%

Cost of services revenues, consisting of personnel, billable and unbilled travel expenses and other operating expenses, increased by $1.9 million, or 37%, to $6.9 million for the three months ended June 30, 2006 when compared to the same period in the prior year. Gross profit as a percentage of revenues for services was 10% for the three months ended June 30, 2006 compared to 3% for the three months ended June 30, 2005. The overall increase in cost of services relates to personnel and outside contractors needed to generate the additional $2.5 million of services revenue in the first quarter of fiscal year 2007, when compared to the same period a year ago. The overall increase in our gross profit margin on services was due to high levels of consulting and training revenue, along with higher utilization of our employees and increased bill rates. We have made significant changes in our services organization over the past twelve months, resulting in increased efficiencies and cost reductions, which also have contributed to the overall improvement in our services gross margin percentage.  We believe that we will continue to improve the overall utilization of our services team; however, our overall cost of consulting and training services may increase for the remainder of fiscal year 2007, due in part to the additional compensation expense we are required to recognize as a result of adopting SFAS 123(R), which was approximately $0.1 million during the first quarter of fiscal year 2007.

Since our support and services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our support and services revenues increase as a percent of total revenues. Our cost of support and service revenues as a percentage of support and services revenues may vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators. If our customers perform more services activities in-house or increase the use of third-party systems integrators, our support and services revenues and cost of support and services revenues realized on a per-customer basis may decline and result in lower gross margins.

Cost of Revenues — Post-Contract Support

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Cost of post-contract support	$1,725	$1,850	(7)%
Gross profit	$8,585	$7,823	10%
As a percentage of respective revenue:
Cost of post-contract support revenues	17%	19%
Gross profit	83%	81%

Cost of post-contract support services, consisting of personnel and other operating expenses, decreased by $0.2 million, or 7%, to $1.7 million for three months ended June 30, 2006 from $1.9 million for three months ended June 30, 2005. Gross profit as a percentage of post-contract support was 83% for the three months ended June 30, 2006, compared to 81% for same period in fiscal year 2006. The increase in the gross profit dollars was due to a growing installed base of software products.   The overall increase in gross margin percentage was due to lower levels of personnel costs within our support organization during the first quarter of fiscal year 2007 when compared to the same period a year ago.  We believe we will be able to achieve economies of scale as we continue to grow our installed base, which will allow us to support increased sales with a minimal increase in staff; however, our profit margin for post-contract support revenue may decline in fiscal year 2007 if increased compensation expense due to adopting SFAS 123(R) outpaces the impact of economies of scale.

Since our post-contract support revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our post-contract support revenues increase as a percent of total revenues. Our cost of post-contract support as a percentage of post-contract support revenues may vary from period to period, depending in part on whether we are able to sell post-contract support on new product license revenue and also if our annual renewal rates with our existing customers continues to remain high. Any significant change in our annual renewal rates could result in a decline in our gross profit margins.

OPERATING EXPENSES
Sales and Marketing

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Sales and marketing	$12,358	$11,436	8%
Percentage of total revenues	38%	40%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $12.4 million for the three months ended June 30, 2006, an increase of $1.0 million, or 8%, from $11.4 million for the three months ended June 30, 2005. As a percentage of total revenues, sales and marketing expenses were 38% for the three months ended June 30, 2006, compared to 40% for the three months ended June 30, 2005. The increase in sales and marketing costs in the first quarter of fiscal year 2007, when compared to the same period a year ago was due primarily to additional variable costs associated with the additional revenue generated. Due to the adoption of SFAS 123(R), we recorded stock compensation expense of $0.6 million during the first quarter of fiscal year 2006, but no such expense was recorded in the same period a year ago.  Partially offsetting these increased expenses was $0.4 million reduction in expenses between the first quarter of fiscal 2006 and the first quarter of fiscal 2007 due to severance costs associated with the departure of our Executive Vice President of Field Operations during the first quarter of fiscal year 2006.  The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel and the sales restructuring actions taken during fiscal 2006.  Our sales and marketing expenses may continue to increase in fiscal year 2007 due to additional compensation expense as a result of adopting SFAS 123(R). Ultimately, the overall sales and marketing expenses as a percentage of total revenue will be dependent on the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

General and Administrative

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
General and administrative	$3,196	$3,170	1%
Percentage of total revenues	10%	11%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and bad debt expense. For the three months ended June 30, 2006 and 2005, general and administrative expenses were $3.2 million. The slight increase in general and administrative expenses in fiscal year 2007, when compared to the same period a year ago was due to higher personnel costs totaling $0.3 million and the recognition of stock compensation expense of $0.1 million.  These expenses were partially offset by an overall reduction in professional fees totaling $0.3 million associated with our compliance with the Sarbanes-Oxley Act of 2002 and lower levels of bad debt expenses totaling $0.1 million. Our general and administrative expenses as a percentage of total revenue may increase in fiscal year 2007 due to additional compensation expenses as a result of adopting SFAS 123(R).  If new regulations are enacted by Congress, the Securities and Exchange Commission or the national stock exchanges, it could impact our general and administrative expenses.

Research and Development

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Research and development	$5,518	$4,656	19%
Percentage of total revenues	17%	16%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For the three months ended June 30, 2006, research and development expenses increased by $0.9 million, or 19%, from the three months ended June 30, 2005. Our research and development efforts continue to be focused on enhancing our many products, which include the release of a new version of our multi-site management application Site Studio and version 7.6 of our Sarbanes-Oxley solution. The increase in research and development during the first quarter of fiscal year 2007 when compared to the same period a year ago was due to the recognition of approximately $0.3 million of stock compensation expense, employee related costs and contract labor.  Research and development expenses as a percentage of total revenue may increase in fiscal year 2007 due to the additional compensation expenses as a result of adopting SFAS 123(R).

Amortization of Acquired Intangible Assets and Other

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Amortization of acquired intangible assets and other	$93	$164	(43)%
Percentage of total revenues	—%	1%

During the first quarter of fiscal years 2007 and 2006, amortization of acquired intangible assets consisted of amortization expense associated with the amount of the purchase price allocated to Optika’s and e-Onehundred’s customer base. Additionally, the first quarter of fiscal year 2006 includes stock compensation expense related to the unvested stock options acquired in the acquisition of Optika.

Other Income (Expense)

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Interest income, net	$749	$415	80%
Percentage of total revenues	2%	1%

Interest income, net increased by $0.3 million or 80% for the three months ended June 30, 2006, when compared to the same period in the prior year. The increase was due to higher interest rates on cash, cash equivalents, and marketable securities of approximately $0.2 million and an increase of approximately $0.1 million due to an increase in the average balance of invested funds over the prior year.

Income Taxes

(in thousands, except for percentages)

	Three Months Ended June 30,
	2006	2005	Change
Provision for income taxes	$63	$—	100%
Percentage of total revenues	—%	—%

During the first three months ended June 30, 2006 we incurred $0.1 million for a tax provision primarily related to the Alternative Minimum Tax and FAS 109 Accounting for Income Taxes.

Net Operating Loss Carryforwards

As of June 30, 2006, we had net operating loss carryforwards of approximately $162.0 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of June 30, 2006 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital term loans from banking institutions, private placements and public offerings of securities.

To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the three months ended June 30, 2006 were $0.6 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

As of June 30, 2006, we had $84.0 million in cash and marketable securities and $72.8 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2007. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

We continue to evaluate potential strategic acquisitions that could utilize equity and/or cash resources. Such opportunities could develop quickly due to market and competitive factors. In July 2006, the Company acquired SealedMedia Limited, for approximately $10.0 million. The Company is also required to make earn-out payments of up to $5.0 million based upon revenue performance during the period ending June 30, 2007.

Cash, cash equivalents and marketable securities increased $2.2 million, or approximately 3%, to $84.0 million as of June 30, 2006 from $81.8 million at March 31, 2006. The increase was primarily due to positive cash flow generated from operations during the three months ended June 30, 2006, net proceeds from investment activity and the proceeds of stock options exercises.

Our sources and uses of cash were as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Cash provided by operating activities	$4,055	$1,578
Cash provided by (used in) investing activities	4,667	(4,533)
Cash provided by financing activities	321	452

Operating Activities. Net cash provided by operating activities of $4.1 million in the three months ended June 30, 2006 resulted primarily from net income of $2.1 million. After excluding the effects of non-cash expenses, including employee stock-based compensation of $1.1 million, depreciation and amortization of $0.9 million, and amortization of intangible assets of $0.4 million, the adjusted cash provided before the effect of changes in working capital components was $4.5 million. Additional cash provided was the result of a $1.8 million decrease in accounts receivable, an increase in deferred revenue of $0.6 million and a decrease in prepaid expenses and other current assets, prepaid royalties and other assets of $0.5 million.  These additions to cash were partially offset by a decrease in accrued expenses, accrued commissions and accounts payable of $1.2 million, $1.1 million and $1.0 million, respectively.

A number of non-cash items were charged to expense and reduced our net income for the three months ended June 30, 2006 and 2005, respectively. These items include employee stock-based compensation, depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers, offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 85 days and 92 days for the three months ended June 30, 2006 and 2005, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash provided by investing activities was $4.7 million for the three months ended June 30, 2006. This resulted from net proceeds from investment activity of $6.3 million, offset by approximately $0.6 million to purchase property and equipment, approximately $1.0 million used in the Bitform acquisition and $0.1 million related to the purchase of other intangibles.

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

Financing Activities. Net cash provided by financing activities of $0.3 million in the three months ended June 30, 2006 included approximately $1.4 million in net proceeds from the issuance of common stock related to the exercise of employee stock options, offset by the $0.9 million cash dividend paid to shareholders and $0.2 million of payments under capital leases during the first quarter of fiscal year 2007.

Our cash flows from financing activities are the result of cash receipts from the issuance of common stock. We receive cash from the exercise of common stock options. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and general market conditions. Our Board of Directors approved a $0.03 per common share dividend during the first quarter of fiscal year 2007.  On August 1, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per common share to be paid on September 27, 2006 to stockholders of record on September 15, 2006. The determination to pay future dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and other factors as the Board of Directors may deem relevant.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

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

With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support components of our license arrangements. Generally, we sell our consulting services separately, and have established VSOE on this basis. VSOE for post-contract customer support (PCS) is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from PCS is recognized ratably over their respective terms, typically one year.

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

Restructuring and Excess Facilities Accrual

Due to cyclical economic patterns and associated reductions in information technology spending, we have implemented a series of restructuring and facility consolidation plans to improve our operating performance. We also implemented restructuring plans during fiscal year 2006 related to the integration of our acquisition of Optika. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions and consolidation of excess facilities.

Workforce Reductions

In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At June 30, 2006, approximately $0.2 million was accrued for future severance and termination benefits payments that is payable through December 2006.

Excess Facilities

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our then-current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs, if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At June 30, 2006, we had approximately $0.1 million accrued for excess facilities, which is payable through January 2007. We reassess our excess facilities liability each quarterly fiscal period based on current real estate market conditions.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At June 30, 2006, we have recorded a full valuation allowance of $73.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $126.0 million and foreign net operating losses of approximately $36.0 million at June 30, 2006. The NOL carryforwards begin to expire in 2010. These NOL carryforwards are subject to annual utilization limitations due to prior ownership changes.

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

Valuation and Evaluation of Impairment of Long-lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on our review no impairment of long-lived assets has occurred through June 30, 2006.

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

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and could have a material adverse impact on our consolidated financial condition and operating results. No circumstances occurred during the first six months of calendar year 2006 that would have created an impairment loss at June 30, 2006.

Valuation and Evaluation of Equity-based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all equity-based payments granted on or after April 1, 2006 and prior to but not yet vested as of April 1, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize equity-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for equity-based payments under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and accordingly recognized equity-based compensation if the exercise price of the stock options was less than the fair market value of the common stock on the date of grant.

Determining the appropriate fair value model and calculating the fair value of equity-based payment awards require the input of subjective assumptions, including the expected life of the equity-based payment awards and stock price volatility. The assumptions used in calculating the fair value of equity-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period. See Note 4 to the Condensed Consolidated Financial Statements for a further discussion on equity-based compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our interest income on cash, cash equivalents and marketable securities is affected by changes in interest rates in the United States. Changes in these rates have a significant effect on our interest income. Over the past year, interest rates earned on invested funds have increased by approximately 200 basis points since June 2005. We believe that there may be future exposure to interest rate market risk.

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

The Company was a defendant, along with certain current and former officers and directors of the Company, in a putative class action lawsuit entitled In re Stellent Securities Litigation.  The lawsuit was a consolidation of several related lawsuits (the first of which was commenced on July 31, 2003). The plaintiff alleged that the defendants made false and misleading statements relating to the Company and its future financial prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In fiscal year 2005, a settlement was reached, subject to final documentation and preliminary and final court approval. The Company received the final court approval in the third quarter of fiscal year 2006.  No further expenses are anticipated with this lawsuit.

Certain current and former officers and directors were also named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Company, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the shareholder lawsuit described above.  A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers.  The Company moved to dismiss the action.  While the motion to dismiss was pending the Company’s insurance carriers, because of the ongoing expense of litigation and the role the plaintiff’s counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $0.3 million. The settlement has been approved by the Court and judgment has been entered. The settlement will be paid entirely from proceeds of an insurance policy.

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

Stellent and certain of our current and former officers and directors were named as co-defendants in a shareholder class-action lawsuit that was settled during fiscal year 2006. Also, certain current and former officers and directors were named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Company, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the shareholder lawsuit described above. A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers. The Company moved to dismiss the action. While the motion to dismiss was pending the Company’s insurance carriers, because of the ongoing expense of litigation and the role the plaintiff’s counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $0.3 million. The settlement is subject to preliminary and final court approval. The settlement will be paid entirely from proceeds of an insurance policy.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION USING THE FAIR VALUE METHOD, WILL SIGNIFICANTLY INCREASE OUR COMPENSATION EXPENSE IN FISCAL 2004 COMPARED TO FISCAL 2006.

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests, which will increase our compensation expense significantly. We adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, we began expensing options effective April 1, 2006. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, we anticipate recognizing $4.5 million of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.

(Registrant)

Date: August 9, 2006	By:	/s/ Robert F. Olson

Robert F. Olson,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Darin P. McAreavey

Darin P. McAreavey
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission