Form 10-Q
period 2006-09-30
STELLENT INC
filed 2006-11-08
CIK 867347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              ☒Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)

Large Accelerated Filer ☐                  Accelerated Filer ☒                  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act) ☐Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value – 29,999,426 shares as of November 3, 2006.

STELLENT, INC

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STELLENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30,	March 31,
	2006	2006
ASSETS
Current assets
Cash and equivalents	$33,864	$34,741
Short-term marketable securities	28,212	29,900
Trade accounts receivable, net	33,928	31,320
Prepaid royalties, current portion	1,458	941
Prepaid expenses and other current assets	4,862	4,512
Total current assets	102,324	101,414
Long-term marketable securities	8,296	17,112
Property and equipment, net	7,288	7,822
Prepaid royalties, net of current portion	602	923
Goodwill	87,652	74,409
Other acquired intangible assets, net	5,209	4,003
Other	964	866
	$212,335	$206,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,664	$3,072
Deferred revenues, current portion	20,517	20,143
Commissions payable	3,045	3,839
Accrued expenses and other	7,136	7,442
Current portions of obligation under capital leases	189	473
Total current liabilities	33,551	34,969
Deferred revenue, net of current portion	876	1,079
Deferred rent, net of current portion	1,157	1,264
Obligations under capital leases, net of current portions	185	281
Total liabilities	35,769	37,593
Shareholders’ equity
Common stock	299	294
Additional paid-in capital	259,862	254,381
Unearned compensation	—	(123)
Accumulated deficit	(84,144)	(85,793)
Accumulated other comprehensive income	549	197
Total shareholders’ equity	176,566	168,956
	$212,335	$206,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues
Product licenses	$14,491	$13,321	$28,844	$27,049
Services	8,527	6,938	16,206	12,098
Post-contract support	10,710	9,888	21,020	19,561
Total revenues	33,728	30,147	66,070	58,708
Cost of revenues
Product licenses	783	815	1,611	1,975
Services	7,368	6,484	14,271	11,509
Post-contract support	1,813	1,956	3,538	3,806
Amortization of capitalized software from acquisitions	339	443	646	859
Total cost of revenues	10,303	9,698	20,066	18,149
Gross profit	23,425	20,449	46,004	40,559
Operating expenses
Sales and marketing	13,063	11,712	25,421	23,148
General and administrative	3,753	2,812	6,949	5,982
Research and development	5,832	4,895	11,350	9,551
Amortization of acquired intangible assets and unearned compensation	116	210	209	374
Restructuring charges	—	648	—	665
Total operating expenses	22,764	20,277	43,929	39,720
Income from operations	661	172	2,075	839
Other:
Interest income, net	741	478	1,490	893
Net income before income taxes	1,402	650	3,565	1,732
Provision for income taxes	69	93	132	93
Net income	$1,333	$557	$3,433	$1,639

Net income per common share:
Basic	$0.04	$0.02	$0.12	$0.06
Diluted	$0.04	$0.02	$0.11	$0.06
Weighted average shares outstanding:
Basic	29,844	28,101	29,626	27,815
Diluted	31,006	29,264	31,093	28,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net income	$3,433	$1,639
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,792	1,206
Amortization of acquired intangible assets and other	855	1,256
Lease incentives	—	1,043
Employee stock-based compensation	2,382	—
Changes in operating assets and liabilities, net of amounts acquired:
Trade accounts receivable, net	(1,983)	857
Prepaid expenses and other current assets, prepaid royalties and other assets	(199)	85
Accounts payable	(547)	(2,493)
Accrued liabilities	(1,332)	1,814
Deferred revenue	(468)	(1,044)
Accrued commissions	(794)	152
Net cash flows provided by operating activities	3,139	4,515
Investing activities:
Maturities of marketable securities, net	10,504	(520)
Business acquisitions, net of cash acquired	(13,607)	(5,439)
Purchases of property and equipment	(1,142)	(3,488)
Purchases of intangibles	(134)	—
Net cash flows used in investing activities	(4,379)	(9,447)
Financing activities:
Proceeds from stock options	3,227	1,902
Proceeds from issuance of stock under the Employee Stock Purchase Plan	—	480
Payments under capital leases	(380)	(188)
Cash dividend paid	(1,782)	—
Net cash flows provided by financing activities	1,065	2,194
Effect of exchange rate changes on cash and equivalents	(702)	(623)
Net decrease in cash	(877)	(3,361)
Cash and equivalents at beginning of the period	34,741	49,113
Cash and equivalents at end of the period	$33,864	$45,752

Supplemental disclosure of cash flows information:
Cash paid for interest	$20	$—
Non-cash investing and financing activities:
Common stock issued in business acquisitions	$—	$2,008
Dividends earned on unvested deferred share units	2	—
Business acquisition hold-back	200	—
Purchase of equipment through capital leases	—	567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and instructions for Article 10 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments (except for the adjustments used to record the acquisition of BitForm, Inc. (“BitForm”) and SealedMedia Limited, (“SealedMedia”) disclosed in Note 3), have been recorded as necessary to present fairly the consolidated financial position, results of operations and cash flow of Stellent, Inc. (the “Company”) for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s fiscal year 2006 Annual Report on Form 10-K. The consolidated results of operations for the three and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. References to fiscal years 2007 and 2006 represent the twelve months ended March 31, 2007 and 2006, respectively.

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

Cost of Revenues

     The Company expenses all manufacturing, packaging and distribution costs associated with product license revenue as cost of revenues. The Company expenses all technical support service costs associated with service revenues as a cost of revenues. The Company also expenses amortization of capitalized software from acquisition as cost of revenues. The Company reports out-of-pocket expenses reimbursed by customers as revenue and the corresponding expenses incurred as costs of revenues.

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

Comprehensive Income

     Other comprehensive income consist of gains or losses that under the accounting principles generally accepted in the United States of America are recorded as an element of shareholders’ equity and are excluded from operations. The following table represents comprehensive income for the six months ended September 30, 2006 and 2005:

	Six Months Ended September 30,
	2006	2005
Net income	$3,433	$1,639
Other comprehensive income:
Foreign currency translation adjustments	352	(623)
Comprehensive income	$3,785	$1,016

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

Goodwill and Other Acquired Intangible Asset

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective April 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the six months ended September 30, 2006 was as follows:

2006
Balance as of April 1,	$74,409
Acquisition of BitForm	976
Acquisition of SealedMedia	10,792
Earn-out related to the acquisition of e-Onehundred Group	1,473
Foreign translation adjustment	2
Balance as of September 30,	$87,652

Other acquired intangible assets by major intangible asset class at September 30, 2006 were as follows:

	Acquired Value	Amortization Period in Years
Core technology	$4,210	3
Customer base	3,493	3 to 10
Patents	800	3
Trademarks	288	10 to 20
	$8,791	6.34 weighted average years

The other intangibles have no significant residual values. There are no other intangible assets which are not subject to amortization. Gross carrying amounts and accumulated amortization of the other acquired intangibles were as follows for each major intangible asset class:

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Core technology	$4,210	$(2,785)	$1,425
Customer base	3,493	(769)	2,724
Patents	800	(14)	786
Trademarks	288	(14)	274
	$8,791	$(3,582)	$5,209

     Amortization expense for other acquired intangible assets for the six months ended September 30, 2006 and 2005 was $855 and $1,020, respectively.

     Estimated amortization expense for other acquired intangible assets is as follows for the years ending March 31:

2007 (remaining six months)	$952
2008	954
2009	620
2010	581
2011	581
Thereafter	1,521
$5,209

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No, 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company does not believe that SAB 108 will have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income as reported	$1,333	$557	$3,433	$1,639
Weighted average shares outstanding:
Basic	29,844	28,101	29,626	27,815
Dilution associated with employee stock option and deferred share units	1,162	1,163	1,467	1,033
Diluted	31,006	29,264	31,093	28,848
Net income per share as reported:
Basic	$0.04	$0.02	$0.12	$0.06
Diluted	$0.04	$0.02	$0.11	$0.06

Anti-dilutive stock options excluded from above calculation	1,314	2,124	1,195	2,302

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 3. Mergers and Acquisitions

On July 31, 2006, the Company acquired all of the outstanding shares of capital stock of SealedMedia Limited, a privately held provider of enterprise digital rights management solutions primarily located in the United Kingdom, for $10,000 in cash. The Company incurred approximately $361 in professional fees and other costs directly associated with the acquisition. The Company is also required to make potential earn-out payments up to $5,000 based upon revenue performance through June 30, 2007.

A restructuring plan was adopted as a result of the acquisition. The acquisition restructuring charge relates to severance costs for terminated employees of $161 and facility closing costs of $696 primarily related to lease obligations.  As of September 30, 2006, approximately $15 and $493 were unpaid related to severance and facility costs, respectively.  Under the purchase method of accounting, the total estimated consideration as shown in the table below is allocated to SealedMedia’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of completion of the SealedMedia acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets (core technology, customer base, patents and trademarks, which will be amortized over a 3 to 20 year period) has been recorded as goodwill.  The estimated consideration is allocated as follows:

Cash		$10,000
Direct transaction costs		361
Total purchase price		$10,361
Assets and liabilities acquired / assumed
Cash and cash equivalents	$172
Accounts receivable, net	128
Prepaid expenses and other current assets	318
Property and equipment, net	90
Accounts payable	(182)
Accrued liabilities	(1,714)
Deferred revenue	(883)
Net liabilities assumed		(2,071)
Goodwill		10,792
Intangible assets:
Core technology	520
Customer base	250
Patents	800
Trademarks	70
Total intangible assets acquired		1,640
Total		10,361

A final determination of fair values may differ materially from the preliminary estimates and will include management’s final valuation of the fair values of assets acquired and liabilities assumed. This final valuation will be based on the actual net tangible assets of SealedMedia that exist as of the date of the completion of the SealedMedia acquisition. The final valuation may change the allocations of purchase price, which could affect the fair value assigned to the assets and liabilities and could result in a change to the unaudited pro forma condensed combined financial statements data. Among the factors that could affect the preliminary fair value estimates are changes in the amounts allocated to core technology and other intangible assets, changes in the net realizable value of assets, and changes in accrued liability, accounts payable and deferred revenue balances.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of SealedMedia had occurred as of April 1, 2005:

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Six months ended
	September 30,
	2006	2005
Net revenues	$1,658	$1,693
Net income (loss)	$(2,067)	$(2,316)
Net income (loss) per share:
Basic	$(0.07)	$(0.08)
Diluted	$(0.07)	$(0.08)
Weighted average shares outstanding:
Basic	29,626	27,815
Diluted	31,093	28,848

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of April 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

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

Note 4. Equity-based Compensation

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors, including employee stock options and deferred share units (DSUs), to be based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for periods beginning April 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006. The Company’s condensed consolidated financial statements as of and for the three and six months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Equity-based compensation expense recognized under SFAS 123(R) for the three and six months ended September 30, 2006 was $1,263 and $2,382, respectively. Equity-based compensation expense for the three and six months ended September 30, 2005 was $119 and $213, respectively, which related to additional compensation expense to employee stock options. On a SFAS No. 123, Accounting for Stock-Based Compensation pro forma basis, equity-based compensation expense was $1,658 and $3,686 for the three and six months ended September 30, 2005, respectively. The following table illustrates how equity-based compensation was allocated to the Consolidated Statement of Operations as well as the effect on net income and net income per share of all equity-based compensation recognized under SFAS 123(R) during the three and six months ended September 30, 2006:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of revenue	$194	$323
Sales and marketing	607	1,191
General and administrative	159	282
Research and development	303	586
Equity-based compensation before income taxes	1,263	2,382
Income tax provision	—	—
Total equity-based compensation after income taxes	$1,263	$2,382
Impact on basic earning per share	$0.04	$0.08
Impact on diluted earnings per share	$0.04	$0.08
Weighted average shares outstanding:
Basic	29,844	29,626
Diluted	31,006	31,093

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The following table illustrates the effect on net income and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation during the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income — as reported	$557	$1,639
Add: Stock-based compensation included in net income as reported	119	213
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,658)	(3,686)
Net income (loss) — pro forma	$(982)	$(1,834)

Weighted average shares outstanding:
Basic	28,101	27,815
Diluted	29,264	28,848
Net income per share as reported:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Net income (loss) per share pro forma:
Basic and diluted	$(0.03)	$(0.07)

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

Stock Options

Equity-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended September 30, 2006 included compensation expense for equity-based payment awards granted on or prior to March 31, 2006, but not yet vested as of that date. The compensation expense for these awards is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, which was in effect on and prior to March 31, 2006. Compensation expense for the equity-based payment awards granted subsequent to March 31, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because equity-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended September 30, 2006 was $1,203 and $1,878, respectively. Cash received from the exercise of stock options for the three and six months ended September 30, 2006 was $1,830 and $3,227, respectively. The Company did not recognize a tax benefit from awards exercised for the three and six months ended September 30, 2006, respectively.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended September 30, 2005 was $1,070 and $1,661, respectively. Cash received from the exercise of stock options for the three and six months ended September 30, 2005 was $1,760 and $2,382, respectively. The Company did not recognize a tax benefit from awards exercised for the three and six months ended September 30, 2005, respectively.

As of September 30, 2006, there was $7,361 of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.97 years.

The following table summarizes stock option activity for the six months ended September 30, 2006:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2006	5,773	$9.76
Granted	1,334	$9.87
Exercised	(472)	$6.84
Forfeited/cancelled/expired	(236)	$8.35
Total options outstanding as of September 30, 2006	6,399	$10.05	6.1	$17,883

Options exercisable as of September 30, 2006	3,722	$11.06	4.5	$11,899

For purposes of calculating the fair value of options under SFAS 123(R), the weighted average fair value of options granted during the three and six months ended September 30, 2006 was $3.43 and $3.47 per option, respectively. For purposes of calculating the fair value of options under FAS 123, the weighted average fair value of options granted during the three and six months ended September 30, 2005 was $3.30 and $3.17 per option, respectively. The weighted average fair values for the Plans and the non-plan options were based on the fair values on the dates of grant. The fair values for the Plans and the non-plan employee options were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
Risk free interest yields	5.1%	4.0%	5.1%	3.8%
Dividend yield	1.1%	—	1.1%	—
Volatility factor of expected market price of Company’s stock	46%	58%	58%	58%
Weighted average expected life of options (years)	3.3	3.0	3.3	3.0

The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury STRIPS rates for a like term instrument at the date of option grant. The dividend yield is based on the Company’s estimated annual dividend divided by the stock price on the dividend date. The volatility assumption is based on the historical daily price data of the Company’s stock over a period equal to the expected life of the options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.  It is based upon an analysis of the historical behavior of options holders during the period from April 1995 to March 31, 2006. Management believes historical data is representative of future exercise behavior. As equity-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) on April 1, 2006 will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Deferred Share Units

The Company granted nonvested shares of common stock (deferred share units or DSUs) to certain directors and employees under the Company’s 2005 Equity Incentive Plan. The accounting for DSUs is based on the vesting schedule for the shares. If the vesting schedule is based only on the passage of time and continued employment (time-based), the award is expensed from the grant date to the expected vesting date based on the number of shares expected to vest and the stock price on the date of grant. The Company recognizes expense on a straight-line basis for the time-based awards. If the vesting is based on performance criteria (performance-based) that could cause the awards to vest over varying periods of time, or to not vest at all, the award is expensed from the grant date to the expected vesting date at the stock price at the date of grant using a graded vesting approach for those awards that the Company determines are probable of vesting. During the three and six months ended September 30, 2006, the Company granted both time-based and performance-based deferred share units that vest over periods ranging from three to five years. The fair value of the DSUs was determined by using the closing market price for the Company’s stock on the date of grant for each DSUs. Under the agreements covering DSUs, the number of shares of common stock to be issued for unvested DSUs is increased for dividends paid by the Company while the unvested DSUs is outstanding. The unvested DSUs covered by a particular award are multiplied by the per share value of the dividend. The product of that calculation is divided by the closing market price for the Company’s stock on the date the dividend is paid. The number of shares of common stock covered by the award is increased by the resulting amount. During the three and six months ended September 30, 2006, the number of unvested DSUs outstanding was increased slightly due to the $0.03 per share dividend paid by the Company. Equity-based compensation expense related to DSUs for the three and six months ending September 30, 2006 was $1 and $2, respectively. There was no equity-based compensation expense related to DSUs for the three and six months ending September 30, 2005.

A summary of the Company’s DSUs activity, for the six months ended September 30, 2006:

	Units	Weighted- Average Exercise Price Per Unit
Outstanding as of March 31, 2006	—	$—
Granted	63	11.94
Exercised	(3)	12.08
Forfeited	(8)	11.95
Outstanding as of September 30, 2006	52	$11.93

As of September 30, 2006, there was $519 of unrecognized compensation expense related to DSUs that is expected to be recognized over a weighted-average period of 2.7 years.

Note 5. Contingencies

The Company is subject to various claims and litigation in the ordinary course of its business, including employment matters and intellectual property claims. Management does not believe the outcome of any current legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 6. Restructuring Charges

The Company initiated four restructuring plans during fiscal year 2003 in an effort to better align its expenses and revenues in light of economic conditions at the time. The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003 and has accounted for restructuring charges initiated after December 31, 2002 under its provisions. At September 30, 2006, there were no remaining obligations to be paid in connection with the restructuring plans initiated during fiscal year 2003. In connection with the integration of Optika and with the Company’s plans to continue to reduce costs and improve operating efficiencies, the Company adopted two restructuring plans during fiscal 2005. At September 30, 2006, approximately $130 remained to be paid in connection with these initiatives.

During the second quarter of fiscal year 2006, the Company adopted a restructuring plan to reorganize its international sales operations and consolidate certain general and administrative activities. The initial charge of $508 was recognized during the second quarter of fiscal year 2006, which included the costs for pay and benefits related to the involuntary termination of 8 employees of approximately $321 with the remaining $187 related to the closure of the Company’s Brazilian facility. In the third quarter and fourth quarter of fiscal year 2006 a change of estimate was recorded which resulted in $67 and $28, respectively, of additional expense related to this restructuring plan. The second restructuring plan resulted in a charge of $513 which was recorded during the fourth

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

quarter of fiscal year 2006. The expense recognized included costs for pay and benefits of approximately $470 that were related to the involuntary termination of 20 employees and the remaining $43 related to other exit costs necessary to the elimination of our digital asset management group as the technology has been fully integrated into our other software products. At September 30, 2006 approximately $42 remained to be paid in connection with this charge.

     Employee termination benefit costs of $166 will be paid out through January 2007 and the other exit costs totaling $6 will be paid out through January 2007.

Selected information regarding the restructuring charges and related accrued liabilities by restructuring plan is as follows:

	Second Quarter ‘03	First Quarter ‘05		Fourth Quarter ‘05		Second Quarter ‘06		Fourth Quarter ‘06
	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Employee Termination Benefits	Other Exit Costs	Total
Balance at April 1, 2003	$304	$—	$—	$—	$—	$—	$—	$—	$—	$304
Expense	—	—	—	—	—	—	—	—		—
Payments	(65)	—	—	—	—	—	—	—	—	(65)
Change in estimate	360	—	—	—	—	—	—	—	—	360

Balance at June 30, 2003	599	—	—	—	—	—	—	—		599
Payments	(43)	—	—	—	—	—	—	—	—	(43)

Balance at September 30, 2003	556	—	—	—	—	—	—	—	—	556
Payments	(43)	—	—	—	—	—	—	—	—	(43)

Balance at December 31, 2003	513	—	—	—	—	—	—	—	—	513
Payments	(49)	—	—	—	—	—	—	—	—	(49)
Change in estimate	—	—	—	—	—	—	—	—	—	—

Balance at March 31, 2004	464	—	—	—	—	—	—	—		464
Expense	—	1,866	595	—	—	—	—	—	—	2,461
Payments	(48)	(306)	—	—	—	—	—	—	—	(354)

Balance at June 30, 2004	416	1,560	595	—	—	—	—	—	—	2,571
Payments	(33)	(794)	(81)	—	—	—	—	—	—	(908)

Balance at September 30, 2004	383	766	514	—	—	—	—	—	—	1,663
Payments	(51)	(391)	(81)	—	—	—	—	—	—	(523)

Balance at December 31, 2004	332	375	433	—	—	—	—	—	—	1,140
Expense	—	—	—	990	114	—	—	—	—	1,104
Payments	(51)	(36)	(87)	(348)	(7)	—	—	—	—	(529)
Change in estimate	—	32	—	—	—	—	—	—	—	32

Balance at March 31, 2005	281	371	346	642	107	—	—	—	—	1,747
Payments	(87)	(91)	(87)	(265)	(142)	—	—	—	—	(672)
Change in estimate	(57)	—	—	27	47	—	—	—	—	17

Balance at June 30, 2005	137	280	259	404	12	—	—	—	—	1,092
Expense	—	—	—	—	—	321	187	—	—	508
Payments	(79)	—	(91)	(216)	(12)	(160)	(43)	—	—	(601)
Change in estimate	—	—	140	—	—	—	—	—	—	140

Balance at September 30, 2005	58	280	308	188	—	161	144	—	—	1,139
Payments	(42)	(9)	(91)	(63)	—	(113)	(81)	—	—	(399)
Change in estimate	—	—	—	—	—	67	—	—	—	67

Balance at December 31, 2005	16	271	217	125	—	115	63	—	—	807
Expense	—	—	—	—	—	—	—	470	43	513
Payments	—	—	(91)	(69)	—	(115)	(34)	(257)	(11)	(577)
Change in estimate	—	(150)	—	—	—	28	—	—	—	(122)

Balance at March 31, 2006	$16	$121	$126	$56	$—	$28	$29	$213	$32	$621
Payments	(4)	—	(90)	(51)	—	(18)	(22)	(124)	(32)	(341)

Balance at June 30, 2006	$12	$121	$36	$5	$—	$10	$7	$89	$—	$280
Payments	(12)	(2)	(30)	—	—	(10)	(7)	(47)	—	(108)

Balance at September 30, 2006	$—	$119	$6	$5	$—	$—	$—	$42	$—	$172

STELLENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

Note 7. Subsequent Event

      On November 2, 2006, the Company entered into an Agreement and Plan of Merger with Oracle Systems Corporation (“Oracle”), and a wholly owned subsidiary of Oracle, providing for the merger of that subsidiary with and into our company. Following consummation of the merger, the Company would be a wholly owned subsidiary of Oracle. Under the terms of the merger agreement, the Oracle subsidiary has agreed to make a cash tender offer for all outstanding shares of our common stock at $13.50 per share. As soon as practicable following the completion of the offer, the Oracle subsidiary has agreed to effect the merger described above. Upon the consummation of the merger, each share of our common stock not purchased in the offer would be converted into the right to receive $13.50 per share in cash.  The consummation of each of the tender offer and the merger is subject to certain customary conditions, including regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Form 10-Q for the period ended September 30, 2006 contains certain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by, and information currently available to, us at the time such statements were made. When used in this Form 10-Q, the words approximate, anticipate, believe, estimate, expect, intend and similar expressions, as they relate us, are intended to identify such forward-looking statements. Although we believe these statements are reasonable, readers of this Form 10-Q should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of the risk factors listed below. Readers of this Form 10-Q should consider carefully the factors listed below, as well as the other information and data contained in this Form 10-Q. We caution the reader, however, that such list may not be exhaustive and that those or other factors, many of which are outside of our control, could have a material adverse effect on us and our results of operations. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth hereunder. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Product licenses	$14,491	$13,321	9%	$28,844	$27,049	7%
Services	8,527	6,938	23%	16,206	12,098	34%
Post-contract support	10,710	9,888	8%	21,020	19,561	7%

Total	$33,728	$30,147	12%	$66,070	$58,708	13%

As a percentage of total revenues:
Product licenses	43%	44%		44%	46%
Services	25%	23%		24%	21%
Post-contract support	32%	33%		32%	33%

     Revenues totaled $33.7 million and $66.1 million for the second quarter and first half of fiscal year 2007, respectively, compared to $30.1 million and $58.7 million for the second quarter and first half of fiscal year 2006, respectively. Total revenues for the second quarter and first half of fiscal year 2007 were up $3.6 million and $7.4 million, or 12% and 13%, respectively, from the second quarter and first half of fiscal year 2006. The overall increase in revenues was due primarily to the significant amount of growth in our consulting services revenue for the second quarter and the first half of fiscal year 2007, when compared to the same prior year periods. The services revenue growth continues to be concentrated primarily within our international operations as we continue to experience a strong demand from our customers to assist them in implementing and deploying our software products across their enterprise.  We also experienced an increased demand for our universal content management technology, resulting in a $1.3 million increase in end-user product license revenue during the second quarter of fiscal year 2007, when compared to the same period in the prior year.  Our license sales to our OEM customers for the first half of fiscal year 2007 was up approximately $1.8 million, when compared to first half of fiscal year 2006, as a result of an increase demand for our filtering and conversion technology.  Our post-contract support revenue continues to increase and accounted for $0.8 million of the increase for the second quarter of fiscal year 2007 as our installed base continues to expand.  The remaining increase for the second quarter of fiscal year 2007, when compared to the same period in the prior year was attributed to our acquisition of SealedMedia.  The additional increase in our post-contract support for the first half of 2007, when compared to the first half of fiscal year 2006 relates to the organic growth of our install base.

Product Licenses

     Revenues generated from product licenses totaled $14.5 million and $28.9 million for the second quarter and first half of fiscal year 2007, respectively, increases of $1.2 million and an increase of $1.8 million, or 9% and 7%, respectively, from $13.3 million and $27.0 million in the second quarter and first half of fiscal year 2006, respectively. The increase in product license revenues for the second quarter of fiscal year 2007, when compared to the same period in the prior year can be attributed to increased demand for our universal content management software products to our end users, specifically internationally, where our license sales had increased approximately $2.7 million, partially offsetting this increase was a decline in our domestic Sarbanes/Oxley Solution and Universal Content Management license orders from the US federal government. The increase in license revenue for the first half of fiscal year 2007, when compared to the first half of fiscal year 2006 can be attributed to an increased demand for our filtering and conversion technology to our OEM customers.

Services

     Revenues for services, consisting of consulting services, training and billable expenses, totaled $8.5 million and $16.2 million for the second quarter and first half of fiscal year 2007, respectively, increases of $1.6 million and $4.1 million, or 23% and 34%, respectively, from $6.9 million and $12.1 million in the second quarter and first half of fiscal year 2006, respectively. The increase in revenues for services was due to an increased number of service engagements associated with the increase in universal content management product license revenue, specifically internationally, where our services revenues were up $1.9 million and $3.4 million for the second quarter and first half of fiscal year 2007, when compared to the same periods in the prior year.  Our consulting services revenue for implementing our compliance software has decreased $0.6 million during the first half of fiscal year 2007, when compared to the same period in the prior year as a result of lower domestic sales of our Sarbanes / Oxley Solutions software product.

     Customers use our consulting services to facilitate the adoption or our software or supplement their internal information technology staff in software implementation projects. Our consulting service revenue relates almost exclusively to end-user customers, as our OEM customer embed our software in their own software and they in turn perform the consulting services to their own end-user customers.  Revenues related to consulting services work can increase as a result of a larger install base of products with end-user customers.  A decline in product license revenues to end-users customers may result in fewer consulting services engagements.

Post-Contract Support

     Revenues for post-contract support for the second quarter and first half of fiscal year 2007 totaled $10.7 million and $21.0 million, respectively, increases of $0.8 million and $1.5 million, or 8% and 7%, respectively, from $9.9 million and $19.6 million in the second quarter and first half of fiscal year 2006, respectively.  Approximately $0.2 million of the increase in the second quarter of fiscal year 2007, when compared to the same period in the prior year can be attributed to revenue generated from the install base of SealedMedia. The remaining increase in revenues for the second quarter and first half of 2007, when compared to the same periods in the prior year for our post-contract support was due to supporting a larger customer installed base of software products

     As we license our products, whether on a perpetual basis to our end-user customers, or on a term basis to OEM customers, our installed base of software products increases.  Since the rate of annual renewals of post-contract customer support services on our software products has remained high, our post-contract customer support revenues grow because we have a larger installed base of products. Since post-contract customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in post-contract customer support revenues. However, since post-contract customer support revenues are recognized over the duration of the support contract, the impact would lag behind a decline in license revenues.

COST OF REVENUES AND GROSS PROFIT

Cost of Revenues — General

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Cost of product licenses	$783	$815	(4)%	$1,611	$1,975	(18)%
Cost of amortization of capitalized software from acquisitions	339	443	(23)%	646	859	(25)%
Cost of services	7,368	6,484	14%	14,271	11,509	24%
Cost of post-contract support	1,813	1,956	(7)%	3,538	3,806	(7)%

Total cost of revenues	$10,303	$9,698	6%	$20,066	$18,149	11%

Gross profit	$23,425	$20,449	15%	$46,004	$40,559	13%
As a percentage of total revenue:
Cost of product licenses	2%	3%		2%	3%
Cost of amortization of capitalized software from acquisitions	1%	1%		1%	2%
Cost of services	22%	22%		22%	20%
Cost of post-contract support	6%	6%		5%	6%
Total cost of revenues	31%	32%		30%	31%
Gross margin	69%	68%		70%	69%

     Total cost of revenues increased by $0.6 million and $1.9 million, or 6% and 11%, respectively, to $10.3 million and $20.1 million for the second quarter and first half of fiscal 2007 when compared to the same periods in fiscal year 2006. Total cost of revenues as a percentage of total revenues was 31% and 30% for the second quarter and first half of fiscal year 2007, compared to 32% and 31% for the same periods in fiscal year 2006. Overall gross profit increased by $3.0 million and $5.4 million, or 15% and 13%, to $23.4 million and $46.0 million for the second quarter and first half of fiscal year 2007, respectively, when compared to the second quarter and first half of fiscal year 2006. Total gross profit as a percentage of total revenues was 69% and 70% for the second quarter and first half of fiscal year 2007, compared to 68% and 69% for the same periods in fiscal year 2006. Our overall gross profit percentage was slightly higher in the second quarter and first half of fiscal year 2007, when compared to the same periods a year ago as a result of an improvement in our gross margin percentages for our product and services. The increase in absolute gross product dollars was attributable to the increase in product license, services and post-contract support revenues described above. Our overall gross profit was impacted during the second quarter and first half of fiscal year 2007 by approximately $0.2 million and $0.3 million, respectively, as a result of the adoption of SFAS 123(R) during the first quarter of fiscal year 2007.

Cost of Revenues – Product Licenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Cost of product licenses	$783	$815	(4)%	$1,611	$1,975	(18)%
Cost of amortization of capitalized software from acquisitions	339	443	(23)%	646	859	(25)%

Total cost of product licenses	$1,122	$1,258	(11)%	$2,257	$2,834	(20)%

Gross profit — product licenses	$13,369	$12,063	11%	$26,587	$24,215	10%
As a percentage of product license revenue:
Cost of product licenses	6%	6%		6%	7%
Cost of amortization of capitalized software from acquisitions	2%	3%		2%	3%
Total cost of product license revenues	8%	9%		8%	10%
Product license gross margin	92%	91%		92%	90%

     Cost of revenues for product licenses. Cost of product licenses includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of revenues for product licenses in the second quarter and first half of fiscal year 2007 totaled $1.1 million and $2.3 million, respectively, a decrease of $0.2 million and $0.5 million, from $1.3 million and $2.8 million in the second quarter and first half of fiscal year 2006. Gross profit as a percentage of revenues for product licenses was up to 92% for both the second quarter and first half of fiscal year 2007, compared to 91% and 90% for the same periods in fiscal year 2006. The decrease in cost of revenues for product licenses was due to lower third-party software royalty costs associated with technology incorporated into our end-user software products during the second quarter of fiscal year 2007, when compared to the same period a year ago.  Also contributing to the overall decrease in our cost of product license during the first half of fiscal year 2007, when compared to the same period in the prior year was the result of higher levels of sales to our OEM customers, which carry a higher gross margin percentage than sales to our end-user customers.  Sales to our OEM customers were approximately $1.8 million higher in the first half of fiscal year 2007, when compared to the same period in the prior year.

     Amortization of Capitalized Software from Acquisitions. Cost of product license revenues related to amortization of capitalized software from acquisitions was approximately $0.3 million and $0.6 million for the second quarter and first half of fiscal year 2007 compared to $0.4 million and $0.9 million for the second quarter and first half of fiscal year 2006. The cost of revenues for amortization of capitalized software from acquisitions was attributable to the amortization of capitalized software obtained in the acquisition of certain assets Active IQ, Ancept, Optika, the e-Onehundred Group, BitForm and SealedMedia, in March 2003, August 2003, May 2004, June 2005, June 2006 and July 2006, respectively. The slight decrease in cost of revenues related to amortization of capitalized software from fiscal 2007 compared to fiscal 2006 was attributable to the completion of amortization of capitalized software during fiscal year 2006 related to the Active IQ and Ancept acquisitions. This was partially offset by amortization expense recognized in connection with our acquisition of BitForm starting in July 2006 and SealedMedia in August of 2006. We acquired technology from the companies listed above for incorporation into our end-users and OEM products in order to maintain competitive functionality.

Cost of Revenues — Services

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Services — cost of revenue	$7,368	$6,484	14%	$14,271	$11,509	24%
Gross profit — services	$1,159	$454	155%	$1,935	$589	229%
As a percentage of respective revenue:
Cost of services	86%	93%		88%	95%
Gross profit	14%	7%		12%	5%

Cost of services revenues, consisting of personnel, billable and unbilled travel expenses and other operating expense, increased by $0.9 million and $2.8 million, or 14% and 24%, to $7.4 million and $14.3 million for the second quarter and first half of fiscal year 2007, when compared to the same period in the prior year. Gross profit as a percentage of revenues for services improved to 14% and 12% for the second quarter and first half of fiscal year 2007, compared to gross margin percentages of 7% and 5% for the same periods in fiscal year 2006. The overall increase in cost of services relates to personnel and outside contractors needed to generate the additional $1.6 million and $4.1 million of services revenue in the second quarter and first half of fiscal year 2007, when compared to the periods a year ago. The overall increase in our gross profit margin on services was due to high levels of consulting and training revenue, along with higher utilization of our employees and increased bill rates. We have made significant changes in our services organization over the past twelve months, resulting in increased efficiencies and cost reductions, which also have contributed to the overall improvement in our services gross margin percentage.  We have also continued to add consultants within our services group which has allowed us to source a larger number of engagement through internal resources versus outside contractors resulting continued improvement in our gross margin percentage in fiscal year 2007, when compared to the prior fiscal year.  We recognized approximately $0.2 million and $0.3 million of compensation expense during the second quarter and first half of fiscal year 2007, respectively, as a result of our adoption of SFAS 123(R).

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

Cost of Revenues — Post-Contract Support

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Post-contract support — cost of revenue	$1,813	$1,956	(7)%	$3,538	$3,806	(7)%
Gross profit — post-contract support	$8,897	$7,932	12%	$17,482	$15,755	11%
As a percentage of respective revenue:
Post-contract support	17%	20%		17%	19%
Gross profit	83%	80%		83%	81%

Cost of post-contract support services, consisting of personnel and other operating expenses, decreased by $0.1 million and $0.3 million, or 7%, to $1.8 million and $3.5 million for the second quarter and first half of fiscal year 2007, when compared to the same periods in fiscal year 2006. Gross profit as a percentage of post-contract support increased to 83% for both the second quarter and first half of fiscal year 2007 from 80% and 81% for the second quarter and first half of fiscal year 2006. The increase in the gross profit dollars was due to a growing installed base of software products.  The overall increase in gross margin percentage was due to lower levels of personnel costs within our support organization during the second quarter and first half of fiscal year 2007, when compared to the same periods a year ago.

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

OPERATING EXPENSES

Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Sales and marketing	$13,063	$11,712	12%	$25,421	$23,148	10%
Percentage of total revenues	39%	39%		38%	39%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses were $13.1 million and $25.4 million for the second quarter and first half of fiscal year 2007, an increase of $1.4 million and $2.3 million, or 12% and 10%, when compared to the same periods in fiscal year 2006. As a percentage of total revenues, sales and marketing expenses were 39% and 38% for the second quarter and first half of fiscal year 2007, compared to 39% for both the second quarter and first half of fiscal year 2006. The increase in sales and marketing costs in the second quarter of fiscal year 2007, when compared to the same period a year ago was due to our adoption of SFAS 123(R) in which we recorded approximately $0.6 million of compensation expense, where none was recorded in the same period in the prior year.  We also incurred integration costs in connection with our acquisition of BitForm and SealedMedia which totaled approximately $0.5 million during the second quarter of fiscal year 2007.  The remaining increase in sales and marketing costs for the second quarter of fiscal year 2007, when compared to the same period in the prior year was due to additional variable compensation costs associated with the additional revenue generated.  The increase in sales and marketing costs for the first half of fiscal year 2007, when compared to the same period in the prior year was due to the previously noted integration charge of $0.5 million, along with our adoption of SFAS 123(R) under which we had recorded $1.2 million of compensation expense year-to-date in fiscal 2007 versus none in the prior year. The remaining increase can be attributed to the variable compensation costs associated with the higher levels of revenue.  Partially offsetting these increased expenses was a $0.4 million reduction in expenses during the first half of fiscal year 2007, when compared to the same period a year ago related to severance costs associated with the departure of our Executive Vice President of Field Operations during the first quarter of fiscal year 2006.  The overall decrease in sales and marketing as a percentage of revenue is primarily due to a larger revenue base, achieving improved productivity from our sales personnel and the sales restructuring actions taken during fiscal 2006.

General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
General and administrative	$3,753	$2,812	33%	$6,949	$5,982	16%
Percentage of total revenues	11%	9%		11%	10%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees and bad debt expense. For the second quarter and first half of fiscal year 2007, general and administrative expenses were $3.8 million and $6.9 million, an increase of $1.0 million and $0.9 million, or 33% and 16%, from $2.8 million and $6.0 million for the second quarter and first half of fiscal year 2006. The increase in general and administrative expenses during the second quarter of fiscal year 2007, when compared to the same period a year ago was primarily due to $0.4 million of additional bad debt expense, $0.3 million of personnel costs and approximately $0.2 million of stock compensation expense related to our adoption of SFAS 123(R) in fiscal year 2007.  We also incurred approximately $0.1 million of costs associated with the integration of BitForm and SealedMedia.  The increase for the first half of fiscal year 2007, when compared to the same period in the prior year was again due to approximately $0.5 million of additional contract labor and personnel costs, $0.3 million of additional bad debt expense, $0.3 million of stock compensation expense and $0.1 million of integration costs mentioned above.  These increases were partially offset by $0.2 million reduction in professional fees associated with our compliance with the Sarbanes-Oxley Act of 2002.

Research and Development

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Research and development	$5,832	$4,895	19%	$11,350	$9,551	19%
Percentage of total revenues	17%	16%		17%	16%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. For the second quarter and first half of fiscal year 2007, research and development expenses totaled $5.8 million and $11.4 million, compared to $4.9 million and $9.6 million for the second quarter and first half of fiscal year 2006. Our research and development efforts continue to be focused on enhancing our many products. The increase in research and development during the second quarter of fiscal year 2007, when compared to the same period a year ago was due to $0.6 million of additional personnel costs primarily associated with the employees acquired through our acquisition of both BitForm and SealedMedia. Also, we recorded stock compensation expense of $0.3 million during the second quarter of fiscal year 2007, as a result of adopting SFAS 123(R) in fiscal year 2007 versus none in the same period a year ago. The increase when comparing the first half of fiscal year 2007 to the first half of fiscal year 2006 was due to $1.1 million of additional personnel costs, of which approximately $0.4 million can be attributed to employees acquired through our acquisition of BitForm and SealedMedia. We also recognized approximately $0.6 million of stock compensation expense during the first half of fiscal year 2007 versus none in the same period in the prior year.

Amortization of Acquired Intangible Assets and Other

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Amortization of acquired intangible assets and other	$116	$210	(45)%	$209	$374	(44)%
Percentage of total revenues	—%	1%		—%	1%

During the second quarter and first half of fiscal year 2007, amortization of acquired intangible assets consisted of amortization expense associated with the amount of the purchase price allocated to Optika’s, e-Onehundred Group’s, BitForm’s and SealedMedia’s customer base, patents and trademarks acquired in the acquisitions of the respective entities. During the second quarter and first half of fiscal year 2005, amortization of acquired intangible assets and other, also included stock compensation expense related to the unvested stock options acquired in the acquisition of Optika.

Other Income (Expense)

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Interest income	$741	$478	55%	$1,490	$893	67%
Percentage of total revenues	2%	2%		2%	2%

For the second quarter and first half of fiscal year 2007, interest income, net $0.7 million and $1.5 million, an increase of $0.2 million and $0.6 million, or 55% and 67%, from $0.5 million and $0.9 million for the second quarter and first half of fiscal year 2006. The increase in interest income, net was mainly due to higher interest rates on cash, cash equivalents, and marketable securities of approximately $0.2 million in the second quarter of fiscal year 2007 when compared to the same period in fiscal year 2006. In the first half of fiscal year 2007, when compared to the same periods in fiscal year 2006, interest income, net increased approximately $0.4 million due to higher interest rates on cash, cash equivalents, and marketable securities and approximately $0.2 million due to an increase in the average balance of invested funds.

Income Taxes

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except for percentages)
Provision for income taxes	$69	$93	(26)%	$132	$93	42%
Percentage of total revenues	—%	—%		—%	—%

During the second quarter and first half of fiscal year 2007 our provision for income tax totaled approximately $0.1 million for both periods versus $0.1 million when compared to the same periods in the prior year. Our tax provision primarily related to the Alternative Minimum Tax and FAS 109 Accounting for Income Taxes.

Net Operating Loss Carryforwards

     As of September 30, 2006, we had net operating loss carryforwards of approximately $160 million. The net operating loss carryforwards will expire at various dates beginning in 2010, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Our ability to utilize net operating loss carryforwards on an annual basis will be limited as a result of “ownership changes” in connection with the sale of equity securities. We have provided a valuation allowance against the entire amount of the deferred tax asset as of September 30, 2006 because of uncertainty regarding its full realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

     We have funded our operations and satisfied our capital expenditure requirements primarily through revolving working capital term loans from banking institutions, private placements and public offerings of securities.

     To date, we have invested our capital expenditures in property and equipment, consisting largely of computer hardware and software. Capital expenditures for the six months ended September 30, 2006 were $1.1 million. We have also entered into capital and operating leases for facilities and equipment. We expect that our capital expenditures will increase as our employee base grows.

     As of September 30, 2006, we had $70.4 million in cash and marketable securities and $68.8 million in working capital. We currently believe that our cash and cash equivalents on hand will be sufficient to meet our working capital requirements for the foreseeable future, particularly through March 31, 2007. On a longer term basis, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We cannot be certain that additional financing will be available on terms favorable to us, or on any terms, or that any additional financing will not be dilutive.

     Cash, cash equivalents and marketable securities decreased $11.4 million, or approximately 14% or $70.4 million as of September 30, 2006 from $81.8 million at March 31, 2006. The decrease was primarily due to cash paid for our acquisition of BitForm and SealedMedia, which together totaled approximately $12.1 million, $1.5 million of additional consideration paid to the former shareholders of E-100 and $1.8 million in dividends to our shareholders.  We also incurred $1.1 million in capital expenditures during the first six months of fiscal year 2007.  These amounts were offset by the $6.3 million of positive cash flow generated from operations during the six months ended September 30, 2006 and the proceeds of stock options exercises.

Our sources and uses of cash were as follows (in thousands):

	Six Months Ended September30,
	2006	2005
Cash provided by operating activities	$3,139	$4,515
Cash used in investing activities	(4,379)	(9,447)
Cash provided by financing activities	1,065	2,194

Operating Activities. Net cash provided by operating activities of $3.1 million in the six months ended September 30, 2006 resulted primarily from net income of $3.4 million. After excluding the effects of non-cash expenses, including employee stock-based compensation of $2.4 million, depreciation and amortization of $1.8 million, and amortization of intangible assets of $0.9 million, the adjusted cash provided before the effect of changes in working capital components was $8.5 million. Cash used in operations included a $2.0 million increase in accounts receivable, a decrease in deferred revenue of $0.5 million, an increase in prepaid expenses and other current assets of $0.2 million and an overall decrease in accounts payable and accrued expenses including commissions of $0.5 million and $2.1 million, respectively.

     A number of non-cash items were charged to expense and reduced our net income for the six months ended September 30, 2006 and 2005, respectively. These items include employee stock-based compensation, depreciation and amortization of property and equipment and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers, offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 89 days and 92 days for the six months ended September 30, 2006 and 2005, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash used in investing activities was $4.4 million for the six months ended September 30, 2006. This resulted from cash used in the acquisition of SealedMedia and BitForm, which totaled $12.1 million.  We also paid the former shareholders of E-100 $1.5 million in additional consideration pursuant to the earn-out provisions of the agreement under which we acquired e-Onehundred.  We also purchased $1.1 million of capital expenditures during the first six months of fiscal year 2007.   Offsetting these cash outflows was $10.5 million of net maturities of our marketable securities during the first six months of fiscal year 2007.

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

Financing Activities. Net cash provided by financing activities of $1.1 million in the six months ended September 30, 2006 included approximately $3.2 million in net proceeds from the issuance of common stock related to the exercise of employee stock options, offset by the $1.8 million cash dividend paid to shareholders and $0.4 million of payments under capital leases during the first half of fiscal year 2007.

     Our cash flows from financing activities are the result of cash receipts from the issuance of common stock. We receive cash from the exercise of common stock options. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and general market conditions. Our Board of Directors approved a $0.03 per common share dividend during the first and second quarter of fiscal year 2007. In accordance with our merger agreement with Oracle and wholly owned subsidiary of Oracle, our Board of Directors has suspended further dividends on our common stock pending the consummation of the transactions contemplated by the merger agreement.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No, 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company does not believe that SAB 108 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard.

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

Workforce Reductions

     In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our company to calculate the termination benefits to be provided to affected employees. At September 30, 2006, approximately $0.2 million was accrued for future severance and termination benefits payments that is payable through January 2007.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2006, we have recorded a full valuation allowance of $73.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. The Company had U.S. net operating loss (NOL) carryforwards of approximately $126.0 million and foreign net operating losses of approximately $36.0 million at

September 30, 2006. The NOL carryforwards begin to expire in 2010. These NOL carryforwards are subject to annual utilization limitations due to prior ownership changes.

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

Valuation and Evaluation of Impairment of Long-lived Assets

     We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement requires that long-lived and intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on our review no impairment of long-lived assets has occurred through September 30, 2006.

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

     We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and could have a material adverse impact on our consolidated financial condition and operating results. No circumstances occurred during the first nine months of calendar year 2006 that would have required us to assess goodwill for impairment on an interim basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest income on cash, cash equivalents and marketable securities is affected by changes in interest rates in the United States. Changes in these rates have a significant effect on our interest income. Over the past year, interest rates earned on invested funds have increased by approximately 200 basis points. We believe that there may be future exposure to interest rate market risk.

     Our investments are held primarily in commercial paper, which is affected by equity price market risk and other factors. We do not anticipate that exposure to these risks will have a material impact on us, due to the nature of our investments.

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

RECENT ANNOUNCEMENTS REGARDING OUR ANTICIPATED ACQUISITION COULD CAUSE A DECLINE IN THE SALES OF OUR PRODUCTS, AS WELL AS CAUSE THE RESULTS OF OUR OPERATIONS TO SUFFER. OUR BUSINESS AND STOCK PRICE MAY ALSO SUFFER PRIOR TO COMPLETION OF, OR IF WE DO NOT COMPLETE, A PROPOSED TRANSACTION.

      On November 2, 2006, we entered into an Agreement and Plan of Merger with Oracle, and a wholly owned subsidiary of Oracle, providing for the merger of that subsidiary with and into our company. Following consummation of the merger, we would be a wholly owned subsidiary of Oracle. Under the terms of the merger agreement, the Oracle subsidiary has agreed to make a cash tender offer for all outstanding shares of our common stock at $13.50 per share. As soon as practicable following the completion of the offer, the Oracle subsidiary has agreed to effect the merger described above. Upon the consummation of the merger, each share of our common stock not purchased in the offer would be converted into the right to receive $13.50 per share in cash.  The consummation of each of the tender offer and the merger is subject to certain customary conditions, including regulatory approval.  We expect the transactions to close in the third or fourth quarter of fiscal 2007.

      If the transaction is not completed, we could be subject to a number of factors that may adversely affect our business, results of operations and stock price, including:

•                     our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to the transaction;

•                     the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that a transaction will be completed;

•                     we must pay various costs related to the transaction, such as our legal, investment advisor and accounting fees; and

•                     if our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to enter into a transaction with more favorable terms and conditions than that agreed to by Oracle.

      The announcement of proposed transactions and related uncertainty concerning our future may make it more difficult for us to sell our products, which could have an adverse effect on our revenues.

      Third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the proposed transactions. Moreover, the pace of our installations and maintenance renewals may decline as customers await closure of a transaction. Speculation regarding the likelihood of the closing of a transaction could increase the volatility of the price of our common stock.

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

We acquired BitForm on June 29, 2006 and SealedMedia on July 31, 2006.  If we are not able to successfully integrate there businesses into our existing business and operations, our operating results may suffer.  We may seek to acquire or invest in businesses, products or technologies that are complementary to our business. If we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition, successfully finance the acquisition or integrate the new business or products into our existing business and operations. In addition, the negotiation of potential acquisitions and the integration of acquired businesses or products may divert management time and resources from our existing business and operations. To finance acquisitions, we may use a substantial portion of our available cash or we may issue additional securities, which would cause dilution to our shareholders.

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

We are a small company and depend greatly on the knowledge and experience of our senior management team and other key personnel. If we lose any of these key personnel, our business, operating results and financial condition could be materially adversely affected. Our success will depend in part on our ability to attract and retain additional personnel with the highly specialized expertise necessary to generate revenue and to engineer, design and support our products and services. Like other software companies, we face intense competition for qualified personnel. We may not be able to attract or retain such personnel. Our pending transaction with Oracle may result in employee attrition.

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

Stellent and certain of our current and former officers and directors were named as co-defendants in a shareholder class-action lawsuit that was settled during fiscal year 2006. Also, certain current and former officers and directors were named in a derivative lawsuit that followed the completion of a special litigation committee process in which the plaintiff, on behalf of the Company, alleged that the board breached its fiduciary duties by allowing certain circumstances to exist that gave rise to the shareholder lawsuit described above. A special litigation committee has recommended that the Company not pursue an action against the Board and/or the Company’s officers. The Company moved to dismiss the action. While the motion to dismiss was pending the Company’s insurance carriers, because of the ongoing expense of litigation and the role the plaintiff’s counsel played in the special litigation committee process, agreed to settle the pending derivative lawsuit for a payment of $0.3 million. The settlement received final court approval in the second quarter of fiscal 2007. The settlement was paid entirely from proceeds of an insurance policy.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION USING THE FAIR VALUE METHOD, WILL SIGNIFICANTLY INCREASE OUR COMPENSATION EXPENSE IN FISCAL 2007 COMPARED TO FISCAL 2006.

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, known as Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. SFAS No. 123(R) requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests, which will increase our compensation expense significantly. We adopted SFAS No. 123(R) effective April 1, 2006. As part of this adoption, we began expensing options effective April 1, 2006. Based on the current amount of outstanding stock options that will vest on or after April 1, 2006, we anticipate recognizing approximately $4.5 million of compensation expense during fiscal year 2007. This amount will fluctuate depending on future stock options granted to or forfeited by employees and directors.

NEW LEGISLATION IS LIKELY TO IMPACT OUR FUTURE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, which will continue to have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives which following several highly publicized corporate accounting and corporate governance failures, have increased general and administrative costs. Additional regulatory changes may increase our costs further. Further, the impact of these changes may increase costs incurred by our customers and prospects, which could result in delays or cancellations in spending on enterprise content management software and services like those that we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 1, 2006 the Company held its Annual Meeting of the Shareholders to consider a vote upon the following proposals. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below.

		AFFIRMATIVE	NEGATIVE	ABSTAIN	BROKER
	PROPOSAL	VOTES	VOTES	VOTES	NON-VOTES
1.	Election of Directors:
	Robert F. Olson	24,214,131	1,329,651	—	—
	Philip E. Soran	25,147,465	396,317	—	—
	Kenneth H. Holec	25,147,565	396,217	—	—
	Raymond A. Tucker	25,127,565	416,217	—	—
	William B. Binch	25,126,569	417,213	—	—
	Alan B. Menkes	24,745,448	798,334	—	—

2.	Ratification of the appointment of Grant Thornton LLP as independent auditors for the Company for fiscal year ended March 31, 2007.	25,162,136	4,062	377,163	—

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

FILE	DESCRIPTION	REFERENCE
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Stellent, Inc., Oracle Systems Corporation, and Star Acquisition Corp.*	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A filed November 6, 2006

2.2	Tender and Support Agreement, dated as of November 2, 2006, by and among Oracle Systems Corporation, Star Acquisition Corp., and the individuals listed on Annex I thereto*	Incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A filed November 6, 2006

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronic Transmission

*  Excludes schedules, exhibits and certain annexes, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STELLENT, INC.

(Registrant)

Date: November 8, 2006	By:	/s/ Robert F. Olson

Robert F. Olson,
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Darin P. McAreavey

Darin P. McAreavey
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

EXHIBITS

FILE	DESCRIPTION	REFERENCE
2.1	Agreement and Plan of Merger, dated as of November 2, 2006, by and among Stellent, Inc., Oracle Systems Corporation, and Star Acquisition Corp.*	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A filed November 6, 2006

2.2	Tender and Support Agreement, dated as of November 2, 2006, by and among Oracle Systems Corporation, Star Acquisition Corp., and the individuals listed on Annex I thereto*	Incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A filed November 6, 2006

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated August 29, 2001

3.2	Bylaws	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, File No. 333-75828

31.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

31.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.1	Certification by Robert F. Olson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

32.2	Certification by Darin P. McAreavey, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Electronic Transmission

*  Excludes schedules, exhibits and certain annexes, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.